Form 10-Q
period 2020-09-30
MODINE MANUFACTURING CO
filed 2020-11-06
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,147,640 at October 30, 2020.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2020 and 2019
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net sales	$461.4	$500.2	$809.2	$1,029.2
Cost of sales	380.6	424.5	682.3	870.1
Gross profit	80.8	75.7	126.9	159.1
Selling, general and administrative expenses	50.8	67.4	95.5	130.9
Restructuring expenses	1.5	2.3	6.1	4.1
Operating income	28.5	6.0	25.3	24.1
Interest expense	(5.2)	(5.8)	(10.6)	(11.7)
Other expense – net	(0.5)	(1.3)	(0.5)	(2.4)
Earnings (loss) before income taxes	22.8	(1.1)	14.2	10.0
Provision for income taxes	(13.9)	(3.7)	(13.7)	(6.6)
Net earnings (loss)	8.9	(4.8)	0.5	3.4
Net (earnings) loss attributable to noncontrolling interest	(0.3)	0.1	(0.5)	(0.1)
Net earnings (loss) attributable to Modine	$8.6	$(4.7)	$-	$3.3

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.17	$(0.09)	$-	$0.07
Diluted	$0.17	$(0.09)	$-	$0.06

Weighted-average shares outstanding:
Basic	51.3	50.8	51.1	50.8
Diluted	51.3	50.8	51.1	51.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2020 and 2019
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$8.9	$(4.8)	$0.5	$3.4
Other comprehensive income (loss):
Foreign currency translation	17.4	(19.5)	22.8	(17.7)
Defined benefit plans, net of income taxes of $0.4, $0.3, $0.8 and $0.6 million	1.3	1.1	2.5	2.2
Cash flow hedges, net of income taxes of $0.2, $0.1, $0.5 and $0.4 million	0.4	(0.2)	1.4	(1.0)
Total other comprehensive income (loss)	19.1	(18.6)	26.7	(16.5)

Comprehensive income (loss)	28.0	(23.4)	27.2	(13.1)
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	0.3	(0.7)	0.2
Comprehensive income (loss) attributable to Modine	$27.6	$(23.1)	$26.5	$(12.9)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2020 and March 31, 2020
(In millions, except per share amounts)
(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$62.5	$70.9
Trade accounts receivable – net	297.2	292.5
Inventories	201.7	207.4
Other current assets	55.0	62.5
Total current assets	616.4	633.3
Property, plant and equipment – net	439.1	448.0
Intangible assets – net	104.6	106.3
Goodwill	169.4	166.1
Deferred income taxes	102.8	104.8
Other noncurrent assets	78.6	77.6
Total assets	$1,510.9	$1,536.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$17.1	$14.8
Long-term debt – current portion	13.5	15.6
Accounts payable	224.5	227.4
Accrued compensation and employee benefits	75.1	65.0
Other current liabilities	61.3	49.2
Total current liabilities	391.5	372.0
Long-term debt	373.8	452.0
Deferred income taxes	7.1	8.1
Pensions	130.2	130.9
Other noncurrent liabilities	86.1	79.5
Total liabilities	988.7	1,042.5
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.8 million and 53.4 million shares	33.6	33.3
Additional paid-in capital	247.0	245.1
Retained earnings	469.9	469.9
Accumulated other comprehensive loss	(196.8)	(223.3)
Treasury stock, at cost, 2.7 million and 2.5 million shares	(37.9)	(37.1)
Total Modine shareholders’ equity	515.8	487.9
Noncontrolling interest	6.4	5.7
Total equity	522.2	493.6
Total liabilities and equity	$1,510.9	$1,536.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2020 and 2019
(In millions)
(Unaudited)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$0.5	$3.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.9	38.3
Stock-based compensation expense	2.1	4.4
Deferred income taxes	1.0	(0.5)
Other – net	2.5	2.0
Changes in operating assets and liabilities:
Trade accounts receivable	4.4	19.9
Inventories	11.0	(26.2)
Accounts payable	(5.7)	(5.6)
Other assets and liabilities	33.6	(18.2)
Net cash provided by operating activities	87.3	17.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(14.6)	(41.4)
Proceeds from disposition of assets	0.6	-
Proceeds from sale of investment in affiliate	-	3.8
Other – net	0.7	1.0
Net cash used for investing activities	(13.3)	(36.6)

Cash flows from financing activities:
Borrowings of debt	8.2	425.0
Repayments of debt	(103.0)	(413.1)
Borrowings on bank overdraft facilities – net	12.5	12.4
Financing fees paid	(0.8)	(1.1)
Purchases of treasury stock under share repurchase program	-	(2.4)
Dividend paid to noncontrolling interest	-	(1.3)
Other – net	(0.8)	(3.0)
Net cash (used for) provided by financing activities	(83.9)	16.5

Effect of exchange rate changes on cash	1.3	(0.9)
Net decrease in cash, cash equivalents and restricted cash	(8.6)	(3.5)

Cash, cash equivalents and restricted cash – beginning of period	71.3	42.2
Cash, cash equivalents and restricted cash – end of period	$62.7	$38.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended September 30, 2020 and 2019
(In millions)
(Unaudited)
	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net loss attributable to Modine	-	-	-	(8.6)	-	-	-	(8.6)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7
Net earnings attributable to Modine	-	-	-	8.6	-	-	-	8.6
Other comprehensive income	-	-	-	-	19.0	-	0.1	19.1
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	1.4	-	-	-	-	1.4
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.3	0.3
Balance, September 30, 2020	53.8	$33.6	$247.0	$469.9	$(196.8)	$(37.9)	$6.4	$522.2

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non-controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3
Net loss attributable to Modine	-	-	-	(4.7)	-	-	-	(4.7)
Other comprehensive loss	-	-	-	-	(18.4)	-	(0.2)	(18.6)
Stock-based compensation expense	-	-	2.7	-	-	-	-	2.7
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.1)	(0.1)
Balance, September 30, 2019	53.3	$33.2	$242.9	$475.4	$(194.6)	$(37.0)	$5.7	$525.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2020.

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic. See Note 17 for additional information regarding the risks and uncertainties to our business resulting from this global pandemic.

Chief Executive Officer (“CEO”) Transition
In August 2020, Thomas A. Burke stepped down from his position as President and CEO. The Board of Directors launched a search for a new CEO and named Michael B. Lucareli, the Company’s Vice President, Finance and Chief Financial Officer, as Interim President and CEO. As a result of Mr. Burke's departure and in connection with the search for his successor, the Company recorded costs totaling $5.5 million during the second quarter of fiscal 2021. These costs, which were recorded as selling, general and administrative (“SG&A”) expenses at Corporate, primarily consisted of severance and benefit-related expenses based upon the terms of Mr. Burke's transition and separation agreement and costs directly associated with the CEO search, partially offset by the impact of Mr. Burke's forfeited stock-based compensation awards.

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

	Three months ended September 30, 2020					Three months ended September 30, 2019
	CIS	BHVAC	HDE	Automotive	Segment Total	CIS	BHVAC	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$105.3	$48.1	$-	$-	$153.4	$115.9	$46.1	$-	$-	$162.0
Data center cooling	14.4	13.6	-	-	28.0	26.7	9.5	-	-	36.2
Industrial cooling	12.7	-	-	-	12.7	11.7	-	-	-	11.7
Commercial vehicle	-	-	61.5	3.8	65.3	-	-	76.1	5.7	81.8
Off-highway	-	-	58.1	0.8	58.9	-	-	56.7	2.9	59.6
Automotive and light vehicle	-	-	28.0	97.6	125.6	-	-	30.4	104.7	135.1
Other	1.7	0.2	18.0	7.7	27.6	2.4	0.4	24.0	2.4	29.2
Net sales	$134.1	$61.9	$165.6	$109.9	$471.5	$156.7	$56.0	$187.2	$115.7	$515.6

Geographic location:
Americas	$67.6	$38.5	$98.6	$16.9	$221.6	$86.0	$38.1	$127.5	$17.6	$269.2
Europe	53.0	23.4	32.1	75.4	183.9	57.5	17.9	31.7	82.6	189.7
Asia	13.5	-	34.9	17.6	66.0	13.2	-	28.0	15.5	56.7
Net sales	$134.1	$61.9	$165.6	$109.9	$471.5	$156.7	$56.0	$187.2	$115.7	$515.6

Timing of revenue recognition:
Products transferred at a point in time	$122.9	$61.9	$157.4	$109.9	$452.1	$132.4	$56.0	$178.6	$115.7	$482.7
Products transferred over time	11.2	-	8.2	-	19.4	24.3	-	8.6	-	32.9
Net sales	$134.1	$61.9	$165.6	$109.9	$471.5	$156.7	$56.0	$187.2	$115.7	$515.6

	Six months ended September 30, 2020					Six months ended September 30, 2019
	CIS	BHVAC	HDE	Automotive	Segment Total	CIS	BHVAC	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$199.2	$80.6	$-	$-	$279.8	$246.8	$84.1	$-	$-	$330.9
Data center cooling	28.2	28.6	-	-	56.8	50.9	20.1	-	-	71.0
Industrial cooling	24.6	-	-	-	24.6	23.1	-	-	-	23.1
Commercial vehicle	-	-	107.8	5.9	113.7	-	-	168.8	11.7	180.5
Off-highway	-	-	111.5	1.5	113.0	-	-	126.9	6.6	133.5
Automotive and light vehicle	-	-	41.0	152.0	193.0	-	-	57.2	207.1	264.3
Other	4.6	0.3	28.8	12.6	46.3	4.7	0.8	50.7	3.9	60.1
Net sales	$256.6	$109.5	$289.1	$172.0	$827.2	$325.5	$105.0	$403.6	$229.3	$1,063.4

Geographic location:
Americas	$127.5	$64.5	$166.5	$24.4	$382.9	$183.1	$67.2	$263.5	$35.0	$548.8
Europe	103.9	45.0	56.2	115.0	320.1	116.1	37.8	78.1	165.6	397.6
Asia	25.2	-	66.4	32.6	124.2	26.3	-	62.0	28.7	117.0
Net sales	$256.6	$109.5	$289.1	$172.0	$827.2	$325.5	$105.0	$403.6	$229.3	$1,063.4

Timing of revenue recognition:
Products transferred at a point in time	$232.2	$109.5	$278.7	$172.0	$792.4	$276.3	$105.0	$387.6	$229.3	$998.2
Products transferred over time	24.4	-	10.4	-	34.8	49.2	-	16.0	-	65.2
Net sales	$256.6	$109.5	$289.1	$172.0	$827.2	$325.5	$105.0	$403.6	$229.3	$1,063.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2020	March 31, 2020
Contract assets	$14.6	$21.7
Contract liabilities	8.4	5.6

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $7.1 million decrease in contract assets during the first six months of fiscal 2021 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $2.8 million increase in contract liabilities during the first six months of fiscal 2021 was primarily related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.5 and $3.8 million as of September 30, 2020 and March 31, 2020, respectively. The fair value of the Company’s long-term debt is disclosed in Note 16.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.9	2.2	3.9	4.5
Expected return on plan assets	(2.8)	(2.9)	(5.7)	(5.9)
Amortization of unrecognized net loss	1.8	1.5	3.5	3.0
Net periodic benefit cost	$1.0	$0.9	$1.9	$1.8

During the six months ended September 30, 2019, the Company contributed $1.7 million to its U.S. pension plans.  The Company has not yet made contributions to its U.S. pension plans during fiscal 2021, as permitted by the Coronavirus Aid, Relief and Economic Security Act.  The Company expects to contribute approximately $20.0 million to its U.S. pension plans during the second half of fiscal 2021.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”)  for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $1.4 million and $2.7 million for the three months ended September 30,2020 and 2019, respectively. The Company recognized stock-based compensation expense of $2.1 million and $4.4 million for the six months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$1.2	2.0
Restricted stock awards	3.9	2.7
Performance stock awards	0.4	1.5
Total	$5.5	2.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
In October 2020, the Company granted stock-based awards to officers and other executives under the LTIP.  The Company granted 0.4 million each of restricted stock awards and stock options, with fair values of $6.62 and $3.32 per award, respectively.  In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants.  The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period ending March 31, 2023. These performance metrics are the same as those contained within the fiscal 2020 and 2019 performance-based stock awards.

Note 6: Restructuring Activities

The Company is currently transferring production from its manufacturing facility in Zhongshan, China to another CIS segment manufacturing facility in China, which it expects to complete in the third quarter of fiscal 2021.  As a result of the plant consolidation activities in China, the Company recorded $1.3 million and $3.0 million of severance expenses during the three and six months ended September 30, 2020, respectively.  In addition, the Company is in the process of transferring product lines to its CIS manufacturing facility in Mexico.

During the first quarter of fiscal 2021, the Company implemented targeted headcount reductions, the most significant of which were in North America in the HDE and CIS segments.  The headcount reductions were in response to lower market demand and support the Company’s objective of reducing operational and SG&A cost structures.

The Company’s restructuring actions during the first six months of fiscal 2020 consisted primarily of targeted headcount reductions and plant consolidation activities.  The fiscal 2020 headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Employee severance and related benefits	$1.3	$1.8	$5.7	$3.3
Other restructuring and repositioning expenses	0.2	0.5	0.4	0.8
Total	$1.5	$2.3	$6.1	$4.1

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2020	2019
Beginning balance	$6.9	$7.8
Additions	1.3	1.8
Payments	(2.6)	(2.0)
Effect of exchange rate changes	0.2	(0.2)
Ending balance	$5.8	$7.4

	Six months ended September 30,
	2020	2019
Beginning balance	$5.0	$10.0
Additions	5.7	3.3
Payments	(5.2)	(5.7)
Effect of exchange rate changes	0.3	(0.2)
Ending balance	$5.8	$7.4

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Interest income	$-	$0.1	$0.3	$0.2
Foreign currency transactions (a)	0.2	(0.8)	0.7	(1.4)
Net periodic benefit cost (b)	(0.7)	(0.7)	(1.5)	(1.4)
Equity in earnings of non-consolidated affiliate (c)	-	0.1	-	0.2
Total other expense - net	$(0.5)	$(1.3)	$(0.5)	$(2.4)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.

(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.
(c)	The Company sold its ownership interest in NEX during the second quarter of fiscal 2020. See Note 1 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2020  and 2019 was 61.0 percent and (336.4) percent, respectively. The Company’s effective tax rate for the six months ended September 30, 2020 and 2019 was 96.5 percent and 66.0 percent, respectively. The effective tax rates for the fiscal 2021 periods were negatively impacted by an income tax charge related to a valuation allowance on deferred tax assets in the U.S., as further described below, and favorably impacted by the global intangible low taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act, as finalized regulations were enacted in the second quarter. In the fiscal 2020 periods, the effective tax rates were favorably impacted by the release of an unrecognized tax benefit.

During the second quarter of fiscal 2021, the Company recorded an income tax charge of $6.6 million to increase its valuation allowance on certain U.S. deferred tax assets after determining it was more likely than not the deferred tax assets would not be realized based upon finalized foreign tax credit regulations enacted during the quarter. As of September 30, 2020, valuation allowances against deferred tax assets in certain foreign jurisdictions and the U.S. totaled $30.9 million and $22.0 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. As further discussed in Note 17, the COVID-19 pandemic has resulted in risks and uncertainties to our business. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share
The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Modine	$8.6	$(4.7)	$-	$3.3

Weighted-average shares outstanding - basic	51.3	50.8	51.1	50.8
Effect of dilutive securities	-	-	-	0.3
Weighted-average shares outstanding - diluted	51.3	50.8	51.1	51.1

Earnings (loss) per share:
Net earnings (loss) per share - basic	$0.17	$(0.09)	$-	$0.07
Net earnings (loss) per share - diluted	$0.17	$(0.09)	$-	$0.06

For the three and six months ended September 30, 2020, the calculation of diluted earnings per share excluded 1.0 million and 1.1 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for both the three and six months ended September 30, 2020 excluded 0.4 million restricted stock awards because they were anti-dilutive.

For the three and six months ended September 30, 2019, the calculation of diluted earnings per share excluded 0.9 million and 0.8 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for both the three and six months ended September 30, 2019 excluded 0.5 million restricted stock awards because they were anti-dilutive.  For the three months ended September 30, 2019, the total number of potentially-dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$62.5	$70.9
Restricted cash	0.2	0.4
Total cash, cash equivalents and restricted cash	$62.7	$71.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Inventories

Inventories consisted of the following:

	September 30, 2020	March 31, 2020
Raw materials	$120.2	$123.6
Work in process	36.5	34.6
Finished goods	45.0	49.2
Total inventories	$201.7	$207.4

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2020	March 31, 2020
Land	$20.9	$19.7
Buildings and improvements (10-40 years)	286.0	276.7
Machinery and equipment (3-15 years)	921.6	870.3
Office equipment (3-10 years)	99.2	95.2
Construction in progress	27.1	40.5
	1,354.8	1,302.4
Less: accumulated depreciation	(915.7)	(854.4)
Net property, plant and equipment	$439.1	$448.0

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	CIS	BHVAC	Total
Goodwill, March 31, 2020	$152.6	$13.5	$166.1
Effect of exchange rate changes	2.8	0.5	3.3
Goodwill, September 30, 2020	$155.4	$14.0	$169.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Intangible assets consisted of the following:

	September 30, 2020			March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.6	$(14.9)	$47.7	$60.8	$(12.6)	$48.2
Trade names	59.3	(17.9)	41.4	58.3	(16.2)	42.1
Acquired technology	24.4	(8.9)	15.5	23.6	(7.6)	16.0
Total intangible assets	$146.3	$(41.7)	$104.6	$142.7	$(36.4)	$106.3

The Company recorded amortization expense of $2.1 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense of $4.2 million and $4.4 million for the six months ended September 30, 2020 and 2019, respectively.The Company estimates that it will record $4.2 million of amortization expense during the remainder of fiscal 2021 and approximately $8.0 million of annual amortization expense in fiscal 2022 through 2026.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2020	2019
Beginning balance	$8.3	$9.1
Warranties recorded at time of sale	1.4	1.2
Adjustments to pre-existing warranties	0.1	(0.3)
Settlements	(0.9)	(1.7)
Effect of exchange rate changes	0.1	(0.2)
Ending balance	$9.0	$8.1

	Six months ended September 30,
	2020	2019
Beginning balance	$7.9	$9.2
Warranties recorded at time of sale	2.5	2.6
Adjustments to pre-existing warranties	0.1	(0.9)
Settlements	(1.7)	(2.6)
Effect of exchange rate changes	0.2	(0.2)
Ending balance	$9.0	$8.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

-	Balance Sheet Location	September 30, 2020	March 31, 2020
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$63.3	$61.4
Finance lease ROU assets (a)	Property, plant and equipment - net	8.5	8.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$12.6	$10.9
Operating lease liabilities	Other noncurrent liabilities	51.2	50.3
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.3	3.3

(a)	Finance lease right of use (“ROU”) assets were recorded net of accumulated amortization of $2.1 million and $1.8 million as of September 30, 2020 and March 31, 2020, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Operating lease expense (a)	$5.2	$5.2	$10.1	$10.4
Finance lease expense:
Depreciation of ROU assets	0.1	0.1	0.2	0.2
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$5.4	$5.4	$10.4	$10.7

(a)
For the three and six months ended September 30, 2020, operating lease expense included short-term lease expense of $0.9 million and $1.8 million, respectively.  For the three and six months ended September 30, 2019, operating lease expense included short-term lease expense of $1.0 million and $1.9 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	September 30, 2020	March 31, 2020
Term loans	2025	$185.5	$189.4
Revolving credit facility	2025	52.9	127.2
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)		3.7	6.0
		392.1	472.6
Less: current portion		(13.5)	(15.6)
Less: unamortized debt issuance costs		(4.8)	(5.0)
Total long-term debt		$373.8	$452.0

(a)	Other long-term debt primarily includes finance lease obligations and borrowings by foreign subsidiaries.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2021	$6.8
2022	21.9
2023	21.9
2024	21.9
2025	201.3
2026 & beyond	118.3
Total	$392.1

Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At September 30, 2020, the weighted-average interest rates for revolving credit facility borrowings and the term loans were both 2.8 percent.  At September 30, 2020, the Company’s revolving credit facility borrowings totaled $52.9 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $191.4 million.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings of $17.1 million and $14.8 million at September 30, 2020 and March 31, 2020, respectively.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
In May 2020, the Company executed amendments to its primary credit agreements in the U.S.  Under the amended agreements, the leverage ratio covenant limit has been temporarily raised.  The leverage ratio covenant requires the Company to limit the ratio of its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The leverage ratio covenant limit for the second quarter of fiscal 2021 was 4.75 to 1. The leverage ratio covenant limit for the remainder of fiscal 2021 is  5.25 to 1 and 5.75 to 1 for the third and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of  September 30, 2020.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2020 and March 31, 2020, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $136.6 million and $131.3 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, the Company has experienced significant impacts on its operations.  Local government requirements or customer shutdowns caused the Company to suspend production at many of its manufacturing facilities in March and April 2020.  All of the temporarily-closed facilities have reopened and have been trending back towards normal production levels.  The Company is continuing to focus on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers.  To mitigate the negative impacts of COVID-19, the Company has taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of the organization.  In addition, the Company is focused on reducing operating and administrative expenses. Based upon its current expectations, the Company believes that its sources of liquidity will generate sufficient cash flow to meet its obligations during the next twelve months from the date these financial statements are issued.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the U.S.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. The accruals for these environmental matters totaled $18.3 million and $18.2 million as of September 30, 2020 and March 31, 2020, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2020				Six months ended September 30, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(56.1)	$(159.7)	$-	$(215.8)	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	17.3	-	0.3	17.6	22.6	-	1.1	23.7
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.7	-	1.7	-	3.3	-	3.3
Realized losses - net (b)	-	-	0.3	0.3	-	-	0.8	0.8
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(0.8)	(0.5)	(1.3)
Total other comprehensive income	17.3	1.3	0.4	19.0	22.6	2.5	1.4	26.5

Ending balance	$(38.8)	$(158.4)	$0.4	$(196.8)	$(38.8)	$(158.4)	$0.4	$(196.8)

	Three months ended September 30, 2019				Six months ended September 30, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(40.7)	$(135.2)	$(0.3)	$(176.2)	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive loss before reclassifications	(18.7)	-	(0.6)	(19.3)	(16.8)	-	(1.6)	(18.4)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	2.8	-	2.8
Realized losses - net (b)	-	-	0.3	0.3	-	-	0.2	0.2
Foreign currency translation gains (c)	(0.6)	-	-	(0.6)	(0.6)	-	-	(0.6)
Income taxes	-	(0.3)	0.1	(0.2)	-	(0.6)	0.4	(0.2)
Total other comprehensive income (loss)	(19.3)	1.1	(0.2)	(18.4)	(17.4)	2.2	(1.0)	(16.2)

Ending balance	$(60.0)	$(134.1)	$(0.5)	$(194.6)	$(60.0)	$(134.1)	$(0.5)	$(194.6)

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

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,
	2020			2019
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
CIS	$133.2	$0.9	$134.1	$155.7	$1.0	$156.7
BHVAC	61.9	-	61.9	55.7	0.3	56.0
HDE	157.6	8.0	165.6	173.9	13.3	187.2
Automotive	108.7	1.2	109.9	114.9	0.8	115.7
Segment total	461.4	10.1	471.5	500.2	15.4	515.6
Corporate and eliminations	-	(10.1)	(10.1)	-	(15.4)	(15.4)
Net sales	$461.4	$-	$461.4	$500.2	$-	$500.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Six months ended September 30,
	2020			2019
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
CIS	$254.5	$2.1	$256.6	$323.6	$1.9	$325.5
BHVAC	109.3	0.2	109.5	104.2	0.8	105.0
HDE	275.9	13.2	289.1	373.6	30.0	403.6
Automotive	169.5	2.5	172.0	227.8	1.5	229.3
Segment total	809.2	18.0	827.2	1,029.2	34.2	1,063.4
Corporate and eliminations	-	(18.0)	(18.0)	-	(34.2)	(34.2)
Net sales	$809.2	$-	$809.2	$1,029.2	$-	$1,029.2

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
CIS	$19.3	14.4%	$22.9	14.6%	$34.8	13.5%	$47.2	14.5%
BHVAC	21.7	35.1%	17.7	31.7%	36.2	33.1%	31.4	29.9%
HDE	23.6	14.2%	22.4	12.0%	34.9	12.1%	54.9	13.6%
Automotive	16.6	15.2%	13.0	11.2%	21.4	12.5%	25.5	11.1%
Segment total	81.2	17.2%	76.0	14.7%	127.3	15.4%	159.0	15.0%
Corporate and eliminations	(0.4)	-	(0.3)	-	(0.4)	-	0.1	-
Gross profit	$80.8	17.5%	$75.7	15.1%	$126.9	15.7%	$159.1	15.5%

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Operating income:
CIS	$5.6	$8.5	$5.6	$17.5
BHVAC	13.1	8.8	20.2	14.1
HDE	13.3	7.1	10.8	24.4
Automotive	8.0	0.4	4.2	0.4
Segment total	40.0	24.8	40.8	56.4
Corporate and eliminations	(11.5)	(18.8)	(15.5)	(32.3)
Operating income	$28.5	$6.0	$25.3	$24.1

	September 30, 2020	March 31, 2020
Total assets:
CIS	$598.2	$617.7
BHVAC	105.4	102.3
HDE	418.8	417.4
Automotive	281.7	272.5
Corporate and eliminations	106.8	126.2
Total assets	$1,510.9	$1,536.1

Note 20: Subsequent Event

On November 2, 2020, the Company announced that it signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated.  The Company expects this transaction to close during the first half of calendar 2021, subject to regulatory approvals and other customary closing conditions.  The Company does not expect significant net cash proceeds from this transaction based upon the selling price and adjustments for cash, debt, and working capital, as defined within the definitive agreement.  The Company reports financial results of the liquid-cooled automotive business within its Automotive segment.  Net sales attributable to the liquid-cooled automotive business were approximately $130.0 million during the first six months of fiscal 2021 and approximately $310.0 million in fiscal 2020.  Net assets of this business were approximately $140.0 million as of September 30, 2020.  There is no goodwill or intangible assets recorded within the liquid-cooled automotive business.

In connection with the pending sale, the Company expects to classify the liquid-cooled automotive business (the “disposal group”) as held for sale beginning in the third quarter of fiscal 2021 and plans to report the assets and liabilities of this business as held for sale beginning with its December 31, 2020 consolidated balance sheet.  As a result of the disposal group being classified as held for sale, the Company expects to record a non-cash impairment charge of approximately $120.0 million to $130.0 million during the third quarter of fiscal 2021 related to the disposal group’s long-lived assets, which consist of property, plant and equipment.  When the transaction is completed, the Company expects to record an additional loss on sale related to other net assets and cumulative foreign currency translation adjustments attributable to the disposal group, net working capital adjustments, and costs to sell.  As the Company has not yet finalized its analysis, the impairment charge recorded in the third quarter could differ materially from the Company’s preliminary estimate and, at this time, the Company cannot estimate the loss on sale to be recorded upon completion of this transaction.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2020 was the second quarter of fiscal 2021.

COVID-19
As the COVID-19 pandemic continues, both the health and overall well-being of our employees and delivering quality products and services to our customers remain our top priorities.

The COVID-19 pandemic has broadly impacted the global economy and our key end markets, which were most severely impacted during the first quarter of fiscal 2021.  In response to lower market demand and in an effort to mitigate the negative impacts of COVID-19 on our financial results, we implemented actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we have reduced operating and administrative expenses, including travel and entertainment expenditures, and lowered the annual compensation paid to the Board of Directors.  We have also focused on limiting capital expenditures and, where possible, have delayed certain projects and the purchase of some program-related equipment and tooling.  Our swift cost-saving actions, coupled with a slow but steady recovery in most of our key end markets, favorably impacted our financial results during the second quarter of fiscal 2021.  Looking ahead, while we are continuing to focus on cost-saving measures, we plan to reduce the level of furloughs, shortened work weeks and salary reductions.  As a result, we expect the benefit of the cost-saving actions, primarily on SG&A expenses, to be less significant in the second half of fiscal 2021.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows.

Second Quarter Highlights
Net sales in the second quarter of fiscal 2021 decreased $38.8 million, or 8 percent, from the second quarter of fiscal 2020, primarily due to lower sales in our Commercial and Industrial Solutions (“CIS”), Heavy Duty Equipment (“HDE”) and Automotive segments.  Sales in each of these segments were impacted by market-driven volume declines.  Cost of sales decreased $43.9 million, or 10 percent, from the second quarter of fiscal 2020, primarily due to lower sales volume.  Gross profit increased $5.1 million and gross margin improved 240 basis points to 17.5 percent.  Selling, general and administrative (“SG&A”) expenses decreased $16.6 million, primarily due to lower project costs associated with our review of strategic alternatives for the automotive business and cost-reduction initiatives in response to the negative impacts of COVID-19.  Operating income during the second quarter of fiscal 2021 increased $22.5 million to $28.5 million, primarily due to higher earnings in our Automotive, HDE, and Building HVAC Systems (“BHVAC”) segments and lower SG&A expenses at Corporate.

Year-to-date Highlights
Net sales in the first six months of fiscal 2021 decreased $220.0 million, or 21 percent, from the same period last year, primarily due to lower sales in our HDE, CIS and Automotive segments.  Cost of sales decreased $187.8 million, or 22 percent, from the same period last year, primarily due to lower sales volume.  Gross profit decreased $32.2 million and gross margin improved 20 basis points to 15.7 percent.  SG&A expenses decreased $35.4 million, primarily due to lower project costs associated with our review of strategic alternatives for the automotive business and cost-reduction initiatives in response to the negative impacts of COVID-19.  Operating income during the first six months of fiscal 2021 increased $1.2 million to $25.3 million, primarily due to higher earnings in our BHVAC and Automotive segments and lower SG&A expenses at Corporate, partially offset by lower earnings in our HDE and CIS segments.

Recent Event
On November 2, 2020, we announced that we entered into a definitive agreement to sell our liquid-cooled automotive business to Dana Incorporated.  We expect this transaction to close during the first half of calendar 2021, subject to regulatory approvals and other customary closing conditions.  We do not expect significant net cash proceeds from this transaction based upon the selling price and adjustments for cash, debt, and working capital, as defined within the definitive agreement.  We report financial results of this business within the Automotive segment.  Net sales attributable to the liquid-cooled automotive business were approximately $130.0 million during the first six months of fiscal 2021 and approximately $310.0 million in fiscal 2020.  Net assets of this business were approximately $140.0 million as of September 30, 2020.

In connection with this pending sale, we expect to record a non-cash impairment charge of approximately $120.0 million to $130.0 million during the third quarter of fiscal 2021 related to the long-lived assets of the liquid-cooled automotive business. When the transaction is completed, we expect to record an additional loss on sale related to other net assets and cumulative foreign currency translation adjustments attributable to the business, net working capital adjustments, and costs to sell.  As we have not yet finalized our analysis, the impairment charge recorded in the third quarter could differ materially from our preliminary estimate and, at this time, we cannot estimate the loss on sale to be recorded upon completion of this transaction.

We are continuing to evaluate strategic alternatives for our other automotive businesses and are committed to exiting these businesses in a manner that is in the best interest of our shareholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2020 and 2019:

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$461.4	100.0%	$500.2	100.0%	$809.2	100.0%	$1,029.2	100.0%
Cost of sales	380.6	82.5%	424.5	84.9%	682.3	84.3%	870.1	84.5%
Gross profit	80.8	17.5%	75.7	15.1%	126.9	15.7%	159.1	15.5%
Selling, general and administrative expenses	50.8	11.0%	67.4	13.5%	95.5	11.8%	130.9	12.7%
Restructuring expenses	1.5	0.3%	2.3	0.4%	6.1	0.8%	4.1	0.4%
Operating income	28.5	6.2%	6.0	1.2%	25.3	3.1%	24.1	2.3%
Interest expense	(5.2)	-1.1%	(5.8)	-1.1%	(10.6)	-1.3%	(11.7)	-1.1%
Other expense – net	(0.5)	-0.1%	(1.3)	-0.3%	(0.5)	-0.1%	(2.4)	-0.2%
Earnings (loss) before income taxes	22.8	4.9%	(1.1)	-0.2%	14.2	1.8%	10.0	1.0%
Provision for income taxes	(13.9)	-3.0%	(3.7)	-0.7%	(13.7)	-1.7%	(6.6)	-0.6%
Net earnings (loss)	$8.9	1.9%	$(4.8)	-1.0%	$0.5	0.1%	$3.4	0.3%

Comparison of Three Months ended September 30, 2020 and 2019

Second quarter net sales of $461.4 million were $38.8 million, or 8 percent, lower than the second quarter of the prior year, primarily due to lower sales volume in our CIS, HDE, and Automotive segments.  Sales in these segments decreased $22.6 million, $21.6 million, and $5.8 million, respectively, and were impacted by market-driven volume declines.  BHVAC segment sales increased $5.9 million.

Second quarter cost of sales decreased $43.9 million, or 10 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales decreased 240 basis points to 82.5 percent, primarily due to favorable impacts of cost-reduction initiatives, which were implemented earlier in the fiscal year in response to lower end market demand, and procurement initiatives.

As a result of lower sales and lower cost of sales as a percentage of sales, second quarter gross profit increased $5.1 million and gross margin improved 240 basis points to 17.5 percent.

Second quarter SG&A expenses decreased $16.6 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment’s business operations, which decreased approximately $12.0 million, and lower compensation-related expenses, which decreased approximately $8.0 million.  The lower compensation-related expenses resulted primarily from our cost-reduction initiatives aimed to mitigate the negative impacts of COVID-19.  These favorable drivers were partially offset by $5.5 million of costs recorded at Corporate in connection with Thomas A. Burke stepping down from his position as President and Chief Executive Officer (“CEO.”)  These costs primarily consisted of severance and benefit-related expenses and costs directly associated with the search for Mr. Burke’s successor.

Restructuring expenses totaled $1.5 million in the second quarter of fiscal 2021 and primarily consisted of severance expenses in the CIS segment related to plant consolidation activities.

Operating income of $28.5 million in the second quarter of fiscal 2021 increased $22.5 million compared with the second quarter of fiscal 2020.  The increase was primarily due to higher earnings in our Automotive, HDE, and BHVAC segments and lower SG&A expenses at Corporate.

The provision for income taxes was $13.9 million and $3.7 million in the second quarter of fiscal 2021 and 2020, respectively.  The $10.2 million increase was primarily due to a $6.6 million income tax charge for a valuation allowance on certain U.S. deferred tax assets and higher operating earnings in the current year.  In addition, the prior year benefitted from the release of an uncertain tax position.  These factors, which caused an increase in our tax provision during the second quarter of fiscal 2021, were partially offset by a favorable impact of global intangible low taxed income compared with the prior year.

Comparison of Six Months ended September 30, 2020 and 2019

Fiscal 2021 year-to-date net sales of $809.2 million were $220.0 million, or 21 percent, lower than the same period last year, primarily due to lower sales in our HDE, CIS and Automotive segments.  Sales in these segments decreased $114.5 million, $68.9 million, and $57.3 million, respectively, and were significantly impacted by market-driven volume declines and temporary plant closures due to the COVID-19 pandemic.  BHVAC segment sales increased $4.5 million.

Fiscal 2021 year-to-date cost of sales of $682.3 million decreased $187.8 million, or 22 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales decreased 20 basis points to 84.3 percent.  The unfavorable impact of the lower sales volume was more than offset by the benefits of cost-reduction initiatives in response to lower end market demand and procurement initiatives.

As a result of lower sales and lower cost of sales as a percentage of sales, fiscal 2021 year-to-date gross profit decreased $32.2 million and gross margin improved 20 basis points to 15.7 percent.

Fiscal 2021 year-to-date SG&A expenses decreased $35.4 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment’s business operations, which decreased approximately $20.0 million, and lower compensation-related expenses, which decreased approximately $18.0 million.  These favorable drivers were partially offset by $5.5 million of costs recorded at Corporate in connection with Mr. Burke stepping down as our CEO.

Restructuring expenses of $6.1 million during the first six months of fiscal 2021 increased $2.0 million compared with the same period last year and consisted primarily of severance expenses related to plant consolidation activities and targeted headcount reductions.

Operating income of $25.3 million during the first six months of fiscal 2021 increased $1.2 million compared with the same period last year.  The increase was primarily due lower SG&A expenses at Corporate and higher earnings in our BHVAC and Automotive segments, partially offset by lower earnings in our HDE and CIS segments.

The provision for income taxes was $13.7 million and $6.6 million during the first six months of fiscal 2021 and 2020, respectively.  The $7.1 million increase was primarily due to a $6.6 million income tax charge for a valuation allowance on certain U.S. deferred tax assets and slightly higher operating earnings in the current year.  In addition, the prior year benefitted from the release of an uncertain tax position.  These factors, which caused an increase in our tax provision during the first six months of fiscal 2021, were partially offset by a favorable impact of global intangible low taxed income compared with the prior year.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2020, we began managing our global automotive business separate from the other businesses within the previously-reported Vehicular Thermal Solutions (“VTS”) segment.  We have been managing the automotive business as the Automotive segment as we target the sale or eventual exit of its underlying automotive business operations.  We are managing the other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, as the Heavy Duty Equipment segment.

We began reporting financial results for our new segment structure beginning for fiscal 2021.  Segment financial information for fiscal 2020 has been recast to conform to the fiscal 2021 presentation.  The segment realignment had no impact on the CIS and BHVAC segments.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2020 and 2019:

Commercial and Industrial Solutions

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$134.1	100.0%	$156.7	100.0%	$256.6	100.0%	$325.5	100.0%
Cost of sales	114.8	85.6%	133.8	85.4%	221.8	86.5%	278.3	85.5%
Gross profit	19.3	14.4%	22.9	14.6%	34.8	13.5%	47.2	14.5%
Selling, general and administrative expenses	12.2	9.1%	14.0	9.0%	25.3	9.8%	29.1	8.9%
Restructuring expenses	1.5	1.2%	0.4	0.2%	3.9	1.5%	0.6	0.2%
Operating income	$5.6	4.2%	$8.5	5.4%	$5.6	2.2%	$17.5	5.4%

Comparison of Three Months ended September 30, 2020 and 2019

CIS net sales decreased $22.6 million, or 14 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  Sales to data center cooling and commercial HVAC&R customers decreased $12.3 million and $10.6 million, respectively.

CIS cost of sales decreased $19.0 million, or 14 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 20 basis points to 85.6 percent, primarily due to the unfavorable impact of lower sales volume, partially offset by cost-reduction and procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $3.6 million and gross margin declined 20 basis points to 14.4 percent.

SG&A expenses decreased $1.8 million compared with the second quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million.

Restructuring expenses during the second quarter of fiscal 2021 totaled $1.5 million and primarily consisted of severance expenses related to plant consolidation activities in China.

Operating income of $5.6 million decreased $2.9 million during the quarter, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Comparison of Six Months ended September 30, 2020 and 2019

CIS year-to-date net sales decreased $68.9 million, or 21 percent, from the same period last year, primarily due to lower sales volume largely associated with the impacts of the COVID-19 pandemic.  Sales to commercial HVAC&R and data center cooling customers decreased $47.6 million and $22.7 million, respectively.

CIS year-to-date cost of sales decreased $56.5 million, or 20 percent, from the same period last year, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 100 basis points to 86.5 percent, primarily due to the unfavorable impact of lower sales volume, partially offset by cost-reduction and procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $12.4 million and gross margin declined 100 basis points to 13.5 percent.

CIS year-to-date SG&A expenses decreased $3.8 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $4.0 million.

Restructuring expenses during the first six months of fiscal 2021 increased $3.3 million and primarily consisted of severance expenses related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income decreased $11.9 million to $5.6 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Building HVAC Systems

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$61.9	100.0%	$56.0	100.0%	$109.5	100.0%	$105.0	100.0%
Cost of sales	40.2	64.9%	38.3	68.3%	73.3	66.9%	73.6	70.1%
Gross profit	21.7	35.1%	17.7	31.7%	36.2	33.1%	31.4	29.9%
Selling, general and administrative expenses	8.6	14.0%	8.9	15.9%	16.0	14.7%	17.3	16.5%
Operating income	$13.1	21.1%	$8.8	15.8%	$20.2	18.4%	$14.1	13.4%

Comparison of Three Months ended September 30, 2020 and 2019

BHVAC net sales increased $5.9 million, or 11 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to higher sales in both the U.K. and the U.S., which increased $5.5 million and $0.4 million, respectively.  The higher sales in the U.K. were primarily due to higher sales of data center products.  The higher sales in the U.S. were primarily due to higher sales of heating products, partially offset by lower sales of ventilation products.

BHVAC cost of sales increased $1.9 million, or 5 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 340 basis points to 64.9 percent and was positively impacted by favorable customer pricing and cost-reduction initiatives.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $4.0 million and gross margin improved 340 basis points to 35.1 percent.

SG&A expenses decreased $0.3 million, or 190 basis points as a percentage of sales, from the prior year. The decrease in SG&A expenses was primarily due to lower travel expenses.

Operating income of $13.1 million increased $4.3 million during the quarter, primarily due to higher gross profit and lower SG&A expenses.

Comparison of Six Months ended September 30, 2020 and 2019

BHVAC year-to-date net sales increased $4.5 million, or 4 percent, from the same period last year, primarily due to higher sales volume.  Compared with the first six months of the prior year, BHVAC sales increased $7.2 million in the U.K. and decreased $2.7 million in the U.S.  The higher sales in the U.K. were primarily due to higher sales of data center products, partially offset by lower sales of air conditioning products.  The lower sales in the U.S. resulted from the negative impacts of the COVID-19 pandemic and decreased sales of ventilation products.

BHVAC year-to-date cost of sales decreased $0.3 million from the same period last year.  As a percentage of sales, cost of sales decreased 320 basis points to 66.9 percent and was positively impacted by favorable customer pricing and cost-reduction initiatives.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $4.8 million and gross margin improved 320 basis points to 33.1 percent.

BHVAC year-to-date SG&A expenses decreased $1.3 million, or 180 basis points as a percentage of sales, from the prior year.  The decrease in SG&A expenses was primary due to lower compensation-related expenses and lower travel expenses.

Operating income of $20.2 million increased $6.1 million, primarily due to higher gross profit and lower SG&A expenses.

Heavy Duty Equipment

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$165.6	100.0%	$187.2	100.0%	$289.1	100.0%	$403.6	100.0%
Cost of sales	142.0	85.8%	164.8	88.0%	254.2	87.9%	348.7	86.4%
Gross profit	23.6	14.2%	22.4	12.0%	34.9	12.1%	54.9	13.6%
Selling, general and administrative expenses	10.3	6.2%	14.9	8.0%	22.2	7.7%	29.7	7.4%
Restructuring expenses	-	-	0.4	0.2%	1.9	0.6%	0.8	0.2%
Operating income	$13.3	8.1%	$7.1	3.8%	$10.8	3.8%	$24.4	6.0%

Comparison of Three Months ended September 30, 2020 and 2019

HDE net sales decreased $21.6 million, or 12 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  Sales to commercial vehicle customers decreased $14.6 million, primarily within the Americas.  In addition, sales were unfavorably impacted by $2.6 million from foreign currency exchange rate changes.

HDE cost of sales decreased $22.8 million, or 14 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales improved 220 basis points to 85.8 percent and was favorably impacted by improved operating efficiencies and cost savings from procurement and other cost-reduction initiatives, partially offset by the unfavorable impact of the lower sales volume.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $1.2 million and gross margin improved 220 basis points to 14.2 percent.

SG&A expenses decreased $4.6 million compared with the second quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million, and cost-reduction initiatives.

Operating income of $13.3 million increased $6.2 million during the quarter, primarily due to higher gross profit and lower SG&A expenses.

Comparison of Six Months ended September 30, 2020 and 2019

HDE year-to-date net sales decreased $114.5 million, or 28 percent, from the same period last year, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic.  Sales to commercial vehicle, automotive and light vehicle, and off-highway customers decreased $61.0 million, $16.2 million, and $15.4 million, respectively.  These sales declines, which were most significant in the Americas and Europe, largely results from weakness in the global vehicular markets.  In addition, the planned wind-downs of certain programs contributed, to a lesser extent, to the lower sales to commercial vehicle customers.

HDE year-to-date cost of sales decreased $94.5 million, or 27 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 150 basis points to 87.9 percent.  The significant unfavorable impact of the lower sales volume was partially offset by improved operating efficiencies and cost savings from procurement and other cost-reduction initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $20.0 million and gross margin declined 150 basis points to 12.1 percent.

HDE year-to-date SG&A expenses decreased $7.5 million from the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $5.0 million, and cost-reduction initiatives, including lower travel expenses.

Restructuring expense during the first six months of fiscal 2021 totaled $1.9 million and primarily consisted of severance expenses resulting from targeted headcount reductions in North America.

Operating income of $10.8 million decreased $13.6 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Automotive

	Three months ended September 30,				Six months ended September 30,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$109.9	100.0%	$115.7	100.0%	$172.0	100.0%	$229.3	100.0%
Cost of sales	93.3	84.8%	102.7	88.8%	150.6	87.5%	203.8	88.9%
Gross profit	16.6	15.2%	13.0	11.2%	21.4	12.5%	25.5	11.1%
Selling, general and administrative expenses	8.6	7.9%	11.1	9.6%	17.0	9.9%	22.4	9.8%
Restructuring expenses	-	-	1.5	1.3%	0.2	0.1%	2.7	1.2%
Operating income	$8.0	7.3%	$0.4	0.3%	$4.2	2.4%	$0.4	0.2%

Comparison of Three Months ended September 30, 2020 and 2019

Automotive net sales decreased $5.8 million, or 5 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  Compared with the prior year, sales decreased $7.2 million in Europe and increased $2.1 million in Asia.

Automotive cost of sales decreased $9.4 million, or 9 percent, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales decreased 400 basis points to 84.8 percent and was favorably impacted by improved operating efficiencies and cost savings from procurement initiatives.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $3.6 million and gross margin improved 400 basis points to 15.2 percent.

SG&A expenses decreased $2.5 million compared with the second quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $3.0 million.

Operating income of $8.0 million increased $7.6 million during the quarter, primarily due to higher gross profit and lower SG&A expenses and restructuring expenses.

Comparison of Six Months ended September 30, 2020 and 2019

Automotive year-to-date net sales decreased $57.3 million, or 25 percent, from the same period last year, primarily due to lower sales volume largely resulting from the impacts of the COVID-19 pandemic.  Sales in Europe and North America decreased $50.6 million and $10.6 million, respectively.  Sales in Asia increased $3.9 million.

Automotive year-to-date cost of sales decreased $53.2 million, or 26 percent, from the prior year, primarily due to lower sales volume.  As a percentage of sales, cost of sales decreased 140 basis points to 87.5 percent and was favorably impacted by improved operating efficiencies and cost savings from procurement initiatives, partially offset by the unfavorable impact of the lower sales volume.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit decreased $4.1 million yet gross margin improved 140 basis points to 12.5 percent.

Automotive year-to-date SG&A expenses decreased $5.4 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $6.0 million.

Restructuring expenses during the first six months of fiscal 2021 totaled $0.2 million, a decrease of $2.5 million compared with the same period in the prior year, and primarily consisted of severance expenses resulting from targeted headcount reductions.

Operating income of $4.2 million increased $3.8 million, primarily due to lower SG&A and restructuring expenses, partially offset by lower gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2020 of $62.5 million, and an available borrowing capacity of $191.4 million under our revolving credit facility.  Given our extensive international operations, approximately $42.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.

In response to the COVID-19 pandemic, we have taken actions to reduce operating and administrative expenses, conserve cash and maximize liquidity.  In addition, as described below, we have focused on reducing our capital expenditures and executed amendments to our primary credit agreements to help ensure liquidity through financial covenant flexibility during fiscal 2021 and 2022.  We believe our sources of liquidity, including cash flow from operations, our cash and cash equivalents, and access to both committed and uncommitted credit facilities, will provide sufficient cash flow to meet our obligations during the next twelve months and beyond.  However, we are continuing to monitor the impacts of COVID-19 on our business and the credit and financial markets.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended September 30, 2020 was $87.3 million, which represents a $69.8 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital and lower payments for separation and project costs associated with our review of strategic alternatives for the automotive business.  The favorable changes in working capital during the first six months of fiscal 2021, compared with the same period in the prior year, included lower inventory levels and lower payments for incentive compensation, employee benefits, income taxes and payroll taxes.  In addition, we have deferred payments of U.S. payroll taxes, as permitted by the Coronavirus Aid, Relief and Economic Security Act.  We plan to resume payment of these payroll taxes during the fourth quarter of fiscal 2021.

Capital Expenditures
In response to the economic impacts of the COVID-19 pandemic, we are taking steps to preserve our financial liquidity.  As part of this initiative, we are focused on reducing our capital expenditures and, where possible, have delayed certain projects and the purchase of certain program-related equipment and tooling in our vehicular businesses.  Capital expenditures of $14.6 million during the six months of fiscal 2021 decreased $26.8 million compared with the same period in the prior year.

Debt
Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant discussed further below.  Also, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, at the time of each incremental borrowing under the revolving credit facility, we must represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on our business, property, or results of operations.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, in relation to our consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  For the remainder of fiscal 2021, the leverage ratio covenant limit is  5.25 to 1 and 5.75 to 1 for the third and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

As of September 30, 2020, we were in compliance with our debt covenants; our leverage ratio and interest coverage ratio were 2.2 and 8.0, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.

Recent Announcement - Share Repurchase Program
On November 5, 2020, we announced our Board of Directors approved a two-year, $50.0 million share repurchase program, which allows us to repurchase shares of our common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as we deem appropriate.  Our decision whether and to what extent to repurchase shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

•
The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased components including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, whether through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•
The overall health and continually increasing price-down focus of our vehicular customers in light of economic and market-specific factors, the concentration of sales within our CIS segment attributable to one customer, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•
The impact of any problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

•
Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction and overall service pressures from customers, particularly in the face of macro-economic instability;

•
The impact of product or manufacturing difficulties or operating inefficiencies, including any program launch and product transfer challenges and warranty claims and delays or inefficiencies resulting from restrictions imposed in response to the COVID-19 pandemic;

•	The impact of any delays or modifications initiated by major customers with respect to program launches, product applications or requirements;

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

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of litigation, claims, or other obligations.

Strategic Risks:

•
Our ability to successfully complete the pending sale of our liquid-cooled automotive business, including the receipt of governmental and third-party approvals and satisfaction of other closing conditions, and our ability to successfully exit our other automotive businesses in a manner that is in the best interest of our shareholders;

•
Our ability to successfully realize anticipated benefits from our increased “industrial” market presence, with our CIS and BHVAC businesses, while maintaining appropriate focus on the market opportunities presented by our HDE and Automotive businesses;

•	Our ability to identify and execute growth and diversification opportunities in order to position us for long-term success; and

•	The potential impacts from any actions by activist shareholders, including disruption of our business and related costs.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s Interim President and CEO and Vice President, Finance and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Interim President and CEO and Vice President, Finance and CFO has concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Form of Retention Letter, effective August 31, 2020, between the Company and each of Michael B. Lucareli, Scott L. Bowser and Sylvia A. Stein	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

10.2	Form of Fiscal 2021 Modine Performance Cash Award Agreement	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 30, 2020 (“September 30, 2020 8-K”)

10.3	Form of Fiscal 2021 Modine Incentive Stock Option Award Agreement	Exhibit 10.2 to September 30, 2020 8-K

10.4	Form of Fiscal 2021 Modine Non-Qualified Stock Option Award Agreement	Exhibit 10.3 to September 30, 2020 8-K

10.5	Form of Fiscal 2021 Modine Restricted Stock Unit Award Agreement	Exhibit 10.4 to September 30, 2020 8-K

10.6	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer*

Date: November 6, 2020

* Executing as both the principal financial officer and a duly authorized officer of the Company