Form 10-Q
period 2020-12-31
MODINE MANUFACTURING CO
filed 2021-02-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,421,276 at January 29, 2021.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2020 and 2019
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net sales	$484.3	$473.4	$1,293.5	$1,502.6
Cost of sales	401.6	399.9	1,083.9	1,270.0
Gross profit	82.7	73.5	209.6	232.6
Selling, general and administrative expenses	56.1	63.5	151.6	194.4
Restructuring expenses	0.9	2.6	7.0	6.7
Impairment charges	134.4	-	134.4	-
Gain on sale of assets	-	(0.8)	-	(0.8)
Operating (loss) income	(108.7)	8.2	(83.4)	32.3
Interest expense	(4.6)	(5.6)	(15.2)	(17.3)
Other (expense) income – net	(0.5)	0.1	(1.0)	(2.3)
(Loss) earnings before income taxes	(113.8)	2.7	(99.6)	12.7
Provision for income taxes	(81.6)	(1.7)	(95.3)	(8.3)
Net (loss) earnings	(195.4)	1.0	(194.9)	4.4
Net (earnings) loss attributable to noncontrolling interest	(0.3)	0.2	(0.8)	0.1
Net (loss) earnings attributable to Modine	$(195.7)	$1.2	$(195.7)	$4.5

Net (loss) earnings per share attributable to Modine
Basic	$(3.81)	$0.02	$(3.82)	$0.09
Diluted	$(3.81)	$0.02	$(3.82)	$0.09

Weighted-average shares outstanding:
Basic	51.3	50.8	51.2	50.8
Diluted	51.3	51.1	51.2	51.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2020 and 2019
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net (loss) earnings	$(195.4)	$1.0	$(194.9)	$4.4
Other comprehensive income (loss):
Foreign currency translation	18.4	14.0	41.2	(3.7)
Defined benefit plans, net of income taxes of $0.3, $0.4, $1.1 and $1.0 million	1.3	1.0	3.8	3.2
Cash flow hedges, net of income taxes of $0, $0.2, $0.5 and ($0.2) million	-	0.6	1.4	(0.4)
Total other comprehensive income (loss)	19.7	15.6	46.4	(0.9)

Comprehensive income (loss)	(175.7)	16.6	(148.5)	3.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	-	(1.4)	0.2
Comprehensive income (loss) attributable to Modine	$(176.4)	$16.6	$(149.9)	$3.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and March 31, 2020
(In millions, except per share amounts)
(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$72.9	$70.9
Trade accounts receivable – net	233.5	292.5
Inventories	190.6	207.4
Assets held for sale	92.9	-
Other current assets	39.5	62.5
Total current assets	629.4	633.3
Property, plant and equipment – net	305.2	448.0
Intangible assets – net	104.5	106.3
Goodwill	172.4	166.1
Deferred income taxes	25.2	104.8
Other noncurrent assets	70.0	77.6
Total assets	$1,306.7	$1,536.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$0.6	$14.8
Long-term debt – current portion	22.0	15.6
Accounts payable	200.6	227.4
Accrued compensation and employee benefits	64.9	65.0
Liabilities held for sale	83.2	-
Other current liabilities	49.7	49.2
Total current liabilities	421.0	372.0
Long-term debt	342.0	452.0
Deferred income taxes	6.1	8.1
Pensions	109.1	130.9
Other noncurrent liabilities	79.9	79.5
Total liabilities	958.1	1,042.5
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.8 million and 53.4 million shares	33.6	33.3
Additional paid-in capital	249.1	245.1
Retained earnings	274.2	469.9
Accumulated other comprehensive loss	(177.5)	(223.3)
Treasury stock, at cost, 2.7 million and 2.5 million shares	(37.9)	(37.1)
Total Modine shareholders’ equity	341.5	487.9
Noncontrolling interest	7.1	5.7
Total equity	348.6	493.6
Total liabilities and equity	$1,306.7	$1,536.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2020 and 2019
(In millions)
(Unaudited)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(194.9)	$4.4
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	54.2	57.8
Impairment charges	134.4	-
Gain on sale of assets	-	(0.8)
Stock-based compensation expense	4.2	5.2
Deferred income taxes	77.5	0.2
Other – net	4.7	3.5
Changes in operating assets and liabilities:
Trade accounts receivable	24.5	52.6
Inventories	9.9	(23.6)
Accounts payable	1.1	(32.4)
Other assets and liabilities	30.9	(21.0)
Net cash provided by operating activities	146.5	45.9

Cash flows from investing activities:
Expenditures for property, plant and equipment	(23.7)	(58.2)
Proceeds from disposition of assets	0.7	6.5
Proceeds from sale of investment in affiliate	-	3.8
Other – net	0.6	0.8
Net cash used for investing activities	(22.4)	(47.1)

Cash flows from financing activities:
Borrowings of debt	12.0	600.1
Repayments of debt	(134.5)	(601.3)
Borrowings on bank overdraft facilities – net	3.5	5.0
Financing fees paid	(0.8)	(1.1)
Purchases of treasury stock under share repurchase program	-	(2.4)
Dividend paid to noncontrolling interest	-	(1.3)
Other – net	(0.8)	(2.9)
Net cash used for financing activities	(120.6)	(3.9)

Effect of exchange rate changes on cash	3.6	(0.5)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash held for sale	7.1	(5.6)

Cash, cash equivalents, restricted cash and cash held for sale – beginning of period	71.3	42.2
Cash, cash equivalents, restricted cash and cash held for sale – end of period	$78.4	$36.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended December 31, 2020 and 2019
(In millions)
(Unaudited)
					_________________
	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net loss attributable to Modine	-	-	-	(8.6)	-	-	-	(8.6)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7
Net earnings attributable to Modine	-	-	-	8.6	-	-	-	8.6
Other comprehensive income	-	-	-	-	19.0	-	0.1	19.1
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	1.4	-	-	-	-	1.4
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.3	0.3
Balance, September 30, 2020	53.8	$33.6	$247.0	$469.9	$(196.8)	$(37.9)	$6.4	$522.2
Net loss attributable to Modine	-	-	-	(195.7)	-	-	-	(195.7)
Other comprehensive income	-	-	-	-	19.3	-	0.4	19.7
Stock-based compensation expense	-	-	2.1	-	-	-	-	2.1
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.3	0.3
Balance, December 31, 2020	53.8	$33.6	$249.1	$274.2	$(177.5)	$(37.9)	$7.1	$348.6

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non-controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3
Net loss attributable to Modine	-	-	-	(4.7)	-	-	-	(4.7)
Other comprehensive loss	-	-	-	-	(18.4)	-	(0.2)	(18.6)
Stock-based compensation expense	-	-	2.7	-	-	-	-	2.7
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.1)	(0.1)
Balance, September 30, 2019	53.3	$33.2	$242.9	$475.4	$(194.6)	$(37.0)	$5.7	$525.6
Net earnings attributable to Modine	-	-	-	1.2	-	-	-	1.2
Other comprehensive income	-	-	-	-	15.4	-	0.2	15.6
Stock-based compensation expense	-	-	0.8	-	-	-	-	0.8
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.2)	(0.2)
Balance, December 31, 2019	53.3	$33.2	$243.7	$476.6	$(179.2)	$(37.0)	$5.7	$543.0

The notes to condensed consolidated financial statements are an integral part of these statements.

Note 1: General

The accompanying condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2020.

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic. See Note 18 for additional information regarding the risks and uncertainties to the Company resulting from this pandemic.

Pending Disposition of Liquid-cooled Automotive Business
On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated.  In connection with the pending sale, the Company classified the liquid-cooled automotive business as held for sale and, accordingly, is reporting the assets and liabilities of this business as held for sale on the December 31, 2020 consolidated balance sheet.  See Note 2 for additional information.

Chief Executive Officer (“CEO”) Transition
In August 2020, Thomas A. Burke stepped down from his position as President and CEO. The Board of Directors subsequently conducted a search for his successor and, effective December 1, 2020, appointed Neil D. Brinker as President and CEO.

As a result of Mr. Burke's departure and in connection with the search for his successor, the Company recorded costs totaling $5.9 million during the nine months ended December 31, 2020. These costs, which were recorded as selling, general and administrative (“SG&A”) expenses at Corporate, primarily consisted of severance and benefit-related expenses based upon the terms of Mr. Burke's transition and separation agreement and costs directly associated with the CEO search, partially offset by the impact of Mr. Burke's forfeited stock-based compensation awards.

Sale of facility in Germany
During the third quarter of fiscal 2020, the Company completed the sale of a previously-closed manufacturing facility in Germany for a selling price of $6.0 million.  As a result of this transaction, the Company recorded a gain of $0.8 million within the Automotive segment.  The Company reported this gain within the gain on sale of assets line on the consolidated statements of operations.

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

Note 2: Assets Held for Sale

On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated.  The Company expects this transaction will close during the first quarter of fiscal 2022, subject to regulatory approvals and other customary closing conditions.  The Company does not expect significant net cash proceeds from this transaction based upon the one dollar selling price and adjustments for cash, debt, and working capital, as defined within the definitive agreement.  The Company reports financial results of the liquid-cooled automotive business within its Automotive segment.

In connection with the pending sale, the Company classified the liquid-cooled automotive business (the “disposal group”) as held for sale beginning on November 2, 2020 and ceased depreciating long-lived assets in the disposal group.  The Company evaluated the disposal group and determined that it did not qualify as a discontinued operation for reporting purposes under U.S. GAAP.  As part of its evaluation, the Company considered anticipated future sales to automotive and light vehicle customers as well as sales to other vehicular customers with similar product offerings and using similar heat-transfer technology within the Automotive and Heavy Duty Equipment segments.  In addition, the Company will continue to operate in the same major geographical areas as it does today.

Upon classification as held for sale, the Company compared the disposal group’s carrying value with its fair value, less costs to sell.  Through this review and based upon the selling price, the Company identified an implied loss in excess of the carrying value of the disposal group’s long-lived assets, which consist entirely of property, plant and equipment and right of use lease assets.  As a result, the Company recorded a non-cash impairment charge of $132.7 million during the third quarter of fiscal 2021 to reduce the net carrying value of the disposal group’s long-lived assets to zero. Also during the third quarter of fiscal 2021, the Company recorded an impairment charge of $1.7 million within the Automotive segment related to equipment that will not convey to the buyer as part of the sale transaction and is not expected to be used within the Company’s other businesses.  These charges are reported within the impairment charges line on the consolidated statements of operations.

The Company separately classified the assets and liabilities of the liquid-cooled automotive business as held for sale on the December 31, 2020 consolidated balance sheet.  The assets and liabilities held for sale are classified as current as the transaction is expected to close during the first quarter of fiscal 2022.  The major classes of assets and liabilities held for sale were as follows:

December 31, 2020
ASSETS
Cash and cash equivalents	$5.3
Trade accounts receivables - net	51.7
Inventories	17.7
Other current assets	11.6
Property, plant and equipment - net	132.0
Other noncurrent assets	7.3
Impairment of carrying value	(132.7)
Total assets held for sale	$92.9

LIABILITIES
Short-term debt	$6.0
Accounts payable	36.9
Accrued compensation and employee benefits	10.2
Other current liabilities	12.7
Pensions	12.4
Other noncurrent liabilities	5.0
Total liabilities held for sale	$83.2

The Company will reassess the disposal group’s fair value less costs to sell at each reporting period until the transaction is completed.  The Company expects to record an additional loss on sale of approximately $15.0 million to $25.0 million upon transaction completion.  The loss on sale recorded will be impacted by changes in working capital, costs to sell, and net actuarial losses in accumulated other comprehensive loss related to the disposal group’s pension plans.  It is possible that the loss on sale recorded could differ materially from the Company’s estimate.

Note 3: Revenue Recognition

Disaggregation of Revenue
The table below presents revenue for each of the Company’s business segments, Commercial and Industrial Solutions (“CIS”), Building HVAC Systems (“BHVAC”), Heavy Duty Equipment (“HDE”) and Automotive.  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition, and includes inter-segment sales.

Effective April 1, 2020, the Company realigned its segment structure.  The segment revenue information presented in the table below for fiscal 2020 has been recast to conform to the fiscal 2021 presentation.  See Note 20 for additional information regarding the Company’s operating segments.

	Three months ended December 31, 2020					Three months ended December 31, 2019
	CIS	BHVAC	HDE	Automotive	Segment Total	CIS	BHVAC	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$103.8	$56.5	$-	$-	$160.3	$104.3	$53.1	$-	$-	$157.4
Data center cooling	11.8	12.2	-	-	24.0	30.2	11.2	-	-	41.4
Industrial cooling	12.0	-	-	-	12.0	10.4	-	-	-	10.4
Commercial vehicle	-	-	67.0	5.5	72.5	-	-	63.2	5.1	68.3
Off-highway	-	-	68.3	0.8	69.1	-	-	51.6	3.5	55.1
Automotive and light vehicle	-	-	28.8	105.4	134.2	-	-	27.8	98.5	126.3
Other	1.4	-	21.5	2.2	25.1	2.6	0.6	22.3	3.4	28.9
Net sales	$129.0	$68.7	$185.6	$113.9	$497.2	$147.5	$64.9	$164.9	$110.5	$487.8

Geographic location:
Americas	$66.4	$45.0	$107.9	$14.8	$234.1	$78.1	$43.2	$106.2	$17.2	$244.7
Europe	52.4	23.7	35.0	80.9	192.0	57.6	21.7	29.2	77.1	185.6
Asia	10.2	-	42.7	18.2	71.1	11.8	-	29.5	16.2	57.5
Net sales	$129.0	$68.7	$185.6	$113.9	$497.2	$147.5	$64.9	$164.9	$110.5	$487.8

Timing of revenue recognition:
Products transferred at a point in time	$119.5	$68.7	$177.6	$113.9	$479.7	$119.3	$64.9	$156.8	$110.5	$451.5
Products transferred over time	9.5	-	8.0	-	17.5	28.2	-	8.1	-	36.3
Net sales	$129.0	$68.7	$185.6	$113.9	$497.2	$147.5	$64.9	$164.9	$110.5	$487.8

	Nine months ended December 31, 2020					Nine months ended December 31, 2019
	CIS	BHVAC	HDE	Automotive	Segment Total	CIS	BHVAC	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$303.0	$137.1	$-	$-	$440.1	$351.1	$137.2	$-	$-	$488.3
Data center cooling	40.0	40.8	-	-	80.8	81.1	31.3	-	-	112.4
Industrial cooling	36.6	-	-	-	36.6	33.5	-	-	-	33.5
Commercial vehicle	-	-	174.8	11.4	186.2	-	-	232.0	16.8	248.8
Off-highway	-	-	179.8	2.3	182.1	-	-	178.5	10.1	188.6
Automotive and light vehicle	-	-	69.8	257.4	327.2	-	-	85.0	305.6	390.6
Other	6.0	0.3	50.3	14.8	71.4	7.3	1.4	73.0	7.3	89.0
Net sales	$385.6	$178.2	$474.7	$285.9	$1,324.4	$473.0	$169.9	$568.5	$339.8	$1,551.2

Geographic location:
Americas	$193.9	$109.5	$274.4	$39.2	$617.0	$261.2	$110.4	$369.7	$52.2	$793.5
Europe	156.3	68.7	91.2	195.9	512.1	173.7	59.5	107.3	242.7	583.2
Asia	35.4	-	109.1	50.8	195.3	38.1	-	91.5	44.9	174.5
Net sales	$385.6	$178.2	$474.7	$285.9	$1,324.4	$473.0	$169.9	$568.5	$339.8	$1,551.2

Timing of revenue recognition:
Products transferred at a point in time	$351.7	$178.2	$456.3	$285.9	$1,272.1	$395.6	$169.9	$544.4	$339.8	$1,449.7
Products transferred over time	33.9	-	18.4	-	52.3	77.4	-	24.1	-	101.5
Net sales	$385.6	$178.2	$474.7	$285.9	$1,324.4	$473.0	$169.9	$568.5	$339.8	$1,551.2

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2020	March 31, 2020
Contract assets	$5.1	$21.7
Contract liabilities	6.0	5.6

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $16.6 million decrease in contract assets during the first nine months of fiscal 2021 primarily resulted from a decrease in contract assets for revenue recognized over time.  In addition, the March 31, 2020 balance included $7.2 million of contract assets of the liquid-cooled automotive business, which have since been classified as held for sale.  See Note 2 for additional information regarding assets and liabilities held for sale as of December 31, 2020.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $0.4 million increase in contract liabilities during the first nine months of fiscal 2021 was primarily related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations.  The March 31, 2020 balance included $1.3 million of contract liabilities of the liquid-cooled automotive business, which have since been classified as held for sale.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  In addition, the Company assesses the fair value of a disposal group for each reporting period it is held for sale.  See Note 2 for additional information regarding assets held for sale.

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  At both December 31, 2020 and March 31, 2020, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.8 million.  The fair value of the Company’s long-term debt is disclosed in Note 17.

Note 5: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	2.0	2.3	5.9	6.8
Expected return on plan assets	(2.9)	(3.0)	(8.6)	(8.9)
Amortization of unrecognized net loss	1.7	1.5	5.2	4.5
Net periodic benefit cost	$0.9	$0.9	$2.8	$2.7

During the nine months ended December 31, 2020 and 2019, the Company contributed $8.8 million and $2.6 million, respectively, to its U.S. pension plans.  The Company has deferred certain contributions to its U.S. pension plans during fiscal 2021, as permitted by the Coronavirus Aid, Relief and Economic Security Act.  The Company expects to contribute approximately $10.0 million to its U.S. pension plans during the fourth quarter of fiscal 2021.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $2.1 million and $0.8 million for the three months ended December 31,2020 and 2019, respectively. The Company recognized stock-based compensation expense of $4.2 million and $5.2 million for the nine months ended December 31, 2020 and 2019, respectively.

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2020 and 2019 were as follows:

	Nine months ended December 31,
	2020		2019
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.4	$3.46	0.3	$5.56
Restricted stock awards	0.6	$8.34	0.3	$13.26
Performance stock awards (a)	-	-	0.3	$13.26
Unrestricted stock awards	0.2	$5.21	0.1	$14.50

(a)
In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants in fiscal 2021. The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period ending March 31, 2023.  These performance metrics are the same as the metrics for the fiscal 2020 and 2019 performance-based stock awards.

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2020	2019
Expected life of awards in years	6.1	6.3
Risk-free interest rate	0.4%	2.2%
Expected volatility of the Company's stock	54.1%	39.2%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2020, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.3	3.0
Restricted stock awards	8.1	2.9
Performance stock awards	0.6	1.2
Total	$11.0	2.8

Note 7: Restructuring Activities

During fiscal 2021, the Company transferred production from its manufacturing facility in Zhongshan, China to another CIS segment manufacturing facility in China.  As a result of this plant consolidation, the Company recorded $3.1 million of severance expenses during the nine months ended December 31, 2020.  In addition, the Company is in the process of transferring product lines to its CIS manufacturing facility in Mexico.

The Company also implemented targeted headcount reductions in fiscal 2021, the most significant of which were in North America in the HDE and CIS segments.  The headcount reductions were in response to lower market demand and supported the Company’s objective of reducing operational and SG&A cost structures.

The Company’s restructuring actions during the first nine months of fiscal 2020 consisted primarily of targeted headcount reductions and plant consolidation activities.  The fiscal 2020 headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Employee severance and related benefits	$0.5	$2.2	$6.2	$5.5
Other restructuring and repositioning expenses	0.4	0.4	0.8	1.2
Total	$0.9	$2.6	$7.0	$6.7

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2020	2019
Beginning balance	$5.8	$7.4
Additions	0.5	2.2
Payments	(2.5)	(5.0)
Reclassified as held for sale	(0.8)	-
Effect of exchange rate changes	0.2	0.1
Ending balance	$3.2	$4.7

	Nine months ended December 31,
	2020	2019
Beginning balance	$5.0	$10.0
Additions	6.2	5.5
Payments	(7.7)	(10.7)
Reclassified as held for sale	(0.8)	-
Effect of exchange rate changes	0.5	(0.1)
Ending balance	$3.2	$4.7

In January 2021, the Company eliminated the Vice President, CIS and Chief Operating Officer senior executive position.  As a result, the Company expects to record approximately $1.0 million of severance-related expenses during the fourth quarter of fiscal 2021.

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Interest income	$0.1	$0.1	$0.4	$0.3
Foreign currency transactions (a)	0.2	0.7	0.9	(0.7)
Net periodic benefit cost (b)	(0.8)	(0.7)	(2.3)	(2.1)
Equity in earnings of non-consolidated affiliate (c)	-	-	-	0.2
Total other (expense) income - net	$(0.5)	$0.1	$(1.0)	$(2.3)

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

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2020 and 2019 was (71.7) percent and 63.0 percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2020 and 2019 was (95.7) percent and 65.4 percent, respectively.  The effective tax rates for the fiscal 2021 periods were largely driven by both significant impairment charges and income tax charges related to valuation allowances.  See Note 2 for information regarding the $134.4 million of impairment charges recorded during the third quarter of fiscal 2021.  The income tax benefits associated with these impairment charges totaled $24.4 million and $13.3 million in the U.S. and in certain foreign jurisdictions, respectively, and increased the deferred tax assets in the applicable jurisdictions.  The deferred tax assets, in turn, were evaluated for realizability as of December 31, 2020, as further described below.

In the fiscal 2020 periods, the effective tax rates were negatively impacted by income tax charges recorded during the third quarter of fiscal 2020.  A $3.0 million income tax charge was recorded related to a valuation allowance on deferred tax assets in the U.S. and a net income tax charge totaling $2.7 million was recorded in connection with legal entity restructuring completed in preparation of the potential sale of the liquid-cooled automotive business.  Partially offsetting the negative impacts of the income tax charges, the effective tax rates for the fiscal 2020 periods were favorably impacted by the recognition of a tax incentive in Italy during the third quarter and by the release of an unrecognized tax benefit during the second quarter.

The Company records valuation allowances against its net deferred tax assets to the extent it determines it is more likely than not that such assets will not be realized in the future.  Each quarter, the Company evaluates the probability that its deferred tax assets will be realized and determines whether valuation allowances or adjustments thereto are needed.  This determination involves judgement and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  In addition, the Company considers the duration of statutory carryforward periods and historical financial results.

Based upon its analysis as of December 31, 2020, the Company determined it was more likely than not that its deferred tax assets in the U.S. and in certain foreign jurisdictions will not be realized in the future.  As a result, the Company recorded income tax charges totaling $116.5 million in the third quarter of fiscal 2021 to increase the valuation allowance on deferred tax assets in the U.S. ($103.3 million) and in certain foreign jurisdictions ($13.2 million).  Combined with the $6.6 million income tax charge recorded during the second quarter of fiscal 2021, the Company has now established a full valuation allowance on its U.S. deferred tax assets.  Based upon the Company’s projections of future taxable income at the time, the Company previously believed it was more likely than not that these deferred tax assets would be realized in the future.  The Company’s analysis for the third quarter of fiscal 2021 included consideration of the impairment charges recorded during the quarter in connection with the pending sale of the liquid-cooled automotive business; see Note 2 for additional information.  These impairment charges contributed to the Company entering into a three-year cumulative loss position in the U.S. and in certain foreign jurisdictions as of December 31, 2020.  The Company also considered year-to-date taxable income, which has been negatively impacted by the COVID-19 pandemic and lower sales to data center cooling customers, and current future projections of taxable income in the relevant jurisdictions.  After considering both the positive and negative evidence, the Company determined it is more likely than not that these deferred tax assets will not be realized.

As of December 31, 2020, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $121.7 million and $55.5 million,  respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.

As further discussed in Note 18, the COVID-19 pandemic has resulted in risks and uncertainties to our business.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

Note 10: Earnings Per Share
The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net (loss) earnings attributable to Modine	$(195.7)	$1.2	$(195.7)	$4.5

Weighted-average shares outstanding - basic	51.3	50.8	51.2	50.8
Effect of dilutive securities	-	0.3	-	0.3
Weighted-average shares outstanding - diluted	51.3	51.1	51.2	51.1

(Loss) earnings per share:
Net (loss) earnings per share - basic	$(3.81)	$0.02	$(3.82)	$0.09
Net (loss) earnings per share - diluted	$(3.81)	$0.02	$(3.82)	$0.09

For the three and nine months ended December 31, 2020, the calculation of diluted earnings per share excluded 1.4 million and 1.5 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for the three and nine months ended December 31, 2020 excluded 0.5 million and 0.6 million restricted stock awards, respectively, because they were anti-dilutive.  For the three months and nine months ended December 31, 2020, the total number of potentially-dilutive securities was 0.2 million and 0.1 million, respectively.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

For the three and nine months ended December 31, 2019, the calculation of diluted earnings per share excluded 1.2 million and 0.8 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for both the three and nine months ended December 31, 2019 excluded 0.5 million restricted stock awards because they were anti-dilutive.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$72.9	$70.9
Restricted cash	0.1	0.4
Cash and restricted cash held for sale	5.4	-
Total cash, cash equivalents, restricted cash and cash held for sale	$78.4	$71.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	December 31, 2020	March 31, 2020
Raw materials	$115.3	$123.6
Work in process	35.5	34.6
Finished goods	39.8	49.2
Total inventories	$190.6	$207.4

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2020	March 31, 2020
Land	$20.1	$19.7
Buildings and improvements (10-40 years)	227.4	276.7
Machinery and equipment (3-15 years)	689.2	870.3
Office equipment (3-10 years)	83.1	95.2
Construction in progress	15.7	40.5
	1,035.5	1,302.4
Less: accumulated depreciation	(730.3)	(854.4)
Net property, plant and equipment	$305.2	$448.0

Note 14: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	CIS	BHVAC	Total
Goodwill, March 31, 2020	$152.6	$13.5	$166.1
Effect of exchange rate changes	5.2	1.1	6.3
Goodwill, December 31, 2020	$157.8	$14.6	$172.4

Intangible assets consisted of the following:

	December 31, 2020			March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$64.0	$(16.2)	$47.8	$60.8	$(12.6)	$48.2
Trade names	60.3	(19.0)	41.3	58.3	(16.2)	42.1
Acquired technology	25.1	(9.7)	15.4	23.6	(7.6)	16.0
Total intangible assets	$149.4	$(44.9)	$104.5	$142.7	$(36.4)	$106.3

The Company recorded amortization expense of $2.2 million and $2.3 million for the three months ended December 31, 2020 and 2019, respectively.  The Company recorded amortization expense of $6.4 million and $6.7 million for the nine months ended December 31, 2020 and 2019, respectively. The Company estimates that it will record $2.1 million of amortization expense during the remainder of fiscal 2021 and approximately $8.0 million of annual amortization expense in fiscal 2022 through 2026.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2020	2019
Beginning balance	$9.0	$8.1
Warranties recorded at time of sale	1.8	1.3
Adjustments to pre-existing warranties	(0.4)	(0.4)
Settlements	(1.1)	(1.0)
Reclassified as held for sale	(1.5)	-
Effect of exchange rate changes	0.1	0.2
Ending balance	$7.9	$8.2

	Nine months ended December 31,
	2020	2019
Beginning balance	$7.9	$9.2
Warranties recorded at time of sale	4.3	3.9
Adjustments to pre-existing warranties	(0.3)	(1.3)
Settlements	(2.8)	(3.6)
Reclassified as held for sale	(1.5)	-
Effect of exchange rate changes	0.3	-
Ending balance	$7.9	$8.2

Note 16: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

-	Balance Sheet Location	December 31, 2020	March 31, 2020
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$56.2	$61.4
Finance lease ROU assets (a)	Property, plant and equipment - net	8.6	8.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$10.4	$10.9
Operating lease liabilities	Other noncurrent liabilities	46.9	50.3
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.4	3.3

(a)	Finance lease right of use (“ROU”) assets were recorded net of accumulated amortization of $2.3 million and $1.8 million as of December 31, 2020 and March 31, 2020, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Operating lease expense (a)	$4.8	$5.4	$14.9	$15.8
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.4	0.4
Interest on lease liabilities	-	-	0.1	0.1
Total lease expense	$5.0	$5.6	$15.4	$16.3

(a)
For the three and nine months ended December 31, 2020, operating lease expense included short-term lease expense of $0.9 million and $2.7 million, respectively.  For the three and nine months ended December 31, 2019, operating lease expense included short-term lease expense of $1.0 million and $2.9 million, respectively. Variable lease expense was not significant.

Note 17: Indebtedness

Long-term debt consisted of the following:

_	Fiscal year of maturity	December 31, 2020	March 31, 2020
Term loans	2025	$184.1	$189.4
Revolving credit facility	2025	30.7	127.2
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)		3.8	6.0
		368.6	472.6
Less: current portion		(22.0)	(15.6)
Less: unamortized debt issuance costs		(4.6)	(5.0)
Total long-term debt		$342.0	$452.0

(a)	Other long-term debt primarily includes finance lease obligations and borrowings by foreign subsidiaries.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2021	$3.4
2022	22.0
2023	22.0
2024	22.0
2025	180.5
2026 & beyond	118.7
Total	$368.6

Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At December 31, 2020, the weighted-average interest rates for revolving credit facility borrowings and the term loans were both 2.5 percent.  At December 31, 2020, the Company’s revolving credit facility borrowings totaled $30.7 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $213.6 million.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings of $0.6 million and $14.8 million at December 31, 2020 and March 31, 2020, respectively.  See Note 2 for information regarding short-term borrowings classified as held for sale at December 31, 2020.

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

In May 2020, the Company executed amendments to its primary credit agreements in the U.S.  Under the amended agreements, the leverage ratio covenant limit has been temporarily raised.  The leverage ratio covenant requires the Company to limit the ratio of its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The leverage ratio covenant limit for the third quarter of fiscal 2021 was 5.25 to 1. The leverage ratio covenant limit is 5.75 to 1 for the fourth quarter of fiscal 2021. In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022. The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of  December 31, 2020.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of December 31, 2020 and March 31, 2020, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $140.4 million and $131.3 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic. The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy. As a result of this pandemic, the Company experienced significant impacts on its operations.  Local government requirements or customer shutdowns caused the Company to suspend production at many of its manufacturing facilities in March and April 2020.  All of the temporarily-closed facilities reopened in the first or second quarter and have generally returned to more normal production levels. However, since reopening, production at certain of our plants has been negatively affected at times by employee absences due to COVID-19. The Company is continuing to focus on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers. Beginning largely in April 2020 and to mitigate the negative impacts of COVID-19, the Company took actions including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of the organization. As production has generally returned to more normal levels, the Company reduced the extent of furloughs, shortened work weeks and salary reductions during the third quarter of fiscal 2021, yet remains focused on controlling operating and administrative expenses.  Based upon its current expectations, the Company believes that its sources of liquidity will generate sufficient cash flow to meet its obligations during the next twelve months.

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

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the U.S.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. The accruals for these environmental matters totaled $18.4 million and $18.2 million as of December 31, 2020 and March 31, 2020, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2020				Nine months ended December 31, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(38.8)	$(158.4)	$0.4	$(196.8)	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	18.0	-	0.4	18.4	40.6	-	1.5	42.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	4.9	-	4.9
Realized (gains) losses - net (b)	-	-	(0.4)	(0.4)	-	-	0.4	0.4
Income taxes	-	(0.3)	-	(0.3)	-	(1.1)	(0.5)	(1.6)
Total other comprehensive income	18.0	1.3	-	19.3	40.6	3.8	1.4	45.8

Ending balance	$(20.8)	$(157.1)	$0.4	$(177.5)	$(20.8)	$(157.1)	$0.4	$(177.5)

	Three months ended December 31, 2019				Nine months ended December 31, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(60.0)	$(134.1)	$(0.5)	$(194.6)	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive income (loss) before reclassifications	13.8	-	0.3	14.1	(3.0)	-	(1.3)	(4.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	4.2	-	4.2
Realized losses - net (b)	-	-	0.5	0.5	-	-	0.7	0.7
Foreign currency translation gains (c)	-	-	-	-	(0.6)	-	-	(0.6)
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(1.0)	0.2	(0.8)
Total other comprehensive income (loss)	13.8	1.0	0.6	15.4	(3.6)	3.2	(0.4)	(0.8)

Ending balance	$(46.2)	$(133.1)	$0.1	$(179.2)	$(46.2)	$(133.1)	$0.1	$(179.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. Refer to Note 5 for additional information about the Company’s pension plans.

(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.
(c)	As a result of the sale of its investment in NEX during the second quarter of fiscal 2020, the Company wrote off $0.6 million of accumulated foreign currency translation gains.

Note 20: Segment Information

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

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,
	2020			2019
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
CIS	$128.3	$0.7	$129.0	$146.3	$1.2	$147.5
BHVAC	68.7	-	68.7	64.3	0.6	64.9
HDE	173.7	11.9	185.6	152.8	12.1	164.9
Automotive	113.6	0.3	113.9	110.0	0.5	110.5
Segment total	484.3	12.9	497.2	473.4	14.4	487.8
Corporate and eliminations	-	(12.9)	(12.9)	-	(14.4)	(14.4)
Net sales	$484.3	$-	$484.3	$473.4	$-	$473.4

	Nine months ended December 31,
	2020			2019
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
CIS	$382.8	$2.8	$385.6	$469.9	$3.1	$473.0
BHVAC	178.0	0.2	178.2	168.5	1.4	169.9
HDE	449.6	25.1	474.7	526.4	42.1	568.5
Automotive	283.1	2.8	285.9	337.8	2.0	339.8
Segment total	1,293.5	30.9	1,324.4	1,502.6	48.6	1,551.2
Corporate and eliminations	-	(30.9)	(30.9)	-	(48.6)	(48.6)
Net sales	$1,293.5	$-	$1,293.5	$1,502.6	$-	$1,502.6

	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
CIS	$12.6	9.8%	$22.7	15.4%	$47.4	12.3%	$69.9	14.8%
BHVAC	25.7	37.3%	23.1	35.5%	61.9	34.7%	54.5	32.1%
HDE	26.0	14.0%	16.8	10.2%	60.9	12.8%	71.7	12.6%
Automotive	18.4	16.1%	12.2	11.0%	39.8	13.9%	37.7	11.1%
Segment total	82.7	16.6%	74.8	15.3%	210.0	15.9%	233.8	15.1%
Corporate and eliminations	-	-	(1.3)	-	(0.4)	-	(1.2)	-
Gross profit	$82.7	17.1%	$73.5	15.5%	$209.6	16.2%	$232.6	15.5%

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Operating income:
CIS	$(1.7)	$8.3	$3.9	$25.8
BHVAC	15.8	13.5	36.0	27.6
HDE	12.8	2.8	23.6	27.2
Automotive	(124.9)	1.6	(120.7)	2.0
Segment total	(98.0)	26.2	(57.2)	82.6
Corporate and eliminations	(10.7)	(18.0)	(26.2)	(50.3)
Operating (loss) income	$(108.7)	$8.2	$(83.4)	$32.3

	December 31, 2020	March 31, 2020
Total assets:
CIS	$601.8	$617.7
BHVAC	106.7	102.3
HDE	428.3	417.4
Automotive (a)	161.2	272.5
Corporate and eliminations (b)	8.7	126.2
Total assets	$1,306.7	$1,536.1

(a)
During the third quarter of fiscal 2021, the Company recorded impairment charges totaling $134.4 million within the Automotive segment, primarily related to the property, plant and equipment of the liquid-cooled automotive business, the sale of which is pending.  See Note 2 for additional information.

(b)
During the nine months ended December 31, 2020, the Company recorded income tax charges totaling $109.9 million to increase the valuation allowance on deferred tax assets in the U.S, which are recorded at Corporate.  See Note 9 for additional information.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2020 was the third quarter of fiscal 2021.

Pending Disposition of Liquid-cooled Automotive Business
On November 2, 2020, we entered into a definitive agreement to sell our liquid-cooled automotive business to Dana Incorporated.  We expect this transaction will close during the first quarter of fiscal 2022, subject to regulatory approvals and other customary closing conditions.  We do not expect significant net cash proceeds from this transaction based upon the selling price of one dollar and adjustments for cash, debt, and working capital, as defined within the definitive agreement.  We report financial results of the liquid-cooled automotive business within the Automotive segment.

We recorded a non-cash impairment charge of $132.7 million during the third quarter of fiscal 2021 related to the liquid-cooled automotive business’s long-lived assets.  We expect to record an additional loss on sale of approximately $15.0 million to $25.0 million when the sale is completed.  It is possible that the loss on sale could differ materially from this estimate.  See Note 2 of the Notes to Condensed Consolidated Financial Statements for information regarding the accounting impacts of this pending sale.

We are also evaluating strategic alternatives for the other businesses in the Automotive segment and are committed to exiting these businesses in a manner that is in the best interest of our shareholders.

COVID-19
As the COVID-19 pandemic continues, both the health and overall well-being of our employees and delivering quality products and services to our customers remain our top priorities.

The COVID-19 pandemic has broadly impacted the global economy and our key end markets, which were most severely impacted during the first quarter of fiscal 2021.  Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19 on our financial results, we implemented actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we reduced operating and administrative expenses, including travel and entertainment expenditures.  We have also focused on limiting capital expenditures and, where possible, have delayed certain projects and the purchase of some program-related equipment and tooling.  Our swift cost-saving actions, coupled with a slow but steady recovery in most of our key end markets, have favorably impacted our financial results.  As production has generally returned to more normal levels, we reduced the extent of furloughs, shortened work weeks and salary reductions.  As a result, the benefit of the cost-saving actions, primarily on selling, general and administrative (“SG&A”) expenses, was less significant during the third quarter of fiscal 2021 compared with the first and second quarters of fiscal 2021.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows.

Third Quarter Highlights
Net sales in the third quarter of fiscal 2021 increased $10.9 million, or 2 percent, from the third quarter of fiscal 2020, primarily due to higher sales volume in the Heavy Duty Equipment (“HDE”) segment and a favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume in our Commercial and Industrial Solutions (“CIS”) segment.  Cost of sales increased $1.7 million compared with the third quarter of fiscal 2020.  Gross profit increased $9.2 million and gross margin improved 160 basis points to 17.1 percent.  SG&A expenses decreased $7.4 million, primarily due to lower project costs associated with our review of strategic alternatives for the automotive segment businesses and preparing the liquid-cooled automotive business for sale.  We recorded $134.4 million of impairment charges during the third quarter in our Automotive segment, primarily related to the pending sale of the liquid-cooled automotive business.  The operating loss of $108.7 million during the third quarter of fiscal 2021 represents a decline of $116.9 million from the prior-year operating income of $8.2 million, primarily due to the impairment charges in our Automotive segment and lower earnings in our CIS segment, partially offset by higher earnings in our HDE and Building HVAC Systems (“BHVAC”) segments.

Year-to-date Highlights
Net sales in the first nine months of fiscal 2021 decreased $209.1 million, or 14 percent, from the same period last year, primarily due to lower sales in our HDE, CIS and Automotive segments.  Cost of sales decreased $186.1 million, or 15 percent, from the same period last year, primarily due to lower sales volume.  Gross profit decreased $23.0 million and gross margin improved 70 basis points to 16.2 percent.  SG&A expenses decreased $42.8 million, primarily due to lower project costs associated with our review of strategic alternatives for the automotive segment businesses and preparing the liquid-cooled automotive business for sale.  In addition, SG&A expenses benefitted from cost-reduction initiatives implemented earlier in the fiscal year in response to the negative impacts of COVID-19.  The operating loss of $83.4 million during the first nine months of fiscal 2021 represents a decline of $115.7 million from the prior-year operating income of $32.3 million, primarily due to the $134.4 million of impairment charges recorded during the third quarter of fiscal 2021, partially offset by lower SG&A expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2020 and 2019:

	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$484.3	100.0%	$473.4	100.0%	$1,293.5	100.0%	$1,502.6	100.0%
Cost of sales	401.6	82.9%	399.9	84.5%	1,083.9	83.8%	1,270.0	84.5%
Gross profit	82.7	17.1%	73.5	15.5%	209.6	16.2%	232.6	15.5%
Selling, general and administrative expenses	56.1	11.6%	63.5	13.4%	151.6	11.7%	194.4	12.9%
Restructuring expenses	0.9	0.2%	2.6	0.6%	7.0	0.5%	6.7	0.4%
Impairment charges	134.4	27.8%	-	-	134.4	10.4%	-	-
Gain on sale of assets	-	-	(0.8)	-0.2%	-	-	(0.8)	-
Operating (loss) income	(108.7)	-22.5%	8.2	1.7%	(83.4)	-6.5%	32.3	2.1%
Interest expense	(4.6)	-0.9%	(5.6)	-1.2%	(15.2)	-1.2%	(17.3)	-1.2%
Other (expense) income – net	(0.5)	-0.1%	0.1	-	(1.0)	-0.1%	(2.3)	-0.2%
(Loss) earnings before income taxes	(113.8)	-23.5%	2.7	0.6%	(99.6)	-7.7%	12.7	0.8%
Provision for income taxes	(81.6)	-16.8%	(1.7)	-0.4%	(95.3)	-7.4%	(8.3)	-0.5%
Net (loss) earnings	$(195.4)	-40.3%	$1.0	0.2%	$(194.9)	-15.1%	$4.4	0.3%

Comparison of Three Months ended December 31, 2020 and 2019

Third quarter net sales of $484.3 million were $10.9 million, or 2 percent, higher than the third quarter of the prior year, primarily due to higher sales volume in the HDE and BHVAC segments and an $11.2 million favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume in the CIS and Automotive segments.  Sales in the HDE, BHVAC, and Automotive segments increased $20.7 million, $3.8 million, and $3.4 million, respectively.  CIS segment sales decreased $18.5 million.

Third quarter cost of sales increased $1.7 million.  As a percentage of sales, cost of sales decreased 160 basis points to 82.9 percent.  The increase in cost of sales was primarily due to a $9.7 million unfavorable impact of foreign currency exchange rate changes, partially offset by the favorable impacts of procurement and other cost-reduction initiatives and a $3.0 million decrease in depreciation expense in the Automotive segment.  In addition, program and equipment transfer costs to prepare the liquid-cooled automotive business for sale decreased approximately $1.0 million compared with the prior year.

As a result of higher sales and lower cost of sales as a percentage of sales, third quarter gross profit increased $9.2 million and gross margin improved 160 basis points to 17.1 percent.

Third quarter SG&A expenses decreased $7.4 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment’s business operations, which decreased approximately $10.0 million.  This favorable driver was partially offset by a $1.0 million unfavorable impact of foreign currency exchange rate changes and higher environmental charges in the HDE segment.

Restructuring expenses of $0.9 million during the third quarter of fiscal 2021 decreased $1.7 million, primarily due to lower restructuring expenses in the HDE segment.

Impairment charges of $134.4 million in the third quarter of fiscal 2021 primarily related to the write-down of the long-lived assets in the Automotive segment’s liquid-cooled automotive business in connection with the pending sale of that business.

The operating loss of $108.7 million represents a $116.9 million decline from the prior-year operating income of $8.2 million.  The decline was primarily due to the $134.4 million of impairment charges recorded in the Automotive segment and lower earnings in the CIS segment.  These negative drivers were partially offset by higher earnings in our HDE and BHVAC segments.

Interest expense decreased $1.0 million, or 18 percent, during the third quarter of fiscal 2021, primarily due to lower outstanding long-term debt and, to a lesser extent, favorable changes in interest rates.

The provision for income taxes was $81.6 million and $1.7 million in the third quarter of fiscal 2021 and 2020, respectively.  The $79.9 million increase was primarily due to income tax charges totaling $116.5 million recorded in the third quarter of fiscal 2021 to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions, partially offset by income tax benefits totaling $37.7 million related to the impairment charges recorded earlier in the third quarter of fiscal 2021.

Comparison of Nine Months ended December 31, 2020 and 2019

Fiscal 2021 year-to-date net sales of $1,293.5 million were $209.1 million, or 14 percent, lower than the same period last year, primarily due to lower sales in our HDE, CIS and Automotive segments.  Sales in these segments decreased $93.8 million, $87.4 million, and $53.9 million, respectively, and were significantly impacted by market-driven volume declines and temporary plant closures earlier in the fiscal year due to the COVID-19 pandemic.  BHVAC segment sales increased $8.3 million.

Fiscal 2021 year-to-date cost of sales of $1,083.9 million decreased $186.1 million, or 15 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales improved 70 basis points to 83.8 percent.  The unfavorable impact of lower sales volume was more than offset by the benefits of cost-reduction initiatives implemented earlier in the fiscal year in response to lower end market demand and procurement initiatives.

As a result of lower sales and lower cost of sales as a percentage of sales, fiscal 2021 year-to-date gross profit decreased $23.0 million and gross margin improved 70 basis points to 16.2 percent.

Fiscal 2021 year-to-date SG&A expenses decreased $42.8 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment’s business operations, which decreased approximately $29.0 million, and lower compensation-related expenses, which decreased approximately $18.0 million.  These favorable drivers were partially offset by $5.9 million of costs recorded at Corporate in connection with Mr. Burke stepping down from his position as President and CEO and the search for his successor.

Restructuring expenses of $7.0 million during the first nine months of fiscal 2021 increased $0.3 million compared with the same period last year, primarily due to higher restructuring expenses in the CIS segment, partially offset by lower restructuring expenses in the Automotive segment.

The fiscal 2021 year-to-date operating loss of $83.4 million represents a $115.7 million decline from the prior-year operating income of $32.3 million.  The decline was primarily due to the $134.4 million of impairment charges recorded in the Automotive segment and lower earnings in our CIS and HDE segments.  These negative drivers were partially offset by lower SG&A expenses at Corporate and higher earnings in our BHVAC segment.

Interest expense decreased $2.1 million, or 12 percent, during the first nine months of fiscal 2021, primarily due to lower outstanding long-term debt and favorable changes in interest rates.

The provision for income taxes was $95.3 million and $8.3 million during the first nine months of fiscal 2021 and 2020, respectively.  The $87.0 million increase was primarily due to income tax charges totaling $123.1 million recorded during the first nine months of fiscal 2021 to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions, partially offset by income tax benefits totaling $37.7 million related to the impairment charges recorded during fiscal 2021.

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

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2020 and 2019:

Commercial and Industrial Solutions
	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$129.0	100.0%	$147.5	100.0%	$385.6	100.0%	$473.0	100.0%
Cost of sales	116.4	90.2%	124.8	84.6%	338.2	87.7%	403.1	85.2%
Gross profit	12.6	9.8%	22.7	15.4%	47.4	12.3%	69.9	14.8%
Selling, general and administrative expenses	13.8	10.7%	13.7	9.3%	39.1	10.2%	42.8	9.1%
Restructuring expenses	0.5	0.4%	0.7	0.5%	4.4	1.1%	1.3	0.3%
Operating (loss) income	$(1.7)	-1.3%	$8.3	5.6%	$3.9	1.0%	$25.8	5.4%

Comparison of Three Months ended December 31, 2020 and 2019

CIS net sales decreased $18.5 million, or 13 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to lower sales volume of data center cooling products, partially offset by a $4.5 million favorable impact of foreign currency exchange rate changes.  Sales to data center cooling customers decreased $18.4 million, primarily due to lower sales to one individual customer.

CIS cost of sales decreased $8.4 million, or 7 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to lower sales volume, partially offset by a $4.2 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 560 basis points to 90.2 percent, primarily due to the impact of lower sales volume, unfavorable sales mix, and to a lesser extent, temporary operating inefficiencies associated with plant consolidation activities in China.  These negative impacts were partially offset by benefits from procurement and other cost-reduction initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $10.1 million and gross margin declined 560 basis points to 9.8 percent.

SG&A expenses increased $0.1 million, or 140 basis points as a percentage of sales, compared with the third quarter of the prior year.  The increase in SG&A expenses was primarily due to a $0.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower compensation-related expenses.

Restructuring expenses during the third quarter of fiscal 2021 totaled $0.5 million, a decrease of $0.2 million compared with the third quarter of fiscal 2020, and primarily consisted of equipment transfer and plant consolidation costs in China.

The CIS operating loss of $1.7 million represents a $10.0 million decline from the prior-year operating income of $8.3 million and was primarily due to lower gross profit.

Comparison of Nine Months ended December 31, 2020 and 2019

CIS year-to-date net sales decreased $87.4 million, or 18 percent, from the same period last year, primarily due to lower sales volume associated with the impacts of the COVID-19 pandemic.  In addition, sales in fiscal 2021 have been negatively impacted by lower sales to a significant data center customer.  Sales to commercial HVAC&R and data center cooling customers decreased $48.1 million and $41.1 million, respectively.

CIS year-to-date cost of sales decreased $64.9 million, or 16 percent, from the same period last year, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 250 basis points to 87.7 percent, primarily due to the impact of lower sales volume and unfavorable sales mix, partially offset by cost-reduction and procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $22.5 million and gross margin declined 250 basis points to 12.3 percent.

CIS year-to-date SG&A expenses decreased $3.7 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $5.0 million, partially offset by a $0.6 million unfavorable impact of foreign currency exchange rate changes.

Restructuring expenses during the first nine months of fiscal 2021 increased $3.1 million compared with the prior year and primarily consisted of severance expenses and equipment transfer costs related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income decreased $21.9 million to $3.9 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Building HVAC Systems
	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$68.7	100.0%	$64.9	100.0%	$178.2	100.0%	$169.9	100.0%
Cost of sales	43.0	62.7%	41.8	64.5%	116.3	65.3%	115.4	67.9%
Gross profit	25.7	37.3%	23.1	35.5%	61.9	34.7%	54.5	32.1%
Selling, general and administrative expenses	9.9	14.3%	9.6	14.7%	25.9	14.5%	26.9	15.8%
Operating income	$15.8	23.1%	$13.5	20.8%	$36.0	20.2%	$27.6	16.2%

Comparison of Three Months ended December 31, 2020 and 2019

BHVAC net sales increased $3.8 million, or 6 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to higher sales in the U.S. and the U.K., which both increased approximately $2.0 million.  The higher sales in the U.S. were primarily due to higher sales of heating products, partially offset by lower sales of ventilation products.  The higher sales in the U.K. were primarily due to higher sales of air conditioning and data center cooling products.

BHVAC cost of sales increased $1.2 million, or 3 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 180 basis points to 62.7 percent and was positively impacted by favorable customer pricing and sales mix.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $2.6 million and gross margin improved 180 basis points to 37.3 percent.

SG&A expenses increased $0.3 million from the prior year, yet decreased 40 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including commission expenses.

Operating income of $15.8 million increased $2.3 million during the quarter, primarily due to higher gross profit.

Comparison of Nine Months ended December 31, 2020 and 2019

BHVAC year-to-date net sales increased $8.3 million, or 5 percent, from the same period last year, primarily due to higher sales volume.  Compared with the first nine months of the prior year, sales increased $9.2 million in the U.K. and decreased $0.9 million in the U.S.  The higher sales in the U.K. were primarily due to higher sales of data center products.  The lower sales in the U.S. resulted primarily from the negative impacts of the COVID-19 pandemic and decreased sales of ventilation products, partially offset by higher sales of heating products.

BHVAC year-to-date cost of sales increased $0.9 million from the same period last year.  As a percentage of sales, cost of sales decreased 260 basis points to 65.3 percent and was positively impacted by favorable customer pricing, sales mix and cost-reduction initiatives.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $7.4 million and gross margin improved 260 basis points to 34.7 percent.

BHVAC year-to-date SG&A expenses decreased $1.0 million, or 130 basis points as a percentage of sales, from the prior year.  The decrease in SG&A expenses was primary due to lower travel expenses.

Operating income of $36.0 million increased $8.4 million compared with the same period last year, primarily due to higher gross profit and lower SG&A expenses.

Heavy Duty Equipment
	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$185.6	100.0%	$164.9	100.0%	$474.7	100.0%	$568.5	100.0%
Cost of sales	159.6	86.0%	148.1	89.8%	413.8	87.2%	496.8	87.4%
Gross profit	26.0	14.0%	16.8	10.2%	60.9	12.8%	71.7	12.6%
Selling, general and administrative expenses	13.2	7.1%	12.6	7.7%	35.4	7.4%	42.3	7.4%
Restructuring expenses	-	-	1.4	0.8%	1.9	0.4%	2.2	0.4%
Operating income	$12.8	6.8%	$2.8	1.7%	$23.6	5.0%	$27.2	4.8%

Comparison of Three Months ended December 31, 2020 and 2019

HDE net sales increased $20.7 million, or 13 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to higher sales volume to global off-highway customers.  Sales to off-highway and commercial vehicle customers increased $16.7 million and $3.8 million, respectively.  Geographically, sales increased most significantly in Asia.

HDE cost of sales increased $11.5 million, or 8 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 380 basis points to 86.0 percent and was favorably impacted by the higher sales volume, cost savings from procurement and other cost-reduction initiatives, and, to a lesser extent, improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $9.2 million and gross margin improved 380 basis points to 14.0 percent.

SG&A expenses increased $0.6 million, yet decreased 60 basis points as a percentage of sales, compared with the third quarter of the prior year.  The increase in SG&A expenses was primarily due to environmental charges related to a previously-owned U.S. manufacturing facility, which increased $0.4 million.

Restructuring expenses decreased $1.4 million compared with the third quarter of fiscal 2020, primarily due to lower severance expenses related to targeted headcount reductions.

Operating income of $12.8 million increased $10.0 million during the quarter, primarily due to higher gross profit and lower restructuring expenses.

Comparison of Nine Months ended September 30, 2020 and 2019

HDE year-to-date net sales decreased $93.8 million, or 16 percent, from the same period last year, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic, which were most severe in the Americas and Europe during the first half of the fiscal year.  Sales to commercial vehicle and automotive and light vehicle customers decreased $57.2 million and $15.2 million, respectively.

HDE year-to-date cost of sales decreased $83.0 million, or 17 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales decreased 20 basis points to 87.2 percent.  The significant unfavorable impact of the lower sales volume was more than offset by favorable impacts from improved operating efficiencies and cost savings from procurement and other cost-reduction initiatives.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit decreased $10.8 million and gross margin improved 20 basis points to 12.8 percent.

HDE year-to-date SG&A expenses decreased $6.9 million from the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $6.0 million, and cost-reduction initiatives, including lower travel expenses.

Restructuring expenses during the first nine months of fiscal 2021 totaled $1.9 million, a decrease of $0.3 million compared with the same period last year, and primarily consisted of severance expenses resulting from targeted headcount reductions in North America.

Operating income of $23.6 million decreased $3.6 million compared with the same period last year, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Automotive
	Three months ended December 31,				Nine months ended December 31,
	2020		2019		2020		2019
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$113.9	100.0%	$110.5	100.0%	$285.9	100.0%	$339.8	100.0%
Cost of sales	95.5	83.9%	98.3	89.0%	246.1	86.1%	302.1	88.9%
Gross profit	18.4	16.1%	12.2	11.0%	39.8	13.9%	37.7	11.1%
Selling, general and administrative expenses	8.5	7.4%	11.2	10.2%	25.5	8.9%	33.6	9.9%
Restructuring expenses	0.4	0.4%	0.2	0.2%	0.6	0.2%	2.9	0.8%
Impairment charges	134.4	118.0%	-	-	134.4	47.0%	-	-
Gain on sale of assets	-	-	(0.8)	-0.8%	-	-	(0.8)	-0.2%
Operating (loss) income	$(124.9)	-109.7%	$1.6	1.4%	$(120.7)	-42.2%	$2.0	0.6%

Comparison of Three Months ended December 31, 2020 and 2019

Automotive net sales increased $3.4 million, or 3 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily due to a $6.7 million favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume.  Compared with the prior year, sales increased $3.8 million and $2.0 million in Europe and Asia, respectively, and decreased $2.4 million in the Americas.

Automotive cost of sales decreased $2.8 million, or 3 percent, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021.  As a percentage of sales, cost of sales decreased 510 basis points to 83.9 percent.  Compared with the prior year, cost of sales was favorably impacted by lower depreciation expenses, which decreased approximately $3.0 million, cost savings from procurement and other cost-reduction initiatives, and improved operating efficiencies.  The lower depreciation expenses resulted from the Company ceasing depreciation of the long-lived assets within the liquid-cooled automotive business when it was classified as held for sale in November 2020.  Foreign currency exchange rate changes negatively impacted cost of sales by $5.7 million.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $6.2 million and gross margin improved 510 basis points to 16.1 percent.

SG&A expenses decreased $2.7 million compared with the third quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million.

Restructuring expenses during the third quarter of fiscal 2021 totaled $0.4 million and primarily consisted of severance expenses resulting from targeted headcount reductions in Europe.

Impairment charges during the third quarter of fiscal 2021 totaled $134.4 million and primarily related to assets in the liquid-cooled automotive business.  Upon classifying this business as held for sale during the third quarter, we identified an implied loss in excess of the carrying value of its long-lived assets.  Accordingly, we reduced the liquid-cooled automotive business’s long-lived assets, primarily property, plant and equipment, to zero.

During the third quarter of fiscal 2020, we completed the sale of a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $0.8 million.

The Automotive operating loss of $124.9 million in the third quarter of fiscal 2021, as compared with operating income of $1.6 million in the third quarter of the prior year, was significantly impacted by the large impairment charges associated with the liquid-cooled automotive business and, to a much lesser extent, higher gross profit and lower SG&A expenses.

Comparison of Nine Months ended December 31, 2020 and 2019

Automotive year-to-date net sales decreased $53.9 million, or 16 percent, from the same period last year, primarily due to lower sales volume largely resulting from the impacts of the COVID-19 pandemic, partially offset by a $9.7 million favorable impact of foreign currency exchange rate changes.  Sales in Europe and North America decreased $46.8 million and $13.0 million, respectively.  Sales in Asia increased $5.9 million.

Automotive year-to-date cost of sales decreased $56.0 million, or 19 percent, from the prior year, primarily due to lower sales volume, partially offset by an $8.2 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 280 basis points to 86.1 percent and was favorably impacted by improved operating efficiencies, cost savings from procurement initiatives, and lower depreciation expenses of approximately $4.0 million, partially offset by the unfavorable impact of lower sales volume.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $2.1 million and gross margin improved 280 basis points to 13.9 percent.

Automotive year-to-date SG&A expenses decreased $8.1 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $8.0 million.

Restructuring expenses during the first nine months of fiscal 2021 totaled $0.6 million, a decrease of $2.3 million compared with the same period in the prior year.  The decrease was primarily driven by lower severance expenses in Europe resulting from fewer targeted headcount reductions.

The Automotive operating loss of $120.7 million during the first nine months of fiscal 2021, as compared with operating income of $2.0 million during the same period last year, was significantly impacted by the large impairment charges associated with the liquid-cooled automotive business during the third quarter of fiscal 2021 and, to a much lesser extent, higher gross profit and lower SG&A expenses and restructuring charges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents of $72.9 million as of December 31, 2020, and an available borrowing capacity of $213.6 million under our revolving credit facility.  Given our extensive international operations, approximately $59.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.

In response to the COVID-19 pandemic, we have taken actions to reduce operating and administrative expenses, conserve cash and maximize liquidity.  In addition, as described below, we have focused on reducing our capital expenditures and executed amendments to our primary credit agreements to provide financial covenant flexibility during fiscal 2021 and 2022.  We believe our sources of liquidity, including cash flow from operations, our cash and cash equivalents, and access to both committed and uncommitted credit facilities, will provide sufficient cash flow to meet our obligations during the next twelve months and beyond.  However, we are continuing to monitor the impacts of COVID-19 on our business and the credit and financial markets.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended December 31, 2020 was $146.5 million, which represents a $100.6 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital and lower payments for separation and project costs associated with our review of strategic alternatives for the automotive businesses.  The favorable changes in working capital during the first nine months of fiscal 2021, compared with the same period in the prior year, included lower inventory levels and lower payments for incentive compensation, employee benefits, income taxes and payroll taxes.  In addition, we have deferred payments of U.S. payroll taxes, as permitted by the Coronavirus Aid, Relief and Economic Security Act.  We plan to resume payment of these payroll taxes during the fourth quarter of fiscal 2021.

Capital Expenditures
In response to the economic impacts of the COVID-19 pandemic, we have been focused on reducing our capital expenditures and, where possible, have delayed certain projects and the purchase of certain program-related equipment and tooling in our vehicular businesses.  Capital expenditures of $23.7 million during the first nine months of fiscal 2021 decreased $34.5 million compared with the same period in the prior year.

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

In May 2020, we executed amendments to our primary credit agreements in the U.S. to provide additional covenant flexibility in light of the risks and uncertainties associated with the COVID-19 pandemic.  Under the amended agreements, the leverage ratio covenant limit has been temporarily raised.  The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, in relation to our consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The leverage ratio covenant limit is 5.75 to 1 for the fourth quarter of fiscal 2021.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

As of December 31, 2020, we were in compliance with our debt covenants; our leverage ratio and interest coverage ratio were 1.9 and 8.7, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2021, fiscal 2022 and beyond.

Share Repurchase Program
On November 5, 2020, we announced our Board of Directors approved a two-year, $50.0 million share repurchase program, which allows us to repurchase shares of our common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as we deem appropriate.  To date, we have not repurchased shares under this program.  Our decision whether and to what extent to repurchase shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

•
Costs and other effects of the investigation and remediation of environmental contamination, particularly when related to the actions or inactions of others and/or facilities over which we have no control;

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

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for Modine’s current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

*2.1	Securities and Asset Purchase Agreement, dated as of November 2, 2020, by and between the Company and Dana Incorporated	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated November 2, 2020

10.1	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Mr. Brinker		X

10.2	Form of Make-Whole RSU Award Agreement with Neil Brinker		X

10.3	Form of Make-Whole Performance Cash Award Agreement with Neil Brinker		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

* Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they are not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: February 5, 2021

* Executing as both the principal financial officer and a duly authorized officer of the Company