Form 10-K
period 2021-03-31
MODINE MANUFACTURING CO
filed 2021-05-27
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Approximately 98 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $313 million based upon the market price of $6.25 per share on September 30, 2020, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,626,626 at May 21, 2021.

An Exhibit Index appears at pages 92-94 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I
ITEM 1.   BUSINESS.

Modine Manufacturing Company specializes in providing innovative thermal management solutions to diversified global markets and customers.  We are a global leader in thermal management technology and solutions for sale into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  Our primary product groups include i) heating, ventilation and air conditioning; ii) coils, coolers, and coatings; and iii) powertrain cooling and engine cooling.  Our primary customers across the globe include:

-	Heating, ventilation and cooling OEMs;
-	Construction architects and contractors;
-	Wholesalers of heating equipment;
-	Agricultural, industrial and construction equipment OEMs;
-	Commercial and industrial equipment OEMs; and
-	Automobile, truck, bus, and specialty vehicle OEMs.

We focus our development efforts on solutions that meet the ever-increasing heat transfer needs of our customers.  Our products and systems are aimed at solving complex heat transfer challenges requiring effective thermal management.  Typical customer and market demands include products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as they work to ensure compliance with increasingly stringent global emissions, fuel economy and energy efficiency requirements.  Our heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring highly-valued, customized solutions to our customers.

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

Business Strategy and Results

We thrive on innovation and use our thermal management expertise to design products that better the world.  From improving indoor air quality to increasing energy efficiency of data centers to lowering harmful vehicular emissions, our businesses design quality systems and products to enable our customers to operate in the ever-changing global marketplace.

Fiscal 2021 presented challenges, largely driven by the COVID-19 pandemic.  Since the onset of the pandemic, our top priorities have been, and continue to be, the health and overall well-being of our employees and delivering quality products and services to our customers.  COVID-19 has broadly impacted the global economy and our key end markets.  Our businesses were most severely impacted during the first quarter of fiscal 2021.  In response, we swiftly implemented cost-saving actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  We withdrew most of these cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered.

Despite the challenges, we ended the year in a position of strength.  By the end of fiscal 2021, we had reached agreements to sell both the liquid- and air-cooled automotive businesses in separate transactions.  These sale agreements represent significant progress towards our strategic exit of our Automotive segment businesses. The sale of the air-cooled automotive business closed in April 2021. The sale of the liquid-cooled automotive business is subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions. We are currently working with the buyer through the regulatory approval process. At this time, we are not able to estimate the ultimate impact of the regulatory approval process or the closing date for this transaction. We also completed the transition to our new President and Chief Executive Officer (“CEO”), Neil D. Brinker. Under Mr. Brinker’s leadership, our teams are energized in implementing an 80/20 strategy to examine our business using data analytics in order to focus our resources on products and markets with the highest growth and best returns.

During fiscal 2021, our consolidated net sales were $1.81 billion, an 8 percent decrease from $1.98 billion in fiscal 2020.  This decrease was primarily due to lower sales in our Commercial and Industrial Solutions (“CIS”), Heavy-Duty Equipment (“HDE”), and Automotive segments, largely driven by impacts of the COVID-19 pandemic.  Our Building HVAC Systems (“BHVAC”) segment sales increased 9 percent compared with the prior year.  Our operating loss of $98 million in fiscal 2021 was primarily due to $167 million of impairment charges recorded in the Automotive segment, partially offset by lower selling, general and administrative (“SG&A”) expenses, which benefitted from lower project costs associated with our strategic exit of the automotive businesses and cost-reduction initiatives in response to COVID-19.

Our top five customers are in the commercial vehicle, off-highway and automotive and light vehicle markets and our ten largest customers accounted for 43 percent of our fiscal 2021 sales.  In fiscal 2021, 63 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2020, 59 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2019, 58 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 6 percent generated by exports from the U.S.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2021	Fiscal 2020
Commercial HVAC&R	33%	32%
Automotive	25%	26%
Commercial vehicle	15%	16%
Off-highway	15%	13%
Data center cooling	6%	8%
Industrial cooling	3%	2%
Other	3%	3%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R products, some of which are divisions of larger companies.  The markets for our products continue to be very dynamic.  Our traditional OEM customers are faced with dramatically increased international competition and have expanded their global manufacturing footprints to compete in local markets.  In addition, consolidation within the supply base and vertical integration have introduced new or restructured competitors to our markets.  Some of these market changes have caused us to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  As a result, we continue to optimize our geographic footprint to provide more flexibility to serve our customers around the globe.  Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

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

Effective April 1, 2020, we began managing our automotive business separate from the previously-reported Vehicular Thermal Solutions (“VTS”) segment.  The other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, are being managed as the HDE segment.

Our Industrial Businesses

Building HVAC Systems Segment

Market Overview
In North America, the heating market experienced modest growth in fiscal 2021.  The ventilation markets, driven by new construction and renovations, were negatively impacted by COVID-19, especially within the hospitality sectors.  In fiscal 2022, we expect continued modest growth in the North American heating markets.  We also expect strong growth in the North American ventilation markets, largely driven by an increased focus on and available federal and local funding for ventilation improvements by school and healthcare systems as a result of the COVID-19 pandemic.

Our businesses in the United Kingdom (“U.K.”) serve ventilation, air conditioning and data center markets in the U.K., mainland Europe, the Middle East, Far East and Africa.  In fiscal 2021, the data center market experienced strong growth, including heightened demand from increasing reliance on virtual capabilities resulting from stay-at-home edicts.  We expect increasing reliance on digital technologies, specifically colocation and cloud usage, to drive continued strong growth in the data center markets in the U.K. and Europe in fiscal 2022.  The ventilation and air conditioning markets served by our U.K. business saw some softness in fiscal 2021 due to COVID-19, similar to the North American markets.  We expect these markets will exhibit moderate growth in fiscal 2022.  Looking forward, we expect that European legislation, designed to increase equipment efficiency and reduce the use of high global warming potential refrigerants, will result in customer buying pattern shifts over the next few years, as HVAC equipment providers shift products towards more efficient and environmentally-friendly alternatives.  While future impacts associated with the COVID-19 pandemic are currently uncertain, we expect commercial investment, construction market activity, and energy efficiency legislation will drive increased demand in the ventilation and air conditioning markets in the years to come.

Products
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

Customers
Mechanical contractors; HVAC wholesalers; installers; and end users in a variety of commercial and industrial applications, including data center management, including colocation and cloud providers, banking and finance, education, hospitality, telecommunications, entertainment arenas, hotels, restaurants, hospitals, warehousing, manufacturing, and food and beverage processing.

Primary Competitors
Lennox International Inc (ADP); Reznor (Nortek Global HVAC); Sterling (Mestek Inc.); Vertiv (formerly Emerson Electric Company (Liebert)); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); System Air (ChangeAir); Trane Technologies; Bard Manufacturing; Greenheck (Greenheck and Valent); and Aaon, Inc.

Commercial and Industrial Solutions Segment

Market Overview
With the exception of the data center market, the primary markets served by our CIS segment were negatively impacted by the COVID-19 pandemic during fiscal 2021.  The HVAC&R and industrial cooling markets were most severely impacted early in our fiscal year and have been recovering since.  We expect most markets will continue to recover in fiscal 2022, with stronger recovery expected in the second half of the fiscal year.

Beyond the COVID-19 pandemic, trends influencing the primary CIS markets include refrigerant substitution, data usage and storage demand, and energy efficiency requirements, all of which are expected to benefit the commercial HVAC&R and data center markets.  We also expect that global population growth will drive changes in food consumption and food chain cooling demand trends and general increases in global trade will drive investments in refrigeration infrastructure.  Demand for more efficient HVAC&R systems in buildings and processes is driven by more stringent energy efficiency regulations.  In addition, regulatory bodies are imposing stricter guidelines aimed at reducing carbon footprint and demand is growing for data center cooling and on-site power backup capabilities, both of which we expect will drive growth in the data center market.

Products
Coils (microchannel, heat recovery and round tube plate fin); coolers (unit coolers, remote condensers, fluid coolers, transformer oil coolers and brine coolers); and coatings to protect against corrosion.

Customers
Commercial and industrial equipment manufacturers; distributors, contractors, and end users in a variety of commercial and industrial applications, including commercial and residential HVAC, mobile air conditioning, refrigeration, data center management, and precision and industrial cooling.

Primary Competitors
Kelvion Holding GmbH; Alfa-Laval AB; LU-VE S.p.A; Lennox International, Inc.; Super Radiator Coils; DunAn Precision Manufacturing, Inc.; and Guntner GmbH & Co. KG.

Our Vehicular Businesses

Heavy Duty Equipment and Automotive Segments

Geographically, we have a strong presence in the vehicular markets within the U.S., Mexico, Brazil, Europe, India, China, and South Korea.  We leverage our global organizational structure and expertise to solve our customers’ technical challenges.  Our customers value our technical support presence in all regions, our extensive product portfolio, and our ability to provide them with global standard designs.

Vehicular OEMs often expect cost reductions from suppliers while requiring a consistent level of quality.  In addition, OEMs often seek new technology solutions at low prices for their thermal management needs.  In general, this creates challenges for us and the entire supply base, but also provides an opportunity for suppliers, like Modine, who develop innovative solutions at a competitive cost.

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

The following summarizes the primary vehicular markets we serve:

Commercial Vehicle

Market Overview
During fiscal 2021, the North American and European commercial vehicle markets, particularly for heavy- and medium-duty trucks, were negatively impacted by the COVID-19 pandemic.  The most severe impacts occurred early in fiscal 2021 and these commercial vehicle markets have been recovering since.  While future impacts associated with the COVID-19 pandemic are uncertain, we expect these markets will continue to recover and exhibit strong growth during fiscal 2022.  We expect the Asian commercial vehicle markets will experience growth during the first part of fiscal 2022; however, we anticipate there may be some cyclical market weakness during the second half of fiscal 2022.

Beyond the COVID-19 pandemic, trends influencing the commercial and specialty vehicle markets include the continued need by commercial vehicle manufacturers to meet increasingly stringent emissions and fuel consumption requirements in all regions of the world.  For example, Modine has realized incremental business in Asia as China 6 and Bharat Stage 6 regulations have been implemented in China and India, respectively.  Additionally, truck and bus manufacturers are developing and bringing to market alternative powertrains, including battery electric, waste heat recovery, fuel cells, and other hydrogen-based technologies aimed at improving vehicle efficiency and reducing carbon footprint.  These trends are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products and systems.  We are active in these developments with numerous customers – both traditional OEM’s and start-up companies – on vehicles that cover the full range of commercial vehicle applications from last-mile to Class 8 trucks.  We are well positioned to support these changes.

Products
Powertrain cooling (engine cooling modules, radiators, charge air coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); auxiliary cooling (transmission and retarder oil coolers and power steering coolers); and complete battery thermal management systems and electronics cooling packages.

Customers
Commercial, medium- and heavy-duty truck and engine manufacturers; and bus and specialty vehicle manufacturers.

Primary Competitors
Mahle; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Off-Highway

Market Overview
Overall, global off-highway markets were relatively flat in fiscal 2021.  The North and South American off-highway markets, including agricultural, construction, and mining markets, were negatively impacted by the COVID-19 pandemic.  The most severe COVID-19 impacts occurred early in fiscal 2021 and were followed by strong recovery in the second half of fiscal 2021.  While future impacts associated with the COVID-19 pandemic are uncertain, we expect strong growth in the Americas and in European off-highway markets during fiscal 2022, particularly in the first half of the fiscal year.  We expect the Asian off-highway markets will experience slight declines in fiscal 2022, primarily due to cyclicality of the markets and lower government spending in China.

We expect wide-scale adoption of alternative powertrains will happen more gradually in the off-highway markets compared with commercial vehicle markets.  However, there are several off-highway customers and applications that are currently active in developing and bringing this technology to market.  We are actively engaged with them and see additional opportunities in the future.

Products
Powertrain cooling (engine cooling modules, radiators, condensers, charge air coolers, fuel coolers and oil coolers); auxiliary cooling (power steering coolers and transmission oil coolers); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and complete battery thermal management systems and electronics cooling packages.

Customers
Construction, agricultural, and mining equipment and engine manufacturers, and industrial manufacturers of material handling equipment, generator sets and compressors.

Primary Competitors
Adams Thermal Systems Inc.; AKG Group; Denso Corporation; Zhejiang Yinlun Machinery Co., Ltd.; ThermaSys Corp.; T. Rad Co. Ltd.; Haesong Engineering Co., Ltd.; Mahle Industrial Thermal Systems; and RAAL.

Automotive and Light Vehicle

Market Overview
The North American and European automotive and light vehicle markets declined during fiscal 2021, primarily driven by the negative impacts of the COVID-19 pandemic.  The most severe impacts occurred early in fiscal 2021 and these markets have been recovering since.  While future impacts associated with the COVID-19 pandemic are uncertain, we expect these markets will continue to recover and exhibit growth during fiscal 2022.  The automotive market in China experienced modest growth during fiscal 2021; we expect slight declines in the Chinese automotive market in fiscal 2022, primarily due to market cyclicality.  Overall, we expect longer-term growth of the global automotive market will be supported by tightening of emissions standards, in-vehicle technology enhancements and growth in emerging markets.

Products
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

Primary Competitors
Mahle; Dana Corporation; UFI Filters; Denso Corporation; Hanon Systems; BorgWarner; Valeo SA; and Zhejiang Yinlun Machinery Co., Ltd

Geographical Areas

We maintain administrative organizations in all key geographical regions to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States Mexico	Brazil	Belgium Germany Hungary Italy Netherlands Serbia Spain Sweden United Kingdom	China India South Korea	United Arab Emirates

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and commercial, industrial and building HVAC&R products similar to those produced in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent, 7 percent and 6 percent in fiscal 2021, 2020, and 2019, respectively.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global commercial, industrial and building HVAC&R and vehicular markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated, accounted for 43 percent of our consolidated net sales in fiscal 2021.  In fiscal 2021 and 2020, Daimler AG accounted for 10 percent or more of our sales.  In fiscal 2019, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.

Our top customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, commercial air conditioning and refrigeration markets.  Our top customers, listed alphabetically, include: Carrier; Caterpillar; Daimler AG (including Daimler Trucks, Detroit Diesel, Mercedes-Benz, and Western Star Trucks); Deere & Company; Navistar (including MWM International); Stallantis (including Chrysler, CNH, Fiat, Iveco, PSA-Peugeot-Citroen, and VM Motori); Trane Technologies; Volkswagen AG (including Audi, MAN, Porsche, and Scania); AB Volvo (including Mack Trucks and Renault Trucks); and ZF Friedrichshafen AG.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling our expected sales volume in fiscal 2022 and beyond.

Raw Materials

We purchase aluminum, nickel and steel from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is concentrated between two global suppliers, with other suppliers qualified and supplying lesser amounts to mitigate risk.  While our suppliers may become constrained due to global demand, we typically do not experience raw material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  We typically adjust metals pricing with our raw material suppliers on a monthly basis and our major fabricated component suppliers on a quarterly basis.  When possible, we have included provisions within our long-term customer contracts which provide for adjustments to customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  When applicable, however, these contract provisions are typically limited to the underlying cost of the material based upon the London Metal Exchange, and do not include related premiums or fabrication costs.  In addition, there can often be a three-month to one-year lag until the time that the price adjustments take effect.

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

Research and Development

We remain committed to our vision of creating value through technology and innovation.  We focus our engineering and R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the commercial, industrial, and building HVAC&R and commercial vehicle, construction, agricultural, powersports and automotive and light vehicle markets.  Our products and systems are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent global emissions and energy efficiency requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $46 million, $60 million, and $70 million in fiscal 2021, 2020, and 2019, respectively.  As a percentage of our consolidated net sales, we have spent approximately 3 percent on R&D in each of the last three years.  This level of investment reflects our continued commitment to R&D in an ever-changing marketplace.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include refrigerant heat exchangers, EGR technology, oil coolers, charge air coolers, and battery thermal management systems for the residential and commercial energy storage, commercial vehicle, agriculture, construction, and automotive and light vehicle markets, which enable our customers to meet more stringent emission and energy efficiency standards.  Most of our current R&D activities are focused on internal development in the areas of building HVAC, commercial and industrial thermal management products and powertrain and engine cooling.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System and executing the Modine Quality Strategy.

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

Our Global Modine Management System focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.  We drive sustainable and systematic continuous improvement throughout our company by utilizing the principles, processes and behaviors that are related to the Global Modine Management System.

To ensure future quality, we continue to execute the Modine Quality Strategy, which focuses on people, process, performance, quality engineering and the Global Modine Management System.

Environmental Matters

We are committed to preventing pollution, eliminating waste and reducing environmental risks and employ waste management programs to advance our environmental stewardship and minimize our environmental footprint.  The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

We are focused on reducing both our energy and water usage and have empowered each of our global facilities to create and carry out action plans that will contribute to our company-wide reduction goals.  Examples of steps we are taking to meet these goals include the installation of more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

We are committed to continuously driving energy efficiency across our product portfolio, reflecting our sense of environmental responsibility.  For our data center customers, we are focused on designing and providing cooling solutions that reduce both electrical and water usage.  We are also shifting our product portfolios in our industrial businesses toward lower-emission propellants and refrigerants that greatly reduce the environmental impact and enhance energy efficiency for our customers’ heating and cooling systems.  In addition, we are focusing on reducing energy use by recycling waste heat produced from air conditioning systems.  Lastly, products in our vehicular businesses include oil, charge-air, and exhaust gas recirculation (ERG) coolers, radiators, air conditioning condensers, and battery thermal management systems for cars, trucks, buses, specialty vehicles, and off-highway equipment.  These products allow both internal combustion and electric vehicle systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans.  We continue to focus on component design and development to improve fuel efficiency and reduce overall energy consumption, while still providing the vehicle performance that our customers expect.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Liabilities for environmental investigative work and remediation at sites in the U.S. and abroad totaled $16 million at March 31, 2021.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality.  Both our BHVAC and CIS segments experience some seasonality, as demand for HVAC&R products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  Sales volume within the BHVAC segment is generally stronger in our second and third fiscal quarters, corresponding with demand for heating products.  We generally expect sales volume within our CIS segment to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere.  Sales to vehicular OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shutdowns and our third fiscal quarter is affected by holiday schedules.

Working Capital

We manufacture products for the majority of customers in our CIS, HDE, and Automotive segments on an as-ordered basis, which makes large inventories of finished products unnecessary.  In Brazil, within our HDE segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  In our BHVAC segment, we maintain varying levels of finished goods inventory due to seasonal demand and the timing of sales programs.  We have not experienced a significant number of returned products within any of our operating segments.

Human Capital Resource Management

As of March 31, 2021, we employed approximately 10,900 persons worldwide.

We recognize that our continued success is a direct result of the quality of our people.  As such, we strive to be an employer of choice in every community in which we operate.  We do this by fostering a fair, respectful, and safe work environment for our people in alignment with our core values.

We have identified priorities that we believe are essential to attract, develop and retain highly-qualified talent.  These include, among others, i) providing career development programs; ii) promoting health and safety; iii) fostering diversity and inclusion in the workplace; and iv) providing competitive compensation and benefits.

Workforce Development
Our operations require expertise across a wide range of disciplines, from engineering and manufacturing to accounting and finance and information technology.  Both our human resources team at our corporate headquarters and our local facility managers work to hire talented individuals who align with our values.

All of our new employees go through a comprehensive onboarding program with their managers to ensure proper training is provided to succeed in their respective roles.  We encourage our employees to grow their skills through both internal and external training programs.

We are committed to growing our employees’ capabilities.  Through our annual Performance and Development Process (“PDP”), we provide all salaried employees with a consistent, structured development and performance review experience.  The PDP provides employees with a development pathway that focuses on both annual performance goals and longer-term career development.  In addition, we perform strategic talent reviews and succession planning on a regular cadence.

Health and Safety
The health and safety of our employees is paramount to us.  In response to the COVID-19 pandemic, we have taken steps at all of our global locations to limit the risk of exposure.  These actions have included increasing the spacing between work stations, rotating or splitting shifts to reduce the number of employees in our plants, providing additional personal protective equipment as necessary, removing chairs from cafeterias to improve social distancing, providing communication on personal hygiene best practices, implementing additional cleansing and sanitizing processes in critical areas, and establishing programs allowing employees to work from home where possible, which are helping to protect both those employees who are working remotely and those who remain in our facilities.

We employ a behavior-based safety program which proactively seeks to correct at-risk behaviors while positively reinforcing safe behaviors.  We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 3.3 in 2019.  During fiscal 2021, we recorded an RIR of 1.24, well below the manufacturing sector average.

Diversity and Inclusion
We are committed to a diverse workforce, founded on respect and value for people of different backgrounds, experiences, and perspectives.  Incorporating diverse talent and fostering an inclusive workforce is a key focus of our talent management strategy.  We track and focus on indicators of diversity and inclusion across our global operations.  These indicators include the number of women in supervisory roles and minority new hires in the U.S.

Competitive Compensation and Benefits
We offer our employees competitive compensation and comprehensive benefit packages.  We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located.  We believe that our compensation and employee benefits are competitive and allow us to attract and retain talent throughout our organization.

Available Information
Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents, among others:

-	Code of Conduct, which is applicable to all Modine directors and employees, including the principal executive officer, the principal financial officer, and the principal accounting officer;
-	Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Human Capital and Compensation Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

ITEM 1A.   RISK FACTORS.

In the ordinary course of our business, we face various market, operational, strategic, financial and general risks.  These risks could have a material impact on our business, financial condition, and results of operations.  Please consider each of the risks described below, along with other information contained in this Annual Report on Form 10-K, when making any investment decisions with respect to our securities.

Our Enterprise Risk Management process seeks to identify and address material risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, while preserving and enhancing shareholder value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could adversely affect us and cause our financial results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

COVID-19 Pandemic and Future Public Health Crises

The ongoing COVID-19 pandemic, and any future widespread outbreak of an illness or other public health threat, could adversely affect our business, financial position, results of operations and cash flows.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, we experienced significant impacts on our operations.  Local government requirements or customer shutdowns caused us to suspend production at many of our manufacturing facilities around the world in March and April 2020.  All of the temporarily-closed facilities reopened in the first or second quarter of fiscal 2021 and have generally returned to more normal production levels.  However, since reopening, production at certain of our manufacturing facilities has been negatively affected at times by employee absences related to COVID-19.

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

Likewise, an outbreak of a disease or public health threat in the future could create economic and financial disruptions and adversely affect our businesses around the world.  Potential impacts of the COVID-19 pandemic and any future epidemics, pandemics, or other health crises include, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a lack in the ability of our customers to pay us; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing.

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

Fluctuations in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations.

Increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs and inflation, could have a significant adverse effect on our results of operations.  In the short-term, our ability to adjust for cost increases is limited when prices are fixed for current orders.  In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations.  With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for adjustments to customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment.  To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource.  For example, the COVID-19 pandemic and other factors have contributed to a global shortage of semiconductor chips, which has negatively impacted automotive and other markets, and in turn, order levels for certain products we provide to our automotive customers.  In addition, recent storms in Texas intensified already-constrained resin supply and, as a result, we experienced delays due to our suppliers’ inability to procure critical materials used in the production of certain of our products.  If such shortages continue or worsen, or if we were to experience significant or prolonged shortages of any critical components or materials from our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and we would miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Our net sales and profitability could be adversely affected from business losses or declines with major customers.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  In certain of our businesses, a large portion of sales are attributable to a relatively small number of customers.  In our vehicular businesses, the failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex vehicular components, it may be difficult in the short term for us to obtain new sales to replace any unexpected decline in sales of existing products.  The loss of a major customer in any of our businesses, the loss of business with respect to one or more of the vehicle models that use our vehicular products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

Continual customer pressure to absorb costs adversely affects our profitability.

Vehicular customers often request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the product.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched, or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our results of operations.

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

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  In fiscal 2021, 58 percent of our sales were generated from non-U.S. operations.  Consequently, our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic conditions, public health crises, including the ongoing COVID-19 pandemic, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, the continuing uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit”), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico, or buy raw materials, such as China, could have a material adverse effect on our results of operations.  In addition, compliance with multiple and often conflicting laws and regulations of various countries can be challenging and expensive.

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

In recent years, we have engaged in various restructuring activities in our CIS, HDE and Automotive segments in order to optimize our manufacturing footprint and cost structure.  These restructuring activities have included targeted headcount reductions that support our objective of reducing operational and SG&A cost structures and the consolidation and/or closure of manufacturing facilities in North America, Europe and Asia.  In addition, we continue to focus on reducing costs for materials and services through targeted adjustments and negotiations with our supply base.  Our successful execution of these initiatives, and our ability to identify and execute future opportunities to optimize our cost structures, is critical to enable us to establish a cost environment that will increase and sustain our long-term competitiveness.  Any failure to do so could, in turn, adversely affect our results of operations and financial condition.

Challenges of Program Launches

We continue to launch a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We spend significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity, particularly within our HDE segment, we must appropriately manage these launches and deploy our operational and administrative resources to take advantage of the resulting increase in our business.  If we do not successfully launch new products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations.

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

In the event our products fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products.  Many of our vehicular customers offer extended warranty protection for their vehicles and require their supply base to extend warranty coverage as well.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business, results of operations, financial condition and reputation.

C.	STRATEGIC RISKS

Business Exit Strategy

The optimization of our company’s future profitability depends, in part, upon the success of our evaluation of strategic alternatives for our Automotive segment’s business operations.

We previously disclosed our evaluation of strategic alternatives for the businesses within our Automotive segment. As of March 31, 2021, we classified the liquid- and air-cooled automotive businesses within the Automotive segment as held for sale on our consolidated balance sheet. The sale of the air-cooled automotive business to Schmid Metall GmbH closed on April 30, 2021. The sale of the liquid-cooled automotive business to Dana Incorporated is subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions. There can be no assurance that the pending sale will be consummated.

We are also evaluating strategic alternatives for the other Automotive segment business operations and are committed to exiting this business in a manner that is in the best interest of our shareholders.  It is possible that our exit strategy may ultimately include winding-down or closing the remaining business operations within the Automotive segment.

If our evaluation process does not result in the successful consummation of strategic alternatives, or if we are otherwise unable through such consummation to realize our goals for the Automotive segment, we may not be able to optimize our future profitability, which could adversely affect our results of operations and financial condition.

Growth Strategies
Inability to identify and execute on growth opportunities may adversely impact our business and operating results.

We are pursuing growth, through both organic and inorganic opportunities.  Under our new CEO’s leadership, we are implementing a new strategy, which we refer to as our “80/20 strategy,” to examine our businesses using data analytics in order to focus our resources on products and markets with the highest growth and best returns.  In addition, we will continue to review our business portfolio and pursue acquisitions to accelerate growth.  If we are unable to successfully implement the 80/20 strategy, we may not achieve the financial or operational successes anticipated.  In addition, there can be no assurance we will be able to identify attractive acquisition targets and/or organic growth opportunities.  If we are unable to successfully complete acquisitions and execute on organic opportunities in the future, our growth may be limited.  In addition, future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Our indebtedness may limit our use of cash flow to support operating, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

As of March 31, 2021, we had total outstanding indebtedness of $340 million, of which $5 million was classified as held for sale on our consolidated balance sheet.  Our indebtedness and related debt service obligations (i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

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

Our revolving credit facility and current term loans utilize LIBOR to set the interest rate on outstanding borrowings.  The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR.  On November 30, 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced a consultation on the extension of most tenors of USD LIBOR until June 2023.  The proposed extension would not apply to the rate’s other denominations, including the euro.  Meanwhile, U.S. banking regulators have advised that most USD LIBOR originations should end no later than 2021 and it is expected that LIBOR may be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities.  It is currently uncertain whether SOFR or other alternative reference rates will attain market acceptance as replacements for LIBOR.  As a result, it is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates.  Should a suitable replacement for LIBOR not be available, however, the rates under our variable rate indebtedness could increase and access to capital could be limited.

Market trends and regulatory requirements may require additional funding for our pension plans.

Our defined benefit pension plans in the U.S. are frozen to new participants.  Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability totaling $41 million as of March 31, 2021.  During fiscal 2022, we anticipate making funding contributions totaling $13 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate assumptions, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $271 million at March 31, 2021.  We perform goodwill impairment tests annually, as of March 31, or more frequently if business events or other conditions exist that require a more frequent evaluation.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.

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

President Biden recently unveiled a new infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21 percent to 28 percent as part of a package of tax reforms to help fund the spending proposals in the plan. The proposed infrastructure plan is in the early stages of the legislative process but is expected to proceed this year due to the Democratic Party’s majority in both houses of Congress.  If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

In addition, as of March 31, 2021, our net deferred tax assets totaled $19 million.  Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed.  This determination involves judgement and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could have a material adverse effect on our results of operations and financial condition.

E.	GENERAL RISKS

Customers and Markets

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

We own and license significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets.  Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve.  As we maintain or expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite our efforts to protect them.  Developments or assertions by or against us relating to intellectual property rights could adversely affect our business and results of operations.

Attracting and Retaining Talent

Our continued success is dependent on being able to attract, develop and retain qualified personnel.

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel in managerial, leadership and administrative functions.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives.  Difficulty attracting, developing, and retaining qualified personnel, particularly in light of tight global labor markets, could adversely affect our business and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities located in the U.S. and in multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and tooling facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Grenada, Mississippi; Leeds, United Kingdom; Pocenia, Italy; Guadalajara, Spain; Bonlanden, Germany; Söderköping, Sweden; Sao Paulo, Brazil; Changzhou, China; and Chennai, India.

The following table summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2021.

	Americas	Europe	Asia	Total
BHVAC	2	3	-	5
CIS	9	7	1	17
HDE	6	2	4	12
Automotive	1	6	2	9
Total manufacturing facilities	18	18	7	43

Of the facilities summarized in the table above, 22 include leased manufacturing space.  We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and our needs.

ITEM 3.   LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2021), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	52	Vice President, Human Resources (October 2012 – Present).
Neil D. Brinker	45
President and Chief Executive Officer (December 2020 – Present).  Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. after serving as its Executive Vice President and Chief Operating Officer.  Prior to joining Advanced Energy Industries, Inc, Mr. Brinker served as a Group President at IDEX Corporation.

Joel T. Casterton	49	Vice President, Heavy Duty Equipment (April 2020 – Present); previously Vice President, Vehicular Thermal Solutions and Director – Global Program Management and Quality for the Company.
Michael B. Lucareli	52	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company.
Matthew J. McBurney	51
Vice President, Building HVAC (February 2021 – Present); previously Vice President, Building HVAC and Corporate Strategy, Vice President, Strategic Planning and Development; and Vice President, Commercial and Industrial Solutions Integration for the Company.

Scott A. Miller	56
Vice President, Commercial and Industrial Solutions (January 2021 – Present); previously Vice President, Global Coils and Coolers; Vice President, Building HVAC; and Managing Director – Global Operations for the Company.

Sylvia A. Stein	54
Vice President, General Counsel, Secretary and Chief Compliance Officer (February 2020 – Present); previously Vice President, General Counsel and Corporate Secretary for the Company.  Prior to joining Modine, Ms. Stein served as the Associate General Counsel, Marketing & Regulatory at the Kraft Heinz Foods Company.

Executive Officer positions are designated in our Bylaws and the persons holding these positions are elected annually by the Board, generally at its first meeting after the annual meeting of shareholders in July of each year.  In addition, the Human Capital and Compensation Committee of the Board may recommend and the Board of Directors may approve promotions and other actions with regard to executive officers at any time during the fiscal year.

There are no family relationships among the executive officers and directors.  All of the executive officers of Modine have been employed by us in various capacities during the last five years with the exception of Mr. Brinker and Ms. Stein, who joined in December 2020 and January 2018, respectively, whose business experience during the last five years is described above.

There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2021, shareholders of record numbered 2,220.

We did not pay dividends during fiscal 2021 or 2020.  Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2022.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2021	_______	_______	_______	$50,000,000

February 1 – February 28, 2021	8,816 (b)	$14.52	_______	$50,000,000

March 1 – March 31, 2021	7,088 (b)	$15.25	_______	$50,000,000

Total	15,904 (b)	$14.85	_______

(a)
Effective November 5, 2020, the Board of Directors approved a two-year, $50.0 million share repurchase program, which allows the Company to repurchase Modine common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as the authorized officers of the Company deem appropriate.

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

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2016	2017	2018	2019	2020	2021
Modine Manufacturing Company	$100	$110.81	$192.10	$125.98	$29.52	$134.15
Russell 2000 Index	100	126.22	141.10	143.99	109.45	213.26
S&P MidCap 400 Industrials Index	100	124.60	145.10	146.90	119.46	224.07

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a global leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 16 countries, and employ approximately 10,900 persons worldwide.

Our primary product groups include i) heating, ventilation and air conditioning; ii) coils, coolers, and coatings; and iii) powertrain cooling and engine cooling.  We provide our thermal management technology and solutions to a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration markets.  In addition, our products are used in on- and off-highway original-equipment vehicular applications.

Company Strategy

Fiscal 2021 presented challenges, including business disruptions and market weakness spurred by the COVID-19 pandemic.  Since the onset of the pandemic, our top priorities have been, and continue to be, the health and overall well-being of our employees and delivering quality products and services to our customers.  COVID-19 has broadly impacted the global economy and our key end markets.  Our businesses were most severely impacted during the first quarter of fiscal 2021.  In response, we swiftly implemented cost-saving actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  We withdrew most of these cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered.

We met the challenges presented by the COVID-19 pandemic head on and ended the year in a position of strength. By the end of fiscal 2021, we had reached separate agreements to sell the liquid- and air-cooled automotive businesses. These sale agreements represent significant progress toward our strategy of exiting the Automotive segment businesses. The sale of the air-cooled automotive business closed in April 2021 and the sale of the liquid-cooled automotive business is subject to the receipt of governmental and third-party approvals. We also completed the transition to our new President and Chief Executive Officer (“CEO”), Neil D. Brinker.

Under new leadership, our teams are energized in implementing an “80/20 strategy” in order to focus our resources on products and markets with the highest growth and best returns.  We are in the early stages of implementing this new strategy and are in process of examining our customer base and product portfolio by end market to identify areas of our business that we should focus more of our resources, and also areas that we should emphasize less in the future. We see opportunities to grow our businesses and are particularly focused on expanding our presence in and increasing sales to the data center and ventilation markets.  We expect continued growth in the data center market related to cloud storage, digitalization and the internet of things.  We also see opportunities in the ventilation market, as the COVID-19 pandemic has highlighted the need for improved indoor air quality.  In addition, we are engaged with truck and bus manufacturers on solutions for alternative powertrains, including battery electric.

Development of New Products and Technology

Our ability to develop new products and technologies based upon our building block methodology for new and emerging markets is one of our competitive strengths.  Under this methodology, we focus on creating core technologies that form the basis for multiple products and product lines across multiple business segments.  Each of our business segments have a strong heritage of new product development, and our entire global technology organization benefits from mutual strengths.  We own four global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin, Grenada, Mississippi, Pocenia, Italy and Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a strength valued by our customers.

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  We will continue to pursue organic- and external-growth opportunities, particularly to grow our global, market leading positions in our industrial businesses.  In particular, we are focused on expanding our presence in the data center market.  We are bringing together the full systems capability and established roots of our BHVAC segment in the data center space with the global manufacturing expertise and customer relationships within CIS.  We are also redesigning our organizational structure to reduce complexity and to be better aligned with the markets we serve, with general managers who will be both empowered to make decisions and held accountable for results.

Operational and Financial Discipline

We operate in a dynamic, global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The nature of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In order to optimize our cost structure and improve efficiency of our operations, we have executed restructuring activities in our CIS, HDE, and Automotive segments during recent years.  We have also refined our approach to the data center market by aligning the resources and capabilities of our data center businesses to increase our speed to market.  In addition, as costs for materials and purchased parts may rise from time to time due to increases in commodity prices, we seek low-cost sourcing, when appropriate, and enter into contracts with some of our customers that provide for commodity price adjustments, on a lag basis.

We are implementing an 80/20 methodology, intended to better focus our resources on products and markets that offer the highest growth and best returns.  We are using data analytics to examine our businesses by end-market to determine  areas of our business that we should focus more of our resources, and also areas that we should emphasize less in the future.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2021 was based upon two performance goals: growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”); and a cash flow margin metric.  These performance goals drive alignment of management and shareholders’ interests in both our earnings growth and cash flow targets.  In addition, we provide a long-term incentive compensation plan for officers and certain key employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock awards, stock options, and performance-based stock or cash awards.  The performance-based awards for the fiscal 2021 through 2023 performance period are based upon a target three-year average annual revenue growth and a target three-year average consolidated cash flow return on invested capital.

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

Effective April 1, 2020, we began managing our automotive business separate from the previously-reported Vehicular Thermal Solutions (“VTS”) segment.  The other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, are being managed as the HDE segment.

Building HVAC Systems (13 percent of fiscal 2021 net sales)

Our BHVAC segment manufactures and distributes a variety of original equipment and aftersales HVAC products, primarily for commercial buildings and data centers in North America, the U.K., mainland Europe, the Middle East, Asia, and Africa.  We sell and distribute our heating, ventilation and cooling products through wholesalers, distributors, consulting engineers, contractors and data center operators for applications such as data centers, schools, greenhouses, hotels, hospitals, restaurants, stadiums, warehouses, repair garages, residential garages, and manufacturing facilities.  Our heating products include gas (natural and propane), electric, oil and hydronic unit heaters, low- and high-intensity infrared and duct furnace units.  Our ventilation products include large roof-mounted direct- and indirect-fired makeup air units, single-packaged vertical units and unit ventilators used in school room applications, air-handling equipment, and rooftop packaged ventilation units used in a variety of commercial building applications.  Our cooling products include precision air conditioning units used primarily for data center cooling applications, air- and water-cooled chillers, and ceiling cassettes, which are used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations, including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements, are growth drivers for our building HVAC products.  During fiscal 2021, sales increased in both the U.K. and North America, primarily driven by increased sales of data center products in the U.K. and heating products in North America.  These sales were partially offset by lower sales of ventilation products, largely associated with the negative impacts of COVID-19 during the year, particularly within the hospitality sectors.

We expect growth in each of the HVAC markets we serve during fiscal 2022.  The markets we serve are heavily impacted by construction activity, building regulations, owner/occupant comfort requirements, and demand for digital infrastructure.  Growth rates in these markets have shown increasing strength as the need for digital infrastructure expands and manufacturing, housing, and business investments increase.  In fiscal 2022, we expect sales growth in our BHVAC segment through focused market share gains and the expansion of data center sales in the North American market.

Commercial and Industrial Solutions (29 percent of fiscal 2021 net sales)

Our CIS segment provides a broad offering of thermal management products to the HVAC&R and data center markets, including solutions tailored to indoor, outdoor, and mobile climates, food storage and transport-refrigeration, and industrial processes.  CIS’s primary product groups include coils, coolers, and coatings.  Our coils products include custom-designed condensers, evaporators, round-tube solutions, as well as steam and water/fluid coils.  Our coolers include commercial refrigeration units, which are used across the food supply chain, products for precision climate control for applications such as data center cooling, carbon dioxide and ammonia unit coolers, remote condensers, transformer oil coolers, and brine coolers.  In addition, we offer proprietary coating solutions for corrosion protection, prolonging the life of heat-transfer equipment.

During fiscal 2021, CIS segment sales volume decreased, primarily due to the impacts of the COVID-19 pandemic on the HVAC&R and industrial cooling markets.  Sales were most severely impacted early in our fiscal year and sales volumes have been recovering since.  In addition, sales in fiscal 2021 were negatively impacted by lower sales to a significant data center customer.  During fiscal 2021, we transferred production from our Zhongshan, China manufacturing facility to our Wuxi, China manufacturing facility, consolidating two manufacturing locations into one.  While costs incurred for our plant consolidation activities negatively impacted on our fiscal 2021 operating results, we expect to realize operating efficiencies going forward.  Despite the challenging market conditions in fiscal 2021, we are proud to have supported numerous customers that produced products used in battling the COVID-pandemic and improving safety, from disinfectant application to vaccine storage.

Looking ahead, we anticipate continued market recovery, with stronger recovery expected in the second half of fiscal 2022.  We are poised to generate new sales in Europe, as heat pump technology is improved to address regulatory guidelines.  Our CIS team is focused on improving financial results through manufacturing efficiencies, pricing strategies, and vertical integration projects.  We will continue to support our customers with innovative products, such as computer room air handlers, antimicrobial coating lines, and low-VOC topcoats, which have reduced amounts of volatile organic compounds and are less harmful to the environment.  In addition, we see growth opportunities with our product offerings that use alternative refrigerants, including carbon dioxide, which are more environmentally friendly.  We aim to capitalize on opportunities arising from energy and environmental regulations and post-pandemic shifting consumer buying patterns.  We believe we are well-positioned to be the partner of choice for our customers.

Heavy Duty Equipment (37 percent of fiscal 2021 net sales)

Our HDE segment provides powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, EGR coolers, fuel coolers, electronics cooling packages, and battery thermal management systems to OEMs in the commercial vehicle, off-highway, and automotive and light vehicle markets in North America, South America, Europe, and Asia.  In addition, our HDE segment serves Brazil’s commercial vehicle and automotive aftermarkets.

Sales volume in the HDE segment decreased during fiscal 2021, as compared with the prior year, primarily due to the negative impacts of the COVID-19 pandemic.  The COVID-19 impacts were most severe in the Americas and Europe during the first half of fiscal 2021 and most negatively impacted sales to commercial vehicle and automotive and light vehicle customers.

Looking ahead to fiscal 2022, we expect that the combination of market recovery, particularly in the Americas and Europe, and new business wins in all regions will result in increased sales in our HDE segment.  In addition, we are working with numerous customers on products for alternative powertrains, including battery electric, and expect to launch exciting new products and systems related to electric trucks and buses.  We are focused on controlling SG&A and operational expenses to improve the HDE segment’s profitability, while also expanding our capability and capacity in critical areas.

Automotive (21 percent of fiscal 2021 net sales)

Our Automotive segment provides powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, and EGR coolers, to OEMs primarily in the automotive and light vehicle markets in North America, Europe, and Asia.

Sales volume in the Automotive segment decreased during fiscal 2021, as compared with the prior year, primarily due to the negative impacts of the COVID-19 pandemic.  In particular, sales in Europe and North America decreased significantly compared with the prior year.  The decline in those regions were partially offset by increased sales in Asia.

The automotive and light vehicle markets were most severely impacted by the COVID-19 pandemic early in fiscal 2021 and have been recovering since.  We expect these markets will continue to recover and exhibit growth during fiscal 2022.

During fiscal 2021, we signed definitive agreements to sell our liquid- and air-cooled automotive businesses. The sale of the air-cooled automotive business to Schmid Metall GmbH closed on April 30, 2021 and the sale of the liquid-cooled automotive business to Dana Incorporated is subject to the receipt of governmental and third-party approvals. We are evaluating strategic alternatives for the other businesses in the Automotive segment and are committed to exiting these businesses in a manner that is in the best interest of our shareholders.

Consolidated Results of Operations

Liquid- and Air-cooled Automotive Businesses
On November 2, 2020, we signed a definitive agreement to sell our liquid-cooled automotive business to Dana Incorporated, subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions. We are currently working with the buyer through the regulatory approval process.  At this time, we are not able to estimate the ultimate impact of the regulatory approval process or the closing date for this transaction.

On February 19, 2021, we signed a definitive agreement to sell our air-cooled automotive business to Schmid Metall GmbH; this transaction closed on April 30, 2021.

We report the financial results of both the liquid- and air-cooled automotive businesses within the Automotive segment. We recorded non-cash impairment charges totaling $165 million during fiscal 2021 related to the long-lived assets within these held for sale businesses.  We are in the process of accounting for the sale of the air-cooled automotive business and currently expect to record a loss on sale of approximately $6 million in the first quarter of fiscal 2022.  In addition, we currently estimate that we will record a loss on sale of approximately $20 million to $30 million when the sale of the liquid-cooled automotive business is completed.  It is possible that the losses recorded could differ materially from our estimates.  See Note 2 of the Notes to Consolidated Financial Statements for information regarding the accounting impacts of these sales.

We are also evaluating strategic alternatives for the other businesses in the Automotive segment and are committed to exiting these businesses in a manner that is in the best interest of our shareholders.

COVID-19
As the COVID-19 pandemic continues, both the health and overall well-being of our employees and delivering quality products and services to our customers remain our top priorities.

The COVID-19 pandemic has broadly impacted the global economy and our key end markets, which were most severely impacted during the first quarter of fiscal 2021.  Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19 on our financial results, we implemented actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we reduced operating and administrative expenses, including travel and entertainment expenditures.  We have also focused on limiting capital expenditures and, where possible, have delayed certain projects and the purchase of some program-related equipment and tooling.  Our swift cost-saving actions, coupled with a slow but steady recovery in most of our key end markets, favorably impacted our fiscal 2021 financial results.

We withdrew most of the cost-saving actions, including the temporary salary reductions, in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered.  As a result, while we remain focused on controlling expenses, we expect compensation-related expenses, particularly SG&A expenses, will increase in fiscal 2022.

The impacts of the COVID-19 pandemic, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows.

Fiscal 2021 Highlights
Fiscal 2021 net sales decreased $167 million, or 8 percent, from the prior year, primarily due to lower sales in our CIS, HDE, and Automotive segments, partially offset by higher sales in our BHVAC segment.  Foreign currency exchange rate changes favorably impacted sales in fiscal 2021 by $28 million.  Cost of sales decreased $153 million, or 9 percent, from last year, primarily due to lower sales volume.  Gross profit decreased $14 million and gross margin improved 60 basis points to 16.2 percent.  SG&A expenses decreased $39 million, primarily due to lower costs associated with our review of strategic alternatives for our Automotive segment businesses and preparing the liquid- and air-cooled automotive businesses for sale.  In addition, SG&A expenses decreased due to cost-reduction initiatives implemented early in the fiscal year in response to the negative impacts of COVID-19.  The operating loss of $98 million during fiscal 2021 represents a $136 million decline from the prior-year operating income of $38 million and was primarily due to $167 million of impairment charges recorded primarily for assets of the liquid- and air-cooled automotive businesses, partially offset by lower SG&A expenses.

Fiscal 2020 Highlights
Fiscal 2020 net sales decreased $237 million, or 11 percent, from the prior year, primarily due to lower sales in our HDE, CIS, and Automotive segments, partially offset by higher sales in our BHVAC segment.  Foreign currency exchange rate changes negatively impacted sales in fiscal 2020 by $46 million.  Cost of sales decreased $179 million, or 10 percent, from the prior year, primarily due to lower sales volume.  Gross profit decreased $58 million and gross margin declined 90 basis points to 15.6 percent.  SG&A expenses increased $6 million, primarily due to higher costs associated with the review of strategic alternatives for our Automotive segment businesses, partially offset by lower-compensation related expenses.  Operating income during fiscal 2020 decreased $72 million to $38 million, primarily due to lower gross profit and higher SG&A expenses.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2021, 2020 and 2019.

	Years ended March 31,
	2021		2020		2019
(in millions)	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Net sales	$1,808	100.0%	$1,976	100.0%	$2,213	100.0%
Cost of sales	1,515	83.8%	1,668	84.4%	1,847	83.5%
Gross profit	293	16.2%	308	15.6%	366	16.5%
Selling, general and administrative expenses	211	11.7%	250	12.6%	244	11.0%
Restructuring expenses	13	0.7%	12	0.6%	10	0.4%
Impairment charges	167	9.2%	9	0.4%	-	-
(Gain) loss on sale of assets	-	-	(1)	-	2	0.1%
Operating (loss) income	(98)	-5.4%	38	1.9%	110	5.0%
Interest expense	(19)	-1.1%	(23)	-1.1%	(25)	-1.1%
Other expense - net	(2)	-0.1%	(5)	-0.2%	(4)	-0.2%
(Loss) earnings before income taxes	(119)	-6.6%	10	0.5%	81	3.7%
(Provision) benefit for income taxes	(90)	-5.0%	(12)	-0.6%	5	0.2%
Net (loss) earnings	$(209)	-11.6%	$(2)	-0.1%	$86	3.9%

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

Fiscal 2021 net sales of $1,808 million were $167 million, or 8 percent, lower than the prior year, primarily due to lower sales volume in the CIS, HDE, and Automotive segments, partially offset by a $28 million favorable impact of foreign currency exchange rate changes and higher sales volume in the BHVAC segment.  Sales in the CIS, HDE and Automotive segments decreased $92 million, $64 million and $47 million, respectively, and were significantly impacted by market-driven volume declines and temporary plant closures early in the fiscal year due to the COVID-19 pandemic.  Sales increased $20 million in our BHVAC segment.

Fiscal 2021 cost of sales of $1,515 million decreased $153 million, or 9 percent, primarily due to lower sales volume.  Fiscal 2021 cost of sales was negatively impacted by $24 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 60 basis points to 83.8 percent.  The unfavorable impacts of lower sales volume and, to a lesser extent, higher material costs, which negatively impacted cost of sales as a percentage of sales by approximately 50 basis points, were more than offset by benefits from procurement and other cost-reduction initiatives and an $8 million decrease in depreciation expense in the Automotive segment.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses once they were classified as held for sale during fiscal 2021.  In addition, program and equipment transfer costs to prepare the liquid-cooled automotive business for sale decreased approximately $3 million compared with the prior year.

As a result of lower sales and lower cost of sales as a percentage of sales, fiscal 2021 gross profit decreased $14 million and gross margin improved 60 basis points to 16.2 percent.

Fiscal 2021 SG&A expenses decreased $39 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment businesses, which decreased approximately $30 million, and lower compensation-related expenses, which decreased approximately $13 million, largely resulting from cost-saving actions taken in response to COVID-19.  These favorable drivers were partially offset by approximately $7 million of CEO transition costs recorded at Corporate and a $3 million unfavorable impact of foreign currency exchange rate changes.

Restructuring expenses totaled $13 million during fiscal 2021 and increased $1 million compared with the prior year, primarily due to higher severance expenses.  The fiscal 2021 restructuring expenses primarily consisted of severance expenses related to headcount reductions within the CIS, Automotive and HDE segments.

During fiscal 2021, we recorded impairment charges totaling $167 million within the Automotive segment, an increase of $158 million compared with the prior year.  The impairment charges during fiscal 2021 primarily related to writing-down the long-lived assets in the liquid- and air-cooled automotive businesses in connection with their pending sales.  The $9 million of impairment charges recorded in fiscal 2020 primarily related to two manufacturing facilities in the Automotive segment.

The operating loss of $98 million during fiscal 2021 represents a $136 million decline from the prior-year operating income of $38 million.  The decline was primarily due to higher impairment charges, which increased $158 million, and lower earnings in the CIS segment, which decreased $25 million.  These negative drivers were partially offset by lower costs associated with our review of strategic alternatives for the Automotive segment businesses, which decreased $33 million, and higher earnings in our BHVAC segment, which increased $11 million.

The provision for income taxes was $90 million and $12 million in fiscal 2021 and 2020, respectively.  The $78 million increase was primarily due to an increase in income tax charges related to valuation allowances, partially offset by income tax benefits totaling $38 million related to the impairment charges recorded during fiscal 2021.  In fiscal 2021, we recorded income tax charges totaling $117 million to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions, compared with $7 million of income tax charges for valuation allowances in fiscal 2020.  See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Year Ended March 31, 2020 Compared with Year Ended March 31, 2019

Fiscal 2020 net sales of $1,976 million were $237 million, or 11 percent, lower than the prior year, primarily due to lower sales in our HDE, CIS, and Automotive segments and a $46 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.  Sales decreased $126 million, $84 million, and $44 million in our HDE, CIS, and Automotive segments, respectively.  Sales increased $9 million in our BHVAC segment.

Fiscal 2020 cost of sales of $1,668 million decreased $179 million, or 10 percent, primarily due to lower sales volume and a $39 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 90 basis points to 84.4 percent and was negatively impacted by approximately 80 basis points due to higher labor and inflationary costs and, to a lesser extent, by sales mix.  These negative impacts were partially offset by favorable material costs, which impacted costs of sales by approximately 30 basis points.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset a negative impact from tariffs.  In addition, we recorded $3 million of costs at Corporate for program and equipment transfers associated with the separation of the liquid-cooled automotive business in preparation for a potential sale.

As a result of lower sales and higher cost of sales as a percentage of sales, fiscal 2020 gross profit decreased $58 million and gross margin declined 90 basis points to 15.6 percent.

Fiscal 2020 SG&A expenses increased $6 million.  The increase in SG&A was primarily due to separation and project costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment businesses, which increased approximately $29 million.  This increase was partially offset by lower compensation-related expenses, which decreased approximately $13 million, lower environmental charges related to previously-owned manufacturing facilities in the U.S., which decreased approximately $3 million, and a $4 million favorable impact from foreign currency exchange rate changes.

Restructuring expenses totaled $12 million during fiscal 2020 and increased $2 million compared with the prior year.  The fiscal 2020 restructuring expenses primarily consisted of severance expenses related to targeted headcount reductions in the HDE and Automotive segments and equipment transfer and plant consolidation costs in the CIS segment.

During fiscal 2020, we recorded impairment charges totaling $9 million, primarily related to two manufacturing facilities in the Automotive segment.

Operating income of $38 million during fiscal 2020 decreased $72 million compared with the prior year.  This decrease was primarily due to an increase of $32 million of separation and project costs associated with our review of strategic alternatives for our automotive businesses and lower earnings in our HDE, CIS, and Automotive segments, which decreased $27 million, $20 million, and $10 million respectively, partially offset by higher earnings in our BHVAC segment, which increased $9 million.

The provision for income taxes was $12 million in fiscal 2020, compared with a benefit for income taxes of $5 million in fiscal 2019.  The $17 million change was primarily due to the absence of income tax benefits totaling $25 million recorded in fiscal 2019 and income tax charges totaling $10 million in fiscal 2020, partially offset by lower operating earnings in fiscal 2020.  The $25 million of income tax benefits recorded in fiscal 2019 related to the recognition of tax assets for foreign tax credits and a manufacturing deduction in the U.S. and our accounting for the Tax Act.  The $10 million of income tax charges in fiscal 2020 were comprised of net charges totaling $7 million resulting from adjustments of valuation allowances on certain deferred tax assets in the U.S. and in a foreign jurisdiction and $3 million associated with legal entity restructuring in preparation for a potential sale of the liquid-cooled automotive business.

Segment Results of Operations

Effective April 1, 2020, we began managing our global automotive business separate from the other businesses within the previously-reported VTS segment.  We have been managing the automotive business as the Automotive segment as we work towards the sale or eventual exit of its underlying automotive business operations.  We are managing the other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, as the HDE segment.  We began reporting financial results for our new segment structure beginning for fiscal 2021.  Segment financial information for fiscal 2020 and 2019 has been recast to conform to the fiscal 2021 presentation.  The segment realignment had no impact on the CIS and BHVAC segments.

BHVAC
	Years ended March 31,
	2021		2020		2019
(in millions)	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Net sales	$241	100.0%	$221	100.0%	$212	100.0%
Cost of sales	158	65.5%	150	67.7%	149	70.1%
Gross profit	83	34.5%	72	32.3%	63	29.9%
Selling, general and administrative expenses	36	14.9%	35	15.8%	35	16.4%
Loss on sale of assets	-	-	-	-	2	0.8%
Operating income	$47	19.6%	$36	16.5%	$27	12.6%

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

BHVAC net sales increased $20 million, or 9 percent, in fiscal 2021 compared with the prior year, primarily due to higher sales in the U.K. and the U.S., which increased $14 million and $5 million, respectively.  The higher sales in the U.K. were primarily due to higher sales of data center cooling products.  The higher sales in the U.S. were primarily due to higher sales of heating products, partially offset by lower sales of ventilation products.

BHVAC cost of sales increased $8 million, or 5 percent, in fiscal 2021, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 220 basis points to 65.5 percent and was positively impacted by favorable sales mix and customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $11 million and gross margin improved 220 basis points to 34.5 percent.

BHVAC SG&A expenses increased $1 million from the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including commission expenses.

Operating income in fiscal 2021 of $47 million increased $11 million, primarily due to higher gross profit.

Year Ended March 31, 2020 Compared with Year Ended March 31, 2019

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

During fiscal 2019, we sold our business in South Africa and, as a result, recorded a loss of $2 million.  Annual net sales attributable to this disposed business were less than $2 million.

Operating income in fiscal 2020 of $36 million increased $9 million, primarily due to higher gross profit.

CIS
	Years ended March 31,
	2021		2020		2019
(in millions)	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Net sales	$532	100.0%	$624	100.0%	$708	100.0%
Cost of sales	465	87.5%	531	85.1%	593	83.8%
Gross profit	67	12.5%	93	14.9%	115	16.2%
Selling, general and administrative expenses	53	10.0%	57	9.2%	61	8.6%
Restructuring expenses	5	1.0%	2	0.3%	-	-
Impairment charges	-	-	1	0.1%	-	0.1%
Operating income	$8	1.5%	$33	5.3%	$53	7.5%

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

CIS net sales decreased $92 million, or 15 percent, in fiscal 2021 compared with the prior year, primarily due to lower sales volume associated with the impacts of the COVID-19 pandemic and lower sales to a significant data center customer, partially offset by a $13 million favorable impact of foreign currency exchange rate changes.  Sales to data center cooling and commercial HVAC&R customers decreased $60 million and $43 million, respectively.

CIS cost of sales decreased $66 million, or 12 percent, primarily due to lower sales volume, partially offset by an $11 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 240 basis points to 87.5 percent, primarily due to the impact of lower sales volume and unfavorable sales mix, partially offset by cost-reduction and procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $26 million and gross margin declined 240 basis points to 12.5 percent.

CIS SG&A expenses decreased $4 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $5 million, partially offset by a $1 million unfavorable impact of foreign currency exchange rate changes.

Restructuring expenses during fiscal 2021 increased $3 million, and primarily consisted of severance expenses and equipment transfer costs related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income in fiscal 2021 decreased $25 million to $8 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Year Ended March 31, 2020 Compared with Year Ended March 31, 2019

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

CIS SG&A expenses decreased $4 million compared with the prior year, primarily due to lower compensation-related expenses, which decreased approximately $2 million, and the favorable impact of cost-control initiatives.

Restructuring expenses during fiscal 2020 increased $2 million, primarily due to higher equipment transfer and plant consolidation costs.

During fiscal 2020, we recorded a $1 million asset impairment charge related to a previously-closed manufacturing facility in Austria.

Operating income in fiscal 2020 decreased $20 million to $33 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

HDE
	Years ended March 31,
	2021		2020		2019
(in millions)	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Net sales	$682	100.0%	$746	100.0%	$872	100.0%
Cost of sales	594	87.0%	649	87.0%	744	85.3%
Gross profit	88	13.0%	97	13.0%	128	14.7%
Selling, general and administrative expenses	49	7.1%	56	7.4%	62	7.1%
Restructuring expenses	3	0.4%	3	0.4%	1	0.1%
Operating income	$37	5.4%	$38	5.1%	$65	7.5%

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

HDE net sales decreased $64 million, or 9 percent, in fiscal 2021 compared with the prior year, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic, which were most severe in the Americas and Europe during the first half of the fiscal year.  Sales to off-highway customers increased $20 million and were offset by lower sales to commercial vehicle and automotive and light vehicle customers, which decreased $52 million and $11 million, respectively.

HDE cost of sales decreased $55 million, or 8 percent, primarily due to lower sales volume.  As a percentage of sales, cost of sales was consistent at 87.0 percent.  Beyond the unfavorable impacts of the lower sales volume, higher material costs impacted cost of sales as a percentage of sales by approximately 100 basis points.  The unfavorable materials costs primarily resulted from higher commodity pricing and tariffs on imported materials.  These negative impacts were largely offset by favorable impacts from improved operating efficiencies and cost savings from procurement and other cost-reduction initiatives.

As a result of the lower sales, gross profit decreased $9 million.  Gross margin of 13.0 percent was consistent with the prior year.

HDE SG&A expenses decreased $7 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $6 million, and cost-reduction initiatives, including lower travel expenses.

Restructuring expenses during fiscal 2021 totaled $3 million, consistent with the prior year.  Fiscal 2021 restructuring expenses primarily consisted of severance expenses resulting from targeted headcount reductions in North America.

Operating income in fiscal 2021 decreased $1 million to $37 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Year Ended March 31, 2020 Compared with Year Ended March 31, 2019

HDE net sales decreased $126 million, or 14 percent, in fiscal 2020 compared with the prior year, primarily due to lower sales volume, a $15 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to off-highway and commercial vehicle customers decreased $57 million and $51 million, respectively.  These sales declines largely resulted from weakness in global vehicular markets and the planned wind-down of certain commercial vehicle programs.

HDE cost of sales decreased $95 million, or 13 percent, primarily due to lower sales volume and a $13 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 170 basis points to 87.0 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales as a percentage of sales by approximately 110 basis points and 80 basis points, respectively.  These negative impacts were partially offset by improved operating efficiencies and cost savings from procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $31 million and gross margin declined 170 basis points to 13.0 percent.

HDE SG&A expenses decreased $6 million compared with the prior year, primarily due to lower compensation-related expenses and environmental charges related to previously-owned manufacturing facilities in the U.S, which each decreased approximately $3 million.

Restructuring expenses during fiscal 2020 increased $2 million, primarily due to higher severance expenses resulting from targeted headcount reductions in the Americas.

Operating income in fiscal 2020 decreased $27 million to $38 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

AUTOMOTIVE
	Years ended March 31,
	2021		2020		2019
(in millions)	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Net sales	$398	100.0%	$445	100.0%	$489	100.0%
Cost of sales	342	85.9%	396	89.1%	430	87.9%
Gross profit	56	14.1%	48	10.9%	59	12.1%
Selling, general and administrative expenses	36	9.1%	45	10.1%	51	10.5%
Restructuring expenses	4	1.0%	6	1.5%	8	1.7%
Impairment charges	167	41.9%	8	1.8%	-	-
Gain on sale of assets	-	-	(1)	-0.2%	-	-
Operating loss	$(151)	-37.9%	$(10)	-2.3%	$-	-0.1%

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

Automotive net sales decreased $47 million, or 11 percent, in fiscal 2021 compared with the prior year, primarily due to lower sales volume largely resulting from the impacts of the COVID-19 pandemic, partially offset by an $18 million favorable impact of foreign currency exchange rate changes.  Sales in Europe and North America decreased $39 million and $19 million, respectively.  Sales in Asia increased $12 million.

Automotive cost of sales decreased $54 million, or 14 percent, compared with the prior year, primarily due to lower sales volume, partially offset by a $15 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 320 basis points to 85.9 percent and was favorably impacted by lower depreciation expenses of approximately $8 million, cost savings from procurement initiatives and improved operating efficiencies, partially offset by the unfavorable impact of lower sales volume.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale in November 2020 and February 2021, respectively.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $8 million and gross margin improved 320 basis points to 14.1 percent.

Automotive SG&A expenses decreased $9 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $8 million.

Restructuring expenses during fiscal 2021 totaled $4 million, a decrease of $2 million compared with the prior year.  The decrease was primarily driven by lower severance expenses in Europe resulting from fewer targeted headcount reductions.

Impairment charges during fiscal 2021 totaled $167 million and primarily related to assets in the liquid- and air-cooled automotive businesses.  Upon classifying these businesses as held for sale, we recorded impairment charges to write-down the long-lived assets of these businesses based upon the selling prices in the agreements.

The Automotive operating loss in fiscal 2021 of $151 million, as compared with an operating loss of $10 million in the prior year, was significantly impacted by the large impairment charges, which were partially offset by higher gross profit and lower SG&A and restructuring expenses.

Year Ended March 31, 2020 Compared with Year Ended March 31, 2019

Automotive net sales decreased $44 million, or 9 percent, in fiscal 2020 compared with the prior year, primarily due to lower sales volume, a $16 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales decreased $48 million in Europe and increased $5 million in Asia.  The sales declines in Europe largely resulted from general weakness in vehicular markets.

Automotive cost of sales decreased $34 million, or 8 percent, primarily due to lower sales volume and a $14 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 120 basis points to 89.1 percent.  Beyond the unfavorable impact of the lower sales volume, unfavorable customer pricing and higher labor and inflationary costs negatively impacted cost of sales as a percentage of sales by approximately 40 basis points and 30 basis points, respectively.  Higher depreciation costs, primarily resulting from recent manufacturing capacity expansion in China and Hungary, also negatively impacted cost of sales to a lesser extent.  These negative impacts were partially offset by favorable material costs, which impacted cost of sales by approximately 30 basis points, improved operating efficiencies and cost savings from procurement initiatives.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $11 million and gross margin declined 120 basis points to 10.9 percent.

Automotive SG&A expenses decreased $6 million compared with the prior year, primarily due to lower compensation-related expenses, which decreased approximately $5 million, and a $2 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses during fiscal 2020 decreased $2 million, primarily due to lower severance expenses resulting from fewer targeted headcount reductions in Europe.

During fiscal 2020, we recorded asset impairment charges totaling $8 million, primarily related to manufacturing facilities in Austria and Germany.

During fiscal 2020, we completed the sale of a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $1 million.

The operating loss in fiscal 2020 of $10 million represents a $10 million decline from the prior year and was primarily due to lower gross profit and higher impairment charges, partially offset by lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2021 of $38 million, and an available borrowing capacity of $238 million under our revolving credit facility.  Given our extensive international operations, approximately $35 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include pension obligations, debt and related interest payments, lease obligations, and obligations for capital expenditures.  Our pension liabilities totaled $77 million as of March 31, 2021.  We expect to contribute approximately $13 million to our U.S. pension plans during fiscal 2022.  We are currently evaluating the provisions within the American Rescue Plan Act of 2021, which include funding relief for single-employer pension plans.  We believe this recent legislation could allow for lower contributions to our pension plans during fiscal 2022.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2021 was $150 million, an increase of $92 million from $58 million in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, including impacts from the timing of payments to vendors and receipts from customers, as compared with the prior year.  The favorable changes in working capital also included lower payments for incentive compensation, employee benefits, and payroll taxes.  During fiscal 2021, we deferred payments of U.S. payroll taxes totaling $7 million, as permitted by the Coronavirus Aid, Relief, and Economic Security Act.  We resumed payment of these payroll taxes during the fourth quarter of fiscal 2021 and expect to pay the deferred amounts in two equal installments when required in December 2021 and 2022.  Also during fiscal 2021, payments for separation and project costs associated with our review of strategic alternatives for the Automotive segment businesses and restructuring activities decreased $31 million and $5 million, respectively, compared with fiscal 2020.

Net cash provided by operating activities in fiscal 2020 was $58 million, a decrease of $45 million from $103 million in the prior year.  This decrease in operating cash flow was primarily due to lower operating earnings in the current year and payments for separation and project costs associated with our strategic review of alternatives for the automotive businesses, partially offset by favorable net changes in working capital.  The favorable changes in working capital, as compared with the prior year, included lower employee benefit and incentive compensation payments.

Capital Expenditures

Capital expenditures of $33 million during fiscal 2021 decreased $39 million compared with fiscal 2020.  Similar to prior years, our capital spending in fiscal 2021 primarily occurred in the HDE and Automotive segments, which totaled $14 million and $11 million, respectively, and included tooling and equipment purchases in conjunction with new and renewal programs with customers.

During fiscal 2021 and in response to the economic impacts of the COVID-19 pandemic, we reduced our capital expenditures and delayed certain projects and the purchase of certain program-related equipment and tooling in our vehicular businesses.  We are currently planning to increase our capital investments in fiscal 2022, as compared with fiscal 2021.

Debt

Our total debt outstanding decreased $143 million to $340 million at March 31, 2021 compared with the prior year, primarily due to repayments during fiscal 2021.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2021, our leverage ratio and interest coverage ratio were 1.9 and 9.3, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2022 and beyond.

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

Revenue Recognition

We recognize revenue based upon consideration specified in a contract and as we satisfy performance obligations by transferring control over our products to our customers, which may be at a point in time or over time.  The majority of our revenue is recognized at a point in time, based upon shipment terms.  A limited number of our customer contracts provide an enforceable right to payment for performance completed to date.  For these contracts, we recognize revenue over time based upon our estimated progress towards the satisfaction of the contract’s performance obligations.  We record an allowance for credit losses and we accrue for estimated warranty costs at the time of sale.  We base these estimates upon historical experience, current business trends and economic conditions, and risks specific to the underlying accounts receivable or warranty claims.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $270 million and $101 million, respectively, at March 31, 2021.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our CIS segment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

During fiscal 2021 and upon classifying the liquid- and air-cooled automotive businesses within the Automotive segment as held for sale, we evaluated the disposal groups for impairment.  Based upon the selling prices of the businesses and anticipated costs to sell, we estimated implied losses in excess of the respective carrying value of each disposal group’s long-lived assets.  As a result, we wrote down the carrying value of the disposal groups’ long-lived assets, which consist entirely of property, plant and equipment and right-of-use lease assets, to zero.  See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the $167 million of impairment charges that we recorded during fiscal 2021.

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

At March 31, 2021, our goodwill totaled $171 million related to our CIS and BHVAC segments.  Each of these segments is comprised of two reporting units.  We conducted annual goodwill impairment tests as of March 31, 2021 by applying a fair value-based test and determined the fair value of each of our reporting units exceeded the respective book value.

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

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales.  We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data.  We adjust our warranty accruals, which totaled $5 million at March 31, 2021, if it is probable that expected claims will differ from previous estimates.

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2021, our pension liabilities totaled $77 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rates.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in both fiscal 2021 and 2020 was 7.5 percent.  For fiscal 2022, we have also assumed a rate of 7.5 percent.  A change of 25 basis points in the expected rate of return on assets would impact our fiscal 2022 pension expense by $0.4 million.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2021 and 2020, for purposes of determining pension expense, we used a discount rate of 3.4 and 4.0 percent, respectively.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2022 pension expense by less than $1 million.

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

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, estimated credit losses associated with trade receivables, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding contingencies and litigation.

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

•
Our ability to maintain current customer relationships and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction and overall service pressures from customers, particularly in the face of macro-economic instability;

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

Strategic Risks:

•
Our ability to successfully complete the pending sale of our liquid-cooled automotive business, including the receipt of governmental and third-party approvals and the risk that the sale will not close because of a failure to satisfy one or more of the closing conditions (including governmental and third-party approvals) on a timely basis or at all, and our ability to successfully exit our other automotive businesses in a manner that is in the best interest of our shareholders;

•
Our ability to successfully realize anticipated benefits from our increased “industrial” market presence, with our BHVAC and CIS businesses, while maintaining appropriate focus on the market opportunities presented by our vehicular businesses;

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

•	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;

•
Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries.  We have manufacturing facilities in Brazil, China, India, Mexico, and throughout Europe.  We also have joint ventures in China and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2021, we recorded a net loss of less than $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2021, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2021, changes in foreign currency exchange rates favorably impacted our sales by $28 million; however, the impact on our operating income was $2 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2021, there would not have been a material impact on our fiscal 2021 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility is based upon a variable interest rate, primarily either LIBOR or EURIBOR, plus 137.5 to 250 basis points, depending on our leverage ratio.  As a result, we are subject to risk of fluctuations in LIBOR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.  As of March 31, 2021, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $179 million and $5 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2021, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2022 by approximately $2 million.

Commodity and Supply Risks

We are dependent upon the supply of raw materials and supplies in our production processes and, from time to time, enter into firm purchase commitments for aluminum, copper, nickel, and natural gas.  We seek to mitigate commodity price risk by adjusting product pricing in response to any applicable price increases.  In addition, we maintain contract provisions with certain vehicular customers that provide for prospective price adjustments based upon changes in raw material prices.  These prospective price adjustments generally lag behind the actual raw material price fluctuations by three months or longer, and typically the contract provisions are limited to the underlying material cost based upon the London Metal Exchange and exclude additional cost elements, such as related premiums and fabrication.

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

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2021, 35 percent of our trade accounts receivable was concentrated with our top ten customers.  These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, commercial air conditioning, and refrigeration markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the COVID-19 pandemic.

 We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2021;

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

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating in diverse markets, including the commercial, industrial, and building HVAC&R and commercial vehicle, off-highway, and automotive and light vehicle markets.  The COVID-19 pandemic has negatively impacted many of these markets.  While conditions in these markets have been steadily improving, future impacts of the COVID-19 pandemic are uncertain.

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

Commodity Derivatives
From time to time, we enter into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices of these commodities.  In fiscal 2021 and 2020, we designated certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses within cost of sales as the underlying inventory is sold.  In fiscal 2021, 2020 and 2019, net gains and losses recognized in cost of sales related to commodity forward contracts were less than $1 million in each year.

Foreign Currency Forward Contracts
We use derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  We have designated certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  In fiscal 2021, 2020, and 2019, net gains and losses recognized in sales and cost of sales related to foreign currency forward contracts were less than $1 million in each year.  We have not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these non-designated foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty Risks
We manage counterparty risks by ensuring that counterparties to derivative instruments maintain credit ratings acceptable to us.  At March 31, 2021, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2021, 2020 and 2019
(In millions, except per share amounts)

	2021	2020	2019
Net sales	$1,808.4	$1,975.5	$2,212.7
Cost of sales	1,515.0	1,668.0	1,847.2
Gross profit	293.4	307.5	365.5
Selling, general and administrative expenses	210.9	249.6	244.1
Restructuring expenses	13.4	12.2	9.6
Impairment charges	166.8	8.6	0.4
(Gain) loss on sale of assets	-	(0.8)	1.7
Operating (loss) income	(97.7)	37.9	109.7
Interest expense	(19.4)	(22.7)	(24.8)
Other expense - net	(2.2)	(4.8)	(4.1)
(Loss) earnings before income taxes	(119.3)	10.4	80.8
(Provision) benefit for income taxes	(90.2)	(12.4)	5.1
Net (loss) earnings	(209.5)	(2.0)	85.9
Net earnings attributable to noncontrolling interest	(1.2)	(0.2)	(1.1)
Net (loss) earnings attributable to Modine	$(210.7)	$(2.2)	$84.8

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(4.11)	$(0.04)	$1.67
Diluted	$(4.11)	$(0.04)	$1.65

Weighted-average shares outstanding:
Basic	51.3	50.8	50.5
Diluted	51.3	50.8	51.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net (loss) earnings	$(209.5)	$(2.0)	$85.9
Other comprehensive income (loss):
Foreign currency translation	30.9	(19.2)	(37.6)
Defined benefit plans, net of income taxes of $10.4, ($8.3) and ($0.3) million	30.1	(24.6)	(1.4)
Cash flow hedges, net of income taxes of $0.6, ($0.5) and $0.1 million	1.6	(1.5)	0.4
Total other comprehensive income (loss)	62.6	(45.3)	(38.6)

Comprehensive income (loss)	(146.9)	(47.3)	47.3
Comprehensive (income) loss attributable to noncontrolling interest	(1.7)	0.2	(0.6)
Comprehensive income (loss) attributable to Modine	$(148.6)	$(47.1)	$46.7

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2021 and 2020
(In millions, except per share amounts)

	2021	2020
ASSETS
Cash and cash equivalents	$37.8	$70.9
Trade accounts receivable – net	267.9	292.5
Inventories	195.6	207.4
Assets held for sale	107.6	-
Other current assets	35.9	62.5
Total current assets	644.8	633.3
Property, plant and equipment – net	269.9	448.0
Intangible assets – net	100.6	106.3
Goodwill	170.7	166.1
Deferred income taxes	24.5	104.8
Other noncurrent assets	66.2	77.6
Total assets	$1,276.7	$1,536.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$1.4	$14.8
Long-term debt – current portion	21.9	15.6
Accounts payable	233.9	227.4
Accrued compensation and employee benefits	66.5	65.0
Liabilities held for sale	103.3	-
Other current liabilities	42.2	49.2
Total current liabilities	469.2	372.0
Long-term debt	311.2	452.0
Deferred income taxes	5.9	8.1
Pensions	58.6	130.9
Other noncurrent liabilities	75.7	79.5
Total liabilities	920.6	1,042.5
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.3 million and 53.4 million shares	33.9	33.3
Additional paid-in capital	255.0	245.1
Retained earnings	259.2	469.9
Accumulated other comprehensive loss	(161.2)	(223.3)
Treasury stock, at cost, 2.7 million and 2.5 million shares	(38.2)	(37.1)
Total Modine shareholders’ equity	348.7	487.9
Noncontrolling interest	7.4	5.7
Total equity	356.1	493.6
Total liabilities and equity	$1,276.7	$1,536.1

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(209.5)	$(2.0)	$85.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	68.6	77.1	76.9
Impairment charges	166.8	8.6	0.4
(Gain) loss on sale of assets	-	(0.8)	1.7
Stock-based compensation expense	6.3	6.6	7.9
Deferred income taxes	67.9	1.0	(4.4)
Other – net	6.3	5.6	5.3
Changes in operating assets and liabilities:
Trade accounts receivable	(17.1)	36.6	(15.3)
Inventories	(5.0)	(12.0)	(22.0)
Accounts payable	44.0	(37.7)	16.6
Accrued compensation and employee benefits	15.7	(15.2)	(10.1)
Other assets	27.5	14.7	(11.8)
Other liabilities	(21.7)	(24.6)	(27.8)
Net cash provided by operating activities	149.8	57.9	103.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32.7)	(71.3)	(73.9)
Proceeds from dispositions of assets	0.7	6.2	0.3
Proceeds from sale of investment in affiliate	-	3.8	-
Proceeds from maturities of short-term investments	3.4	4.1	4.9
Purchases of short-term investments	(3.6)	(3.3)	(3.8)
Other – net	0.9	-	(0.3)
Net cash used for investing activities	(31.3)	(60.5)	(72.8)

Cash flows from financing activities:
Borrowings of debt	32.7	672.0	221.3
Repayments of debt	(183.6)	(630.3)	(241.9)
Borrowings on bank overdraft facilities – net	3.6	1.2	(0.1)
Dividend paid to noncontrolling interest	-	(1.3)	(1.8)
Purchase of treasury stock under share repurchase program	-	(2.4)	(0.6)
Financing fees paid	(0.8)	(2.8)	-
Other – net	3.0	(3.1)	(2.8)
Net cash (used for) provided by financing activities	(145.1)	33.3	(25.9)

Effect of exchange rate changes on cash	1.4	(1.6)	(2.7)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash held for sale	(25.2)	29.1	1.9
Cash, cash equivalents, restricted cash and cash held for sale - beginning of year	71.3	42.2	40.3
Cash, cash equivalents, restricted cash and cash held for sale - end of year	$46.1	$71.3	$42.2

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2021, 2020 and 2019
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock,	Non-controlling
	Shares	Amount	capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2018	52.3	$32.7	$229.9	$394.9	$(140.3)	$(27.1)	$8.4	$498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings	-	-	-	84.8	-	-	1.1	85.9
Other comprehensive loss	-	-	-	-	(38.1)	-	(0.5)	(38.6)
Stock options and awards	0.5	0.3	0.8	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(4.3)	-	(4.3)
Stock-based compensation expense	-	-	7.9	-	-	-	-	7.9
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Balance, March 31, 2019	52.8	33.0	238.6	472.1	(178.4)	(31.4)	7.2	541.1
Net (loss) earnings	-	-	-	(2.2)	-	-	0.2	(2.0)
Other comprehensive loss	-	-	-	-	(44.9)	-	(0.4)	(45.3)
Stock options and awards	0.6	0.3	(0.1)	-	-	-	-	0.2
Purchase of treasury stock	-	-	-	-	-	(5.7)	-	(5.7)
Stock-based compensation expense	-	-	6.6	-	-	-	-	6.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Balance, March 31, 2020	53.4	33.3	245.1	469.9	(223.3)	(37.1)	5.7	493.6
Net (loss) earnings	-	-	-	(210.7)	-	-	1.2	(209.5)
Other comprehensive income	-	-	-	-	62.1	-	0.5	62.6
Stock options and awards	0.9	0.6	3.6	-	-	-	-	4.2
Purchase of treasury stock	-	-	-	-	-	(1.1)	-	(1.1)
Stock-based compensation expense	-	-	6.3	-	-	-	-	6.3
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 1: Significant Accounting Policies

Nature of Operations
Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative thermal management solutions to diversified global markets and customers.  The Company is a global leader in thermal management technology and solutions for sale into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, the Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  The Company’s primary product groups include i) heating, ventilation and air conditioning; ii) coils, coolers, and coatings; and iii) powertrain cooling and engine cooling.

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  See Note 20 for additional information regarding the risks and uncertainties to our business resulting from this global pandemic.

Disposition of Air-cooled Automotive Business
On February 19, 2021, the Company signed a definitive agreement to sell its air-cooled automotive business to Schmid Metall GmbH.  In connection with this sale, which closed on April 30, 2021, the Company classified the air-cooled automotive business as held for sale as of March 31, 2021.  Accordingly, the Company has reported the assets and liabilities of this business as held for sale on the March 31, 2021 consolidated balance sheet.  See Note 2 for additional information.

Pending Disposition of Liquid-cooled Automotive Business
On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated.  In connection with the pending sale, the Company classified the liquid-cooled automotive business as held for sale and, accordingly, has reported the assets and liabilities of this business as held for sale on the March 31, 2021 consolidated balance sheet.  See Note 2 for additional information.

Chief Executive Officer (“CEO”) Transition
In August 2020, Thomas A. Burke stepped down from his position as President and CEO.  The Board of Directors subsequently conducted a search for his successor and, effective December 1, 2020, appointed Neil D. Brinker as President and CEO.

As a result of Mr. Burke’s departure and in connection with the search for and transition to his successor, the Company recorded costs totaling $6.7 million during fiscal 2021.  These costs, which were recorded as selling, general and administrative (“SG&A”) expenses at Corporate, primarily consisted of severance and benefit-related expenses based upon the terms of Mr. Burke’s transition and separation agreement and costs directly associated with the CEO search, partially offset by the impact of Mr. Burke’s forfeited stock-based compensation awards.
Sale of Facility in Germany
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
Sale of Nikkei Heat Exchanger Company, Ltd. (“NEX”)
During fiscal 2020, the Company completed the sale of its 50 percent ownership interest in NEX for a selling price of $3.8 million.  As a result of this sale, the Company recorded a gain of $0.1 million, which included the write-off of accumulated foreign currency translation gains of $0.6 million, within other income and expense on the consolidated statements of operations.  Prior to its sale, the Company accounted for its investment in NEX using the equity method and reported its equity in earnings from NEX within other income and expense in the consolidated statements of operations.  The Company’s share of NEX’s earnings for fiscal 2020 and 2019 was $0.1 million and $0.7 million, respectively.

Sale of AIAC Air Conditioning South Africa (Pty) Ltd.
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
Basis of Presentation
The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  These principles require management to make certain estimates and assumptions in determining assets, liabilities, revenue, expenses and related disclosures.  Actual amounts could differ materially from those estimates.

Consolidation Principles
The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries.  The Company eliminates intercompany transactions and balances in consolidation.

Revenue Recognition
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

Shipping and Handling Costs
The Company records shipping and handling costs incurred upon the shipment of products to its customers in cost of sales, and related amounts billed to these customers in net sales.

Trade Accounts Receivable
The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable.  The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate.  At March 31, 2021 and 2020, the allowance for credit losses was $1.3 million and $1.9 million, respectively.

The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During fiscal 2021, 2020, and 2019, the Company sold $88.7 million, $75.4 million, and $85.1 million, respectively, of accounts receivable to accelerate cash receipts.  During fiscal 2021, 2020, and 2019, the Company recorded a loss on the sale of accounts receivable of $0.2 million, $0.5 million, and $0.6 million, respectively, in the consolidated statements of operations.

Warranty
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

Tooling
The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2021 and 2020, Company-owned tooling totaled $14.1 million and $23.3 million, respectively.  The decrease in Company-owned tooling during fiscal 2021 was primarily due to asset impairment charges recorded within the Automotive segment upon classification of the liquid- and air-cooled automotive businesses as held for sale.  See Note 2 for additional information.

In certain instances, tooling is customer-owned.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2021 and 2020, customer-owned tooling receivables totaled $8.1 million and $7.8 million, respectively.  Of the $8.1 million, $5.6 million was included within assets held for sale on the March 31, 2021 consolidated balance sheet.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Stock-based Compensation
The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 5 for additional information.

Research and Development
The Company expenses research and development costs as incurred within SG&A expenses.  During fiscal 2021, 2020, and 2019, research and development costs totaled $46.3 million, $59.5 million, and $69.8 million, respectively.

Translation of Foreign Currencies
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

Derivative Instruments
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

Income Taxes
The Company determines deferred tax assets and liabilities based upon the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized.  The Company records the tax effects of global intangible low-taxed income (“GILTI”) as a period expense in the applicable tax year.  The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income (loss).  See Note 8 for additional information.

Earnings per Share
The Company calculates basic earnings per share based upon the weighted-average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes potential common shares if their inclusion would have an anti-dilutive effect.  In prior years, certain restricted stock awards provided recipients with a non-forfeitable right to receive dividends declared by the Company.  These restricted stock awards have been included in computing earnings per share pursuant to the two-class method.  See Note 9 for additional information.

Cash and Cash Equivalents
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

Short-term Investments
The Company invests in time deposits with original maturities of more than three months but not more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2021 and 2020, the Company’s short-term investments totaled $3.7 million and $3.2 million, respectively.

Inventories
The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Property, Plant and Equipment
The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets.  The Company expenses maintenance and repair costs as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.  Capital expenditures of $7.9 million, $8.7 million and $17.9 million were accrued at March 31, 2021, 2020 and 2019, respectively.  Of the $7.9 million, $2.7 million was included within liabilities held for sale on the March 31, 2021 consolidated balance sheet.  All of the other accrued capital expenditure amounts are presented within accounts payable.

Leases
The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings.  The Company also leases certain manufacturing and IT equipment and vehicles.  The Company recognizes right-of-use (“ROU”) assets and lease liabilities at the commencement date, based upon the present value of lease payments over the lease term.  See Note 16 for additional information.

Goodwill
The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2021 and determined the fair value of each of its reporting units exceeded the respective book value.  See Note 14 for additional information.

Impairment of Held and Used Long-lived Assets
The Company reviews held and used long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  In these instances, the Company compares the undiscounted future cash flows expected to be generated from the asset with its carrying value.  If the asset’s carrying value exceeds expected future cash flows, the Company measures and records an impairment loss, if any, as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimates fair value using a variety of valuation techniques, including discounted cash flows, market values and comparison values for similar assets.

Assets Held for Sale
The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  During fiscal 2021, the Company classified the liquid- and air-cooled automotive businesses as held for sale and recorded impairment charges totaling $166.8 million within the Automotive segment.  See Note 2 for additional information.

Deferred Compensation Trusts
The Company maintains deferred compensation trusts to fund future obligations under its non-qualified deferred compensation plans.  The trusts’ investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets.

Self-insurance Reserves
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

Environmental Liabilities
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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Supplemental Cash Flow Information

	Years ended March 31,
	2021	2020	2019
Interest paid	$17.9	$21.4	$22.3
Income taxes paid	19.7	18.8	22.2

See Note 16 for supplemental cash flow information related to the Company’s leases.

New Accounting Guidance Adopted in Fiscal 2021

Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for credit losses for certain financial assets, including trade accounts receivable and contract assets.  The new guidance modifies the credit loss model to measure and recognize credit losses based upon expected losses rather than incurred losses.  The Company adopted this guidance as of April 1, 2020.  The adoption did not have a material impact on the Company’s consolidated balance sheets, statements of operations or statements of cash flows.

New Accounting Guidance Adopted in Fiscal 2020
Leases
In February 2016, the FASB issued new comprehensive lease accounting guidance that requires balance sheet recognition for most leases.  The Company adopted this guidance effective April 1, 2019 using a modified-retrospective transition method, under which it elected not to adjust comparative periods.  The Company elected the package of practical expedients permitted under the new guidance, and, as a result, the Company did not reassess the classification of existing leases or initial direct costs thereof, or whether existing contracts contain leases.  In addition, the Company elected accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components.  The Company did not elect the hindsight practical expedient.
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

New Accounting Guidance Adopted in Fiscal 2019

Revenue Recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted this new guidance for fiscal 2019 using the modified-retrospective transition method.  As a result of its adoption of the new guidance, the Company recorded an increase of $0.7 million to retained earnings as of April 1, 2018, along with related balance sheet reclassifications.  See Note 3 for additional information regarding revenue recognition.

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

Note 2: Assets Held for Sale

On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated, subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions. As of March 31, 2021, the Company anticipated the transaction would close during the first quarter of fiscal 2022. However, the Company and the buyer are currently working together through the regulatory approval process. At this time, the Company is not able to estimate the ultimate impact of the regulatory approval process or the closing date for this transaction. The Company does not expect significant net cash proceeds from this transaction based upon the one dollar selling price and adjustments for cash, debt, and working capital, as defined within the definitive agreement. The Company evaluated this disposal group and determined that it does not qualify as a discontinued operation for reporting under U.S. GAAP. As part of its discontinued operations assessment, the Company considered anticipated future sales to automotive and light vehicle customers as well as sales to other vehicular customers with similar product offerings and using similar heat-transfer technology within the Heavy Duty Equipment and Automotive segments. In addition, the Company will continue to operate in the same major geographical areas as it does today.

On February 19, 2021, the Company signed a definitive agreement to sell its air-cooled automotive business to Schmid Metall GmbH.  This transaction closed on April 30, 2021.  Based upon its preliminary accounting, the Company expects to record a loss on sale of approximately $6.0 million during the first quarter of fiscal 2022.  The estimated loss on sale includes adjustments for cash, debt, and working capital, as defined within the definitive agreement.  The Company evaluated this transaction in relation to the pending sale of the liquid-cooled automotive business, described above, and concluded each represents a separate disposal group for purposes of assessing discontinued operations.  The Company determined that the air-cooled disposal group did not qualify as a discontinued operation.

The Company reports financial results of both the liquid- and air-cooled automotive businesses within its Automotive segment.  Once the Company entered into the sale agreements with Board of Director approval, it classified the businesses as held for sale beginning on November 2, 2020 and February 19, 2021, respectively, and ceased depreciating the long-lived assets within the disposal groups.

Upon classification as held for sale, the Company compared each disposal group’s carrying value with its fair value, less costs to sell.  Based upon the selling prices for each transaction, the Company estimated implied losses in excess of the respective carrying value of each disposal group’s long-lived assets.  The disposal groups’ long-lived assets consist entirely of property, plant and equipment and right-of-use lease assets.  As a result, the Company recorded non-cash impairment charges totaling $165.1 million during fiscal 2021 to reduce the net carrying value of the disposal groups’ long-lived assets to zero. The impairment charges related to the liquid- and air-cooled automotive businesses totaled $138.3 million and $26.8 million, respectively. Also during fiscal 2021, the Company recorded an impairment charge of $1.7 million within the Automotive segment related to equipment that will not convey as part of the sale transactions and is not expected to be used within the Company’s other businesses. These charges are reported within the impairment charges line on the consolidated statements of operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company classified the assets and liabilities of the liquid- and air-cooled automotive businesses as held for sale on the March 31, 2021 consolidated balance sheet.  The major classes of assets and liabilities held for sale were as follows:

March 31, 2021
ASSETS
Cash and cash equivalents	$8.0
Trade accounts receivables - net	54.4
Inventories	24.7
Other current assets	12.8
Property, plant and equipment - net	164.0
Other noncurrent assets	8.8
Impairment of carrying value	(165.1)
Total assets held for sale	$107.6

LIABILITIES
Short-term debt	$5.0
Accounts payable	46.3
Accrued compensation and employee benefits	15.5
Other current liabilities	12.2
Pensions	17.8
Other noncurrent liabilities	6.5
Total liabilities held for sale	$103.3

The Company will reassess the liquid-cooled disposal group’s fair value less costs to sell at each reporting period that it is held for sale until the transaction is completed.  The Company expects to record a loss on sale of approximately $20.0 million to $30.0 million upon transaction completion.  The loss on sale recorded will be impacted by changes in working capital, costs to sell, net actuarial losses in accumulated other comprehensive loss related to the disposal group’s pension plans, and cumulative translation adjustments.  It is possible that the loss on sale recorded could differ materially from the Company’s estimate

Note 3: Revenue Recognition

The Company generates revenue from selling innovative thermal management products and solutions to diversified global markets and customers.  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms.  The Company records an allowance for credit losses and accrues for estimated warranty costs at the time of sale.  These estimates are based upon historical experience, current business trends, and current economic conditions.  The Company accounts for shipping and handling activities as fulfilment costs rather than separate performance obligations, and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales.  The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days.  As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price.  The Company has not disclosed the value of unsatisfied performance obligations because the revenue associated with customer contracts for which the original expected performance period is greater than one year is immaterial.

The following is a description of the Company’s principal revenue-generating activities:

Building HVAC Systems (“BHVAC”)
The BHVAC segment principally generates revenue from providing a variety of heating, ventilating, and air conditioning products, primarily for commercial buildings and data centers in North America and the U.K., as well as mainland Europe and the Middle East.

Heating products are manufactured in the U.S. and are largely sold to independent distributors, who in turn market the heating products to end customers. Because these products are sold to many different customers without contractual or practical limitations, the BHVAC segment recognizes revenue at the time control is transferred to the customer, generally the independent distributor, based upon shipping terms, which is generally upon shipment.

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

Heavy Duty Equipment (“HDE”) and Automotive
The HDE and Automotive segments principally generate revenue from providing engineered heat transfer systems and components for use in on- and off-highway original equipment. These segments provide powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, EGR coolers, and fuel coolers, to original equipment manufacturers (“OEMs”) in the commercial vehicle, off-highway and automotive and light vehicle markets in the Americas, Europe, and Asia regions. In addition, the segments design customer-owned tooling for OEMs. The HDE segment also serves Brazil’s commercial vehicle and automotive aftermarkets.

While the segments provide customized production and service parts to customers under multi-year programs, these programs typically do not contain contractually-guaranteed volumes to be purchased by the customer. As a result, individual purchase orders typically represent the quantities ordered by the customer. With the exception of a small number of HDE customers, the terms within the customer agreement, purchase order, or customer-owned tooling contract do not provide the Company with an enforceable right to payment for performance completed to date. As a result, both the HDE and Automotive segments recognize revenue primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

In regard to the HDE customers with contractual cancellation terms that provide an enforceable right to payment for performance completed to date, the Company recognizes revenue over time based upon its estimated progress towards satisfaction of the performance obligations. The HDE segment measures progress by evaluating the production status of ordered products not yet shipped to the customer.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Disaggregation of Revenue
The tables below present revenue to external customers for each of the Company’s business segments by primary end market, geographic location, and based upon the timing of revenue recognition:

	Year ended March 31, 2021
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$181.6	$420.6	$-	$-	$602.2
Data center cooling	58.7	47.3	-	-	106.0
Industrial cooling	-	55.4	-	-	55.4
Commercial vehicle	-	-	250.4	14.4	264.8
Off-highway	-	-	260.7	3.4	264.1
Automotive and light vehicle	-	-	97.9	357.8	455.7
Other	0.3	8.7	73.1	22.7	104.8
Net sales	$240.6	$532.0	$682.1	$398.3	$1,853.0

Geographic location:
Americas	$144.2	$267.7	$388.2	$51.0	$851.1
Europe	96.4	219.8	133.2	282.0	731.4
Asia	-	44.5	160.7	65.3	270.5
Net sales	$240.6	$532.0	$682.1	$398.3	$1,853.0

Timing of revenue recognition:
Products transferred at a point in time	$240.6	$486.3	$655.2	$398.3	$1,780.4
Products transferred over time	-	45.7	26.9	-	72.6
Net sales	$240.6	$532.0	$682.1	$398.3	$1,853.0

	Year ended March 31, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$176.6	$463.1	$-	$-	$639.7
Data center cooling	42.7	107.5	-	-	150.2
Industrial cooling	-	43.5	-	-	43.5
Commercial vehicle	-	-	302.1	21.6	323.7
Off-highway	-	-	240.8	13.1	253.9
Automotive and light vehicle	-	-	108.4	400.4	508.8
Other	1.8	9.8	94.6	9.8	116.0
Net sales	$221.1	$623.9	$745.9	$444.9	$2,035.8

Geographic location:
Americas	$139.1	$345.9	$484.5	$70.3	$1,039.8
Europe	82.0	232.6	141.2	321.0	776.8
Asia	-	45.4	120.2	53.6	219.2
Net sales	$221.1	$623.9	$745.9	$444.9	$2,035.8

Timing of revenue recognition:
Products transferred at a point in time	$221.1	$518.2	$715.1	$444.9	$1,899.3
Products transferred over time	-	105.7	30.8	-	136.5
Net sales	$221.1	$623.9	$745.9	$444.9	$2,035.8

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2019
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$167.7	$506.3	$-	$-	$674.0
Data center cooling	41.3	145.7	-	-	187.0
Industrial cooling	-	47.8	-	-	47.8
Commercial vehicle	-	-	352.6	35.0	387.6
Off-highway	-	-	298.1	16.0	314.1
Automotive and light vehicle	-	-	116.7	426.1	542.8
Other	3.4	7.8	104.9	11.8	127.9
Net sales	$212.4	$707.6	$872.3	$488.9	$2,281.2

Geographic location:
Americas	$124.9	$413.6	$543.0	$71.0	$1,152.5
Europe	87.5	244.8	177.4	369.4	879.1
Asia	-	49.2	151.9	48.5	249.6
Net sales	$212.4	$707.6	$872.3	$488.9	$2,281.2

Timing of revenue recognition:
Products transferred at a point in time	$212.4	$571.1	$829.1	$488.9	$2,101.5
Products transferred over time	-	136.5	43.2	-	179.7
Net sales	$212.4	$707.6	$872.3	$488.9	$2,281.2

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2021	March 31, 2020
Contract assets	$5.7	$21.7
Contract liabilities	5.6	5.6

At March 31, 2021, contract assets and contract liabilities exclude amounts classified as held for sale. See Note 2 for additional information.

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $16.0 million decrease in contract assets during fiscal 2021 primarily resulted from a decrease in contract assets for revenue recognized over time and $7.1 million of contract assets within the liquid- and air-cooled automotive businesses that have been classified as held for sale on the March 31, 2021 consolidated balance sheet.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. During fiscal 2021, increases related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations was offset by $2.9 million of contract liabilities within the liquid- and air-cooled automotive businesses that have been classified as held for sale on the March 31, 2021 consolidated balance sheet.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. In addition, the Company assesses the fair value of a disposal group for each reporting period it is held for sale. See Note 2 for additional information regarding assets and liabilities held for sale. The fair value of the Company’s long-term debt is disclosed in Note 17.

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2021 and 2020, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $2.8 million and $3.8 million, respectively. The $1.0 million decrease in the fair value of the investments since March 31, 2020 was primarily due to participant withdrawals during fiscal 2021.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2021
	Level 1	Level 2	Total

Money market investments	$-	$2.5	$2.5
Fixed income securities	-	8.9	8.9
Pooled equity funds	37.3	-	37.3
U.S. government and agency securities	-	14.5	14.5
Other	0.1	1.0	1.1
Fair value excluding investments measured at net asset value	37.4	26.9	64.3
Investments measured at net asset value			119.0
Total fair value			$183.3

	March 31, 2020
	Level 1	Level 2	Total

Money market investments	$-	$2.4	$2.4
Fixed income securities	-	8.7	8.7
Pooled equity funds	17.9	-	17.9
U.S. government and agency securities	-	13.1	13.1
Other	0.1	0.7	0.8
Fair value excluding investment measured at net asset value	18.0	24.9	42.9
Investments measured at net asset value			88.2
Total fair value			$131.1

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2021 and 2020, the Company held no Level 3 assets within its pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
As a practical expedient, the Company valued certain investments, including pooled equity, fixed income and a real estate fund, using their net asset value (“NAV”) per unit, and therefore, has not classified these investments within the fair value hierarchy.  The terms and conditions for redemptions vary for the investments valued at NAV.  The real estate and fixed income investment funds may be redeemed quarterly and monthly, respectively, with a 90-day and 60-day notice period, respectively.  Other investments valued at NAV do not have significantly-restrictive redemption frequency or notice period requirements.  The Company does not intend to sell or otherwise dispose of these investments at prices different than the NAV per unit.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”) for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2021 were issued under the Company’s 2020 Incentive Compensation Plan.  In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants in fiscal 2021.  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2021, approximately 1.7 million shares authorized under the 2020 Incentive Compensation Plan remain available for future grants.  Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $6.3 million, $6.6 million, and $7.9 million in fiscal 2021, 2020, and 2019, respectively.

Stock Options
The Company recorded $0.9 million, $1.3 million, and $1.2 million of compensation expense related to stock options in fiscal 2021, 2020, and 2019, respectively.  The fair value of stock options that vested during fiscal 2021, 2020, and 2019, was $1.3 million, $1.2 million, and $1.2 million, respectively.  As of March 31, 2021, the total compensation expense not yet recognized related to non-vested stock options was $1.8 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.8 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2021	2020	2019
Fair value of options	$3.46	$5.56	$7.81
Expected life of awards in years	6.1	6.3	6.3
Risk-free interest rate	0.4%	2.2%	2.8%
Expected volatility of the Company’s stock	54.1%	39.2%	39.7%
Expected dividend yield on the Company’s stock	0.0%	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant.  The risk-free interest rate was based upon yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based upon changes in the Company’s historical common stock prices over the same time period as the expected life of the awards.  The expected dividend yield is zero, as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based upon historical patterns and the terms of the options.  Outstanding options granted vest 25 percent annually for four years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
A summary of stock option activity for fiscal 2021 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.4	$12.49
Granted	0.4	6.88
Exercised	(0.4)	10.56
Forfeited or expired	(0.3)	10.94
Outstanding, ending	1.1	$11.63	7.1	$3.9

Exercisable, March 31, 2021	0.5	$13.80	5.1	$0.9

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2021 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2021	2020	2019
Intrinsic value of stock options exercised	$1.4	$0.1	$0.7
Proceeds from stock options exercised	4.1	0.1	1.1

Restricted Stock
The Company recorded $4.3 million, $4.5 million, and $4.3 million of compensation expense related to restricted stock in fiscal 2021, 2020, and 2019, respectively.  The fair value of restricted stock awards that vested during fiscal 2021, 2020, and 2019 was $4.5 million, $4.4 million, and $4.3 million, respectively.  At March 31, 2021, the Company had $6.1 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.7 years. The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  The restricted stock awards granted annually vest 25 percent per year for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

A summary of restricted stock activity for fiscal 2021 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning	0.5	$14.48
Granted	0.8	7.53
Vested	(0.5)	9.64
Forfeited	(0.1)	13.40
Non-vested balance, ending	0.7	$10.05

Restricted Stock – Performance-Based Shares
The Company recorded $1.1 million, $0.8 million, and $2.4 million of compensation expense related to performance-based stock awards in fiscal 2021, 2020, and 2019, respectively.  At March 31, 2021, the Company had $0.5 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over one year.  The Company values performance-based stock awards using the closing market price of its common shares on the date of grant.

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded after the end of that three-year performance period, if the performance targets have been achieved.  The performance metrics for the performance-based stock awards granted in fiscal 2020 and 2019 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.  As noted above, the Company granted performance cash awards in fiscal 2021 in lieu of performance-based stock awards.  The performance metrics for these cash awards are the same as the metrics for the fiscal 2020 and 2019 performance-based stock awards.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 6: Restructuring Activities

During fiscal 2021, restructuring actions consisted primarily of targeted headcount reductions and plant consolidation activities.  The targeted headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment.  In addition, the Company eliminated the Vice President, CIS and Chief Operating Officer senior executive position and, as a result, recorded $1.3 million of severance-related expenses.  These headcount reductions support the Company’s objective of reducing operational and SG&A cost structures.

Also during fiscal 2021, the Company transferred production from its manufacturing facility in Zhongshan, China to another CIS segment manufacturing facility in China.  As a result of this plant consolidation, the Company recorded $3.7 million of severance expenses during fiscal 2021.  The Company is also in the process of transferring product lines to its CIS manufacturing facility in Mexico.  These plant consolidation activities support the Company’s objective of achieving operational improvements and organizational efficiencies.

During fiscal 2020 and 2019, restructuring actions consisted primarily of targeted headcount reductions and plant consolidation activities.  The headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment.  The plant consolidation activities included transferring product lines to the Company’s CIS manufacturing facility in Mexico.

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2021	2020	2019
Employee severance and related benefits	$11.7	$10.2	$8.7
Other restructuring and repositioning expenses	1.7	2.0	0.9
Total	$13.4	$12.2	$9.6

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2021	2020
Beginning balance	$5.0	$10.0
Additions	11.7	10.2
Payments	(10.5)	(15.1)
Reclassified as held for sale	(2.5)	-
Effect of exchange rate changes	0.3	(0.1)
Ending balance	$4.0	$5.0

During fiscal 2021, the Company recorded asset impairment charges totaling $166.8 million within its Automotive segment.  See Note 2 for additional information.

During fiscal 2020, the Company recorded asset impairment charges totaling $7.5 million within its Automotive segment to write down property and equipment assets in Austria and Germany to estimated fair value.

Also during fiscal 2020, the Company recorded a $0.6 million impairment charge to reduce the carrying value of the previously-closed CIS Austrian facility to its estimated fair value, less costs to sell.  During fiscal 2019, the Company recorded asset impairment charges of $0.4 million related to this closed facility.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2021	2020	2019
Interest income	$0.5	$0.4	$0.4
Foreign currency transactions (a)	0.6	(2.4)	(2.3)
Net periodic benefit cost (b)	(3.3)	(3.0)	(2.9)
Equity in earnings of non-consolidated affiliate (c)	-	0.2	0.7
Total other expense - net	$(2.2)	$(4.8)	$(4.1)

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
(c)
During fiscal 2020, the Company sold its ownership interest in Nikkei Heat Exchanger Company, Ltd. As a result of the sale, the Company recorded a gain of $0.1 million, which is included within the fiscal 2020 amount.  See Note 1 for additional information.

Note 8: Income Taxes

The U.S. and foreign components of loss or earnings before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2021	2020	2019
Components of (loss) earnings before income taxes:
United States	$(48.7)	$(26.1)	$22.4
Foreign	(70.6)	36.5	58.4
Total (loss) earnings before income taxes	$(119.3)	$10.4	$80.8

Income tax provision (benefit):
Federal:
Current	$(0.1)	$(3.4)	$(20.4)
Deferred	58.3	(1.7)	(4.2)
State:
Current	0.4	(0.1)	0.7
Deferred	9.2	(2.3)	1.9
Foreign:
Current	22.0	14.9	19.0
Deferred	0.4	5.0	(2.1)
Total income tax provision (benefit)	$90.2	$12.4	$(5.1)

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

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2021	2020	2019
Statutory federal tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.9	(12.0)	3.6
Taxes on non-U.S. earnings and losses	(9.1)	32.9	3.9
Valuation allowances	(92.9)	156.9	4.0
Tax credits	2.2	(36.7)	(26.1)
Compensation	(1.3)	4.0	(0.1)
Tax rate or law changes	(0.2)	3.6	(12.0)
Uncertain tax positions, net of settlements	0.1	(37.9)	0.4
Notional interest deductions	1.3	(12.5)	(2.5)
Dividends and taxable foreign inclusions	3.0	(11.0)	1.6
Other	(0.6)	10.9	(0.1)
Effective tax rate	(75.6%)	119.2%	(6.3%)

During fiscal 2021, the Company’s effective tax rate was largely driven by both significant impairment charges and income tax charges related to valuation allowances.  See Note 2 for information regarding the impairment charges recorded during fiscal 2021.  The income tax benefits associated with these impairment charges totaled $24.4 million and $13.3 million in the U.S. and in certain foreign jurisdictions, respectively, and increased the deferred tax assets in the applicable jurisdictions.  The deferred tax assets, in turn, were evaluated for realizability, as further described below.

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

Based upon its analyses during fiscal 2021, the Company determined it was more likely than not that its deferred tax assets in the U.S. and in certain foreign jurisdictions will not be realized in the future.  As a result, the Company recorded income tax charges totaling $116.5 million to increase the valuation allowance on deferred tax assets in the U.S. ($103.3 million) and in certain foreign jurisdictions ($13.2 million).  The majority of the U.S. tax charge was recorded in the third quarter of fiscal 2021, which established a full valuation on the U.S. deferred tax assets.  The Company’s analyses in the third quarter of fiscal 2021 included consideration of the impairment charges recorded in connection with the pending sale of the liquid-cooled automotive business; see Note 2 for additional information.  These impairment charges contributed to the Company entering into a three-year cumulative loss position in the U.S. and in certain foreign jurisdictions as of December 31, 2020.  The Company’s analyses as of December 31, 2020 also considered year-to-date taxable income, which had been negatively impacted by the COVID-19 pandemic and lower sales to data center cooling customers, and future projections of taxable income in the relevant jurisdictions.  After considering both the positive and negative evidence, the Company determined it is more likely than not that these deferred tax assets will not be realized.  Also during fiscal 2021, the Company recorded a net increase of deferred tax asset valuation allowances totaling $22.0 million and recorded a $(9.3) million income tax benefit resulting from the allocation of the income tax provision between net earnings and other comprehensive income, in accordance with the Company’s accounting policy described above.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
During fiscal 2020, the Company recorded net income tax charges totaling $2.9 million as a result of legal entity restructuring completed in preparation of a potential sale of the liquid-cooled automotive business and a $1.4 million income tax benefit resulting from the recognition of a tax incentive in Italy.  Also in fiscal 2020, the Company changed its determination of whether it was more likely than not certain deferred tax assets in the U.S. and in a foreign jurisdiction would be realized and, as a result, adjusted the respective valuation allowances and recorded an income tax charge of $8.4 million and an income tax benefit of $1.3 million, respectively.  In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $9.2 million and recorded a $4.5 million income tax benefit associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations and settlements.

During fiscal 2019, the Company recorded income tax benefits totaling $14.5 million as a result of amending previous-year tax returns to recognize foreign tax credits that were expected to be realized based upon future sources of income and recorded a $(2.5) million income tax benefit related to a manufacturing deduction in the United States.  Shortly after the Tax Act was enacted, the SEC issued accounting guidance which provided a one-year measurement period during which a company could complete its accounting for the impacts of the Tax Act.  During fiscal 2019, the Company completed its accounting for the Tax Act, which resulted in an income tax benefit totaling $7.7 million.  The Company utilized its deferred tax attributes against the transition tax and finalized its fiscal 2018 U.S. federal income tax return.  As a result, the Company decreased the provisional charge recorded for the reduction in the U.S. federal corporate tax rate by $9.3 million, since more deferred tax assets were utilized to offset taxable income at a higher fiscal 2018 U.S. federal corporate tax rate.  The Company also decreased the transition tax liability to $18.9 million, a reduction of $0.1 million.  In addition, the Company recorded a charge of $1.7 million for a reduction to state deferred tax assets.  Also in fiscal 2019, the Company changed its determination of whether it was more likely than not certain deferred tax assets of two separate subsidiaries in a foreign jurisdiction would be realized and, as a result, adjusted the respective valuation allowances and recorded an income tax benefit totaling $1.0 million.  In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $4.3 million and recorded a $2.2 million income tax benefit associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations.

The Company has recorded valuation allowances against its net deferred tax assets to the extent it has determined it is more likely than not that such assets will not be realized in the future.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  As further discussed in Note 20, the COVID-19 pandemic has resulted in risks and uncertainties for the Company. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$0.3	$0.3
Inventories	4.5	4.5
Plant and equipment	7.5	4.7
Lease liabilities	14.0	15.7
Pension and employee benefits	24.0	45.1
Net operating and capital losses	52.7	70.2
Credit carryforwards	51.8	56.8
Other, principally accrued liabilities	8.9	8.1
Total gross deferred tax assets	163.7	205.4
Less: valuation allowances	(90.7)	(46.9)
Net deferred tax assets	73.0	158.5

Deferred tax liabilities:
Plant and equipment	9.8	13.1
Lease assets	13.8	15.6
Goodwill	5.1	4.8
Intangible assets	25.1	26.4
Other	0.6	1.9
Total gross deferred tax liabilities	54.4	61.8
Net deferred tax assets	$18.6	$96.7

At March 31, 2021, the net deferred tax assets presented in the table above exclude deferred tax assets and liabilities classified as held for sale.  At March 31, 2021, the Company recorded a full valuation allowance for the net deferred tax assets of the held for sale businesses.  See Note 2 for additional information regarding the businesses held for sale.

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2021	2020
Beginning balance	$9.7	$13.8
Gross increases - tax positions in prior period	0.1	0.3
Gross decreases - tax positions in prior period	(0.6)	(1.0)
Gross increases - tax positions in current period	0.9	1.1
Settlements	-	(2.1)
Lapse of statute of limitations	(0.5)	(2.4)
Ending balance	$9.6	$9.7

The Company’s liability for unrecognized tax benefits as of March 31, 2021 was $9.6 million and, if recognized, $1.5 million would have an effective tax rate impact.  The Company estimates a $2.4 million decrease in unrecognized tax benefits during fiscal 2022 due to lapses in statutes of limitations and settlements.  If recognized, these reductions would not have a significant impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2021 and 2020, interest and penalties included within income tax expense were not significant. At March 31, 2021 and 2020, accrued interest and penalties totaled $0.6 million and $0.5 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2021, the Company was under income tax examination in a number of jurisdictions.  The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2015 - Fiscal 2020
Italy	Fiscal 2016 - Fiscal 2020
United States	Fiscal 2017 - Fiscal 2020

At March 31, 2021, the Company had federal and state tax credits of $60.5 million that, if not utilized against U.S. taxes, will expire between fiscal 2022 and 2041.  The Company also had state and local tax loss carryforwards totaling $135.8 million that, if not utilized against state apportioned taxable income, will expire between fiscal 2022 and 2041.  In addition, the Company had tax loss and foreign attribute carryforwards totaling $211.4 million in various tax jurisdictions throughout the world. Carryforwards in the U.S. and in certain foreign jurisdictions are offset by valuation allowances.  If not utilized against taxable income, $6.8 million of these carryforwards will expire between fiscal 2022 and 2034, and $204.6 million, mainly related to the U.S, Germany and Italy, will not expire due to an unlimited carryforward period.

The Company’s practice and intention is to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, the Company has not recorded foreign withholding taxes or deferred income taxes for these earnings.  The Company has estimated the net amount of unrecognized foreign withholding tax and deferred tax liabilities would total approximately $10.0 million if the accumulated foreign earnings were distributed; however, the actual tax cost would be dependent on circumstances existing when remittance occurs.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2021	2020	2019
Basic Earnings Per Share:
Net (loss) earnings attributable to Modine	$(210.7)	$(2.2)	$84.8
Less: Undistributed earnings attributable to unvested shares	-	-	(0.4)
Net (loss) earnings available to Modine shareholders	$(210.7)	$(2.2)	$84.4

Weighted-average shares outstanding - basic	51.3	50.8	50.5

Net (loss) earnings per share - basic	$(4.11)	$(0.04)	$1.67

Diluted Earnings Per Share:
Net (loss) earnings attributable to Modine	$(210.7)	$(2.2)	$84.8
Less: Undistributed earnings attributable to unvested shares	-	-	(0.2)
Net (loss) earnings available to Modine shareholders	$(210.7)	$(2.2)	$84.6

Weighted-average shares outstanding - basic	51.3	50.8	50.5
Effect of dilutive securities	-	-	0.8
Weighted-average shares outstanding - diluted	51.3	50.8	51.3

Net (loss) earnings per share - diluted	$(4.11)	$(0.04)	$1.65

For fiscal 2021, 2020 and 2019, the calculation of diluted earnings per share excluded 1.0 million, 1.1 million, and 0.4 million stock options, respectively, because they were anti-dilutive. For fiscal 2021, 2020 and 2019, the calculation of diluted earnings per share excluded 0.4 million, 0.5 million, and 0.3 million restricted stock awards, respectively, because they were anti-dilutive. For fiscal 2021 and 2020, the total number of potentially-dilutive securities was 0.2 million and 0.3 million, respectively.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2021	2020
Cash and cash equivalents	$37.8	$70.9
Restricted cash	0.1	0.4
Cash and restricted cash held for sale	8.2	-
Total cash, cash equivalents, restricted cash and cash held for sale	$46.1	$71.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	March 31,
	2021	2020
Raw materials	$117.1	$123.6
Work in process	38.5	34.6
Finished goods	40.0	49.2
Total inventories	$195.6	$207.4

At March 31, 2021, inventories excluded amounts classified as held for sale.  See Note 2 for additional information.

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2021	2020
Land	$16.4	$19.7
Buildings and improvements (10-40 years)	203.5	276.7
Machinery and equipment (3-15 years)	623.2	870.3
Office equipment (3-10 years)	81.3	95.2
Construction in progress	19.0	40.5
	943.4	1,302.4
Less: accumulated depreciation	(673.5)	(854.4)
Net property, plant and equipment	$269.9	$448.0

At March 31, 2021, property, plant and equipment excluded amounts classified as held for sale.  In addition, upon classifying the liquid- and air-cooled automotive businesses as held for sale, the Company ceased depreciating the property, plant and equipment within the disposal groups.  See Note 2 for additional information.

Depreciation expense totaled $60.1 million, $68.2 million, and $67.9 million for fiscal 2021, 2020, and 2019, respectively. Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses.  For fiscal 2021, 2020, and 2019, losses related to the disposal of property, plant and equipment totaled $0.7 million, $0.6 million, and $0.9 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 13: Intangible Assets

Intangible assets consisted of the following:

	March 31, 2021			March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.8	$(16.9)	$45.9	$60.8	$(12.6)	$48.2
Trade names	51.5	(11.4)	40.1	58.3	(16.2)	42.1
Acquired technology	23.9	(9.3)	14.6	23.6	(7.6)	16.0
Total intangible assets	$138.2	$(37.6)	$100.6	$142.7	$(36.4)	$106.3

The Company recorded $8.5 million, $8.9 million, and $9.0 million of amortization expense during fiscal 2021, 2020, and 2019, respectively.  The Company estimates that it will record $8.4 million of amortization expense in fiscal 2022 and approximately $8.0 million of annual amortization expense in fiscal 2023 through 2026.

Note 14: Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	BHVAC	CIS	Automotive	Total
Balance, March 31, 2019	$14.1	$153.9	$0.5	$168.5
Impairment charge	-	-	(0.5)	(0.5)
Effect of exchange rate changes	(0.6)	(1.3)	-	(1.9)
Balance, March 31, 2020	13.5	152.6	-	166.1
Effect of exchange rate changes	1.3	3.3	-	4.6
Balance, March 31, 2021	$14.8	$155.9	$-	$170.7

The Company tests goodwill for impairment annually, as of March 31, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  To test goodwill for impairment, the Company determines the fair value of each reporting unit based upon the present value of estimated future cash flows and compares the fair value of each reporting unit with its carrying value.  The Company’s determination of fair value involves judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.

As a result of its annual goodwill impairment tests performed as of March 31, 2021, the Company determined that the fair value of each of the reporting units within its BHVAC and CIS segments exceeded their respective book values.

In fiscal 2020, the Company determined that the goodwill recorded within its Automotive segment was fully impaired and recorded a $0.5 million impairment charge as a result.

At both March 31, 2021 and 2020, accumulated goodwill impairment losses totaled $31.6 million and $9.2 million, within the HDE and Automotive segments, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 15: Product Warranties and Other Commitments

Product Warranties
Many of the Company’s products are covered under a warranty period ranging from one to five years.  The Company records a liability for product warranty obligations at the time of sale and adjusts its warranty accruals if it becomes probable that expected claims will differ from previous estimates.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2021	2020
Beginning balance	$7.9	$9.2
Warranties recorded at time of sale	5.5	5.3
Adjustments to pre-existing warranties	(0.9)	(1.6)
Settlements	(5.6)	(4.8)
Reclassified as held for sale	(2.0)	-
Effect of exchange rate changes	0.3	(0.2)
Ending balance	$5.2	$7.9

Indemnification Agreements
From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2021 was not material.

Commitments
At March 31, 2021, the Company had capital expenditure commitments of $10.0 million, excluding commitments of the held for sale liquid- and air-cooled automotive businesses. Significant commitments include tooling and equipment expenditures for new and renewal programs with vehicular customers. The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

Note 16: Leases

Effective April 1, 2019, the Company adopted new lease accounting guidance; see Note 1 for additional information.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the lease commencement date, based upon the present value of lease payments over the lease term.  As its lease agreements typically do not provide an implicit interest rate, the Company primarily uses an incremental borrowing rate to calculate the ROU asset and lease liability. In determining the incremental borrowing rate, the Company considers its current collateralized borrowing rate, the term of the lease, and the economic environment where the lease activity is concentrated. The Company believes this method effectively estimates a borrowing rate that it could obtain for a debt instrument with similar terms as the lease agreement.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Based upon its accounting policy, the Company does not separate lease and non-lease components for any asset class. In addition, the Company does not record short-term leases (i.e. leases with an initial term of 12 months or less) on its consolidated balance sheets.

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

The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and offices. In addition, the Company leases manufacturing and IT equipment and vehicles.  The Company’s most significant leases have remaining lease terms of 1 to 13 years. Certain leases contain renewal options for varying periods, which are at the Company’s discretion. If reasonably certain of exercise, the Company includes the renewal periods within the calculation of ROU assets and lease liabilities.  The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets. The March 31, 2021 amounts exclude operating lease ROU assets and liabilities, which each totaled $6.1 million, that are classified as held for sale on the Company’s consolidated balance sheet; see Note 2 for additional information.

	-	Balance Sheet Location	-	March 31, 2021	March 31, 2020
Lease Assets
Operating lease ROU assets		Other noncurrent assets		$54.1	$61.4
Finance lease ROU assets (a)		Property, plant and equipment - net		8.3	8.5

Lease Liabilities
Operating lease liabilities		Other current liabilities		$11.2	$10.9
Operating lease liabilities		Other noncurrent liabilities		44.8	50.3
Finance lease liabilities		Long-term debt - current portion		0.4	0.4
Finance lease liabilities		Long-term debt		3.2	3.3

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $2.4 million and $1.8 million as of March 31, 2021 and 2020, respectively.

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

The components of lease expense were as follows:

	Years ended March 31,
	2021	2020
Operating lease expense (a)	$19.5	$21.2
Finance lease expense:
Depreciation of ROU assets	0.5	0.5
Interest on lease liabilities	0.2	0.2
Total lease expense	$20.2	$21.9

(a)	In fiscal 2021 and 2020, operating lease expense included short-term lease expense of $3.5 million and $4.1 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Supplemental Cash Flow Information

	Years ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.2	$14.7
Financing cash flows for finance leases	0.6	0.5

ROU assets obtained in exchange for lease liabilities
Operating leases	$9.8	$9.0
Finance leases	0.1	0.2

Lease Term and Discount Rates

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term:
Operating leases	6.9 years	9.3 years
Finance leases	7.8 years	8.8 years

Weighted-average discount rate:
Operating leases	3.3%	3.5%
Finance leases	4.7%	4.7%

Maturity of Lease Liabilities
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2021:

Fiscal Year	Operating Leases	Finance Leases
2022	$12.8	$0.6
2023	10.9	0.6
2024	8.1	0.6
2025	6.7	0.6
2026	6.1	0.5
2027 and beyond	18.5	1.4
Total lease payments	63.1	4.3
Less: Interest	(7.1)	(0.7)
Present value of lease liabilities	$56.0	$3.6

The future minimum rental payments summarized above exclude payments for lease liabilities held for sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 17: Indebtedness

Long-term debt consisted of the following:

io	_	Fiscal year of maturity	_ March 31, 2021	March 31, 2020

Term loans		_2025_	$$178.9	$$189.4
Revolving credit facility		2025	4.8	127.2
5.9% Senior Notes		2029	100.0	100.0
5.8% Senior Notes		2027	50.0	50.0
Other (a)			3.6	6.0
			337.3	472.6
Less: current portion			(21.9)	(15.6)
Less: unamortized debt issuance costs			(4.2)	(5.0)
Total long-term debt			$$311.2	$$452.0

(a)	Other long-term debt primarily includes finance lease obligations and borrowings by foreign subsidiaries.

Long-term debt matures as follows:

Fiscal Year
2022	$21.9
2023	21.9
2024	21.9
2025	153.2
2026	33.8
2027 and beyond	84.6
Total	$337.3

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024. In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities, with repayments continuing into fiscal 2025, and shorter-duration swingline loans. Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At March 31, 2021, the weighted-average interest rates for these variable-rate borrowings was 2.5 percent. Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2021, the Company’s borrowings under its revolving credit and swingline facilities totaled $4.8 million and $1.4 million, respectively, and domestic letters of credit totaled $5.7 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $238.1 million as of March 31, 2021.

The Company also maintains credit agreements for its foreign subsidiaries. The $5.0 million of outstanding short-term borrowings related to these foreign credit agreements at March 31, 2021 were classified as held for sale; see Note 2 for additional information on businesses held for sale. The outstanding short-term borrowings at March 31, 2020 totaled $14.8 million.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
In May 2020 and in response to risks and uncertainties introduced by the COVID-19 pandemic, the Company executed amendments to its primary credit agreements in the U.S. to provide additional financial covenant flexibility.  The amendments temporarily raised the leverage ratio covenant limit during fiscal 2021 and 2022.  In May 2021, based upon its outlook for fiscal 2022, the Company determined that such financial covenant flexibility was no longer necessary and amended the primary agreements.  The May 2021 amendments reinstated the 3.25 to 1 leverage ratio covenant limit.

The leverage ratio covenant requires the Company to limit the ratio of its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The leverage ratio covenant limit for the fourth quarter of fiscal 2021 was 5.75 to 1. The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2021, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 1.9 and 9.3, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of March 31, 2021 and 2020, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $146.0 million and $131.3 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans
The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation. During fiscal 2021, as part of its response to the negative impacts of the COVID-19 pandemic, the Company suspended matching employee contributions for part of the year. The Company’s expense for defined contribution employee benefit plans during fiscal 2021, 2020, and 2019 was $3.0 million, $6.6 million, and $6.4 million, respectively.

In addition, the Company maintains non-qualified deferred compensation plans for eligible employees, and various non-U.S. subsidiaries have government-required defined contribution plans in place, under which they contribute a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans
Certain non-U.S. subsidiaries have statutory termination indemnity plans covering eligible employees.  The benefits under these plans are based upon years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are substantially unfunded in accordance with local laws.

Pension Plans
The Company maintains non-contributory defined benefit pension plans that cover eligible domestic employees.  These plans are closed to new participants.  The primary domestic plans cover most domestic employees hired on or before December 31, 2003 and provide benefits based primarily upon years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based upon a monthly retirement benefit amount.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded.  The primary non-U.S. plans are maintained in Germany, Austria, and Italy and are closed to new participants. Liabilities associated with pension plans maintained in Austria and Germany have been classified as liabilities held for sale on the March 31, 2021 consolidated balance sheet since the pension plans will convey to the buyers of the Company’s liquid- and air-cooled automotive businesses.  The held for sale pension liabilities totaled $17.8 million as of March 31, 2021.  See Note 2 for additional information.

The Company contributed $19.3 million, $3.5 million, and $8.0 million to its U.S. pension plans during fiscal 2021, 2020, and 2019, respectively.  In addition, the Company contributed $2.2 million, $2.3 million, and $5.9 million to its non-U.S. pension plans during fiscal 2021, 2020, and 2019, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Postretirement Plans
The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans in each of fiscal 2021, 2020, and 2019 was $0.3 million.

Measurement Date
The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$264.7	$258.8
Service cost	0.4	0.4
Interest cost	7.9	9.1
Actuarial loss	2.7	15.5
Benefits paid	(17.1)	(18.2)
Curtailment gains (a)	(0.1)	(0.3)
Effect of exchange rate changes	2.1	(0.6)
Benefit obligation at end of year	$260.6	$264.7

Change in plan assets:
Fair value of plan assets at beginning of year	$131.1	$155.1
Actual return on plan assets	47.8	(11.6)
Benefits paid	(17.1)	(18.2)
Employer contributions	21.5	5.8
Fair value of plan assets at end of year	$183.3	$131.1
Funded status at end of year	$(77.3)	$(133.6)

Amounts recognized in the consolidated balance sheets:
Current liability	$(0.9)	$(2.7)
Noncurrent liability	(58.6)	(130.9)
Liabilities held for sale	(17.8)	-
	$(77.3)	$(133.6)

(a)
The curtailment gains in fiscal 2021 and 2020 are associated with headcount reductions in Europe within the Automotive segment.  The Company recognizes curtailment gains as a component of net periodic benefit cost in the period headcount reductions occur.  See Note 6 for additional information on the Company’s restructuring activities.

As of March 31, 2021, 2020, and 2019, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $36.4 million, $35.7 million, and $36.5 million respectively. The $0.7 million increase in the benefit obligation associated with non-U.S. pension plans as of March 31, 2021, compared with the prior year, was primarily due to a $2.2 million impact of foreign currency exchange rate changes and service and interest cost totaling $0.7 million, partially offset by employer contributions of $2.2 million for benefits paid to plan participants during the year. In fiscal 2020, the $0.8 million decrease primarily resulted from employer contributions of $2.2 million for benefits paid to plan participants during the year, partially offset by service and interest cost totaling $0.9 million.

The accumulated benefit obligation for pension plans was $258.9 million and $263.1 million as of March 31, 2021 and 2020, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $151.1 million and $191.5 million as of March 31, 2021 and 2020, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$0.4	$0.4	$0.5
Interest cost	7.9	9.1	9.6
Expected return on plan assets	(11.5)	(12.0)	(12.3)
Amortization of net actuarial loss	6.9	6.0	5.6
Settlements (a)	0.2	0.2	0.2
Net periodic benefit cost	$3.9	$3.7	$3.6

Other changes in benefit obligation recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$33.8	$(38.7)	$(7.7)
Amortization of net actuarial loss	7.1	6.2	5.8
Total recognized in other comprehensive income (loss)	$40.9	$(32.5)	$(1.9)

(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.

The Company amortized $7.1 million, $6.2 million, and $5.6 million of net actuarial loss in fiscal 2021, 2020, and 2019, respectively.  In each of these years, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans.  The Company estimates $6.6 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2022.  The fiscal 2022 estimated amortization includes less than $1.0 million related to the Company’s non-U.S. pension plans. In addition, the Company expects to recognize approximately $7.0 million of net actuarial losses in fiscal 2022 as part of the anticipated losses to be recorded upon sale of the liquid- and air-cooled automotive businesses.

The Company used a discount rate of 3.2% and 3.4% as of March 31, 2021 and 2020, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 1.0% as of both March 31, 2021 and 2020, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 3.4%, 4.0%, and 4.0% to determine its costs under its U.S. pension plans for fiscal 2021, 2020, and 2019, respectively.  The Company used a weighted-average discount rate of 1.4%, 1.7%, and 1.9% to determine its costs under its non-U.S. pension plans for fiscal 2021, 2020, and 2019, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2021 and 2020 were as follows:

	March 31, 2021		March 31, 2020
	Target allocation	Plan assets	Target allocation	Plan assets
Equity securities	76%	73%	65%	60%
Debt securities	18%	17%	21%	22%
Real estate investments	5%	9%	13%	16%
Cash and cash equivalents	1%	1%	1%	2%
	100%	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2021 and 2020, the Company’s pension plans did not directly own shares of Modine common stock.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2021, 2020, and 2019 U.S. pension plan expense, the expected rate of return on plan assets was 7.5 percent.  For fiscal 2022 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 7.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to contribute approximately $13.0 million to its U.S. plans during fiscal 2022.

Estimated pension benefit payments, excluding payments for pension liabilities held for sale, for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2022	$15.2
2023	15.5
2024	15.6
2025	15.6
2026	15.5
2027-2031	74.6

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

Commodity Derivatives
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

Foreign Exchange Contracts
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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

_	Balance Sheet Location	March 31, 2021	March 31, 2020
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$0.5	$-
Commodity derivatives	Other current liabilities	-	1.3
Foreign exchange contracts	Other current assets	0.1	0.1

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$-	$-

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2021	2020	2019	Location	2021	2020	2019
Commodity derivatives	$2.2	$(2.6)	$(0.3)	Cost of sales	$-	$(0.8)	$(0.4)
Foreign exchange contracts	-	(0.1)	(0.4)	Net sales	-	(0.1)	(0.4)
Foreign exchange contracts	(0.1)	0.2	1.0	Cost of sales	(0.1)	0.4	0.6
Total gains (losses)	$2.1	$(2.5)	$0.3		$(0.1)	$(0.5)	$(0.2)

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

_		Years ended March 31,
_	Statement of Operations Location	2021	2020	2019
Foreign exchange contracts	Net sales	$-	$(0.1)	$(0.7)
Foreign exchange contracts	Other income (expense) - net	0.6	(0.1)	(0.3)
Total gains (losses)		$0.6	$(0.2)	$(1.0)

Note 20: Risks, Uncertainties, Contingencies and Litigation

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, the Company experienced significant impacts on its operations.  Local government requirements or customer shutdowns caused the Company to suspend production at many of its manufacturing facilities in March and April 2020.  All of the temporarily-closed facilities reopened in the first or second quarter of fiscal 2021 and have generally returned to more normal production levels.  However, since reopening, production at certain of our plants has been negatively affected at times by employee absences due to COVID-19.  The Company is continuing to focus on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers.  Beginning largely in April 2020 and to mitigate the negative impacts of COVID-19, the Company took actions including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of the organization.  While the Company withdrew most of the cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered, it remains focused on controlling operating and administrative expenses

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company’s consolidated financial statements reflect estimates and assumptions made by management, including assumptions regarding the future impacts of the COVID-19 pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.  For example, the Company’s goodwill impairment review is particularly sensitive to assumptions that could be adversely impacted by the COVID-19 pandemic.  While the Company believes it used appropriate estimates and assumptions to prepare the consolidated financial statements, actual amounts could differ materially and future events or circumstances could have a potential negative effect on the assumptions used.  If the Company, its suppliers, or its customers experience further shutdowns or other significant business disruptions associated with the COVID-19 pandemic, its ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Market Risk
The Company sells a broad range of products that provide thermal solutions to customers operating in diverse markets, including commercial, industrial, and building HVAC&R markets and vehicular markets, including commercial vehicle, off-highway and automotive and light vehicle.  The COVID-19 pandemic negatively impacted many of these markets; while we expect the markets will continue to recover, risk and uncertainties remain present.

Credit Risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2021 and 2020, one vehicular customer accounted for more than ten percent of the Company’s total sales.  In fiscal 2019, two vehicular customers each accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers were 43 percent, 45 percent, and 50 percent of total sales in fiscal 2021, 2020, and 2019, respectively.  At March 31, 2021 and 2020, 35 percent and 34 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers.  These customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets.  The Company generally does not require collateral or advanced payments from its customers.  The Company has not experienced significant credit losses to customers in the markets served nor has experienced a significant increase in credit losses in connection with the COVID-19 pandemic.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the U.S.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $16.0 million and $18.2 million at March 31, 2021 and 2020, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 21: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2020	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	30.4	33.8	2.1	66.3
Reclassifications:
Amortization of unrecognized net loss (a)	-	6.7	-	6.7
Realized losses - net (b)	-	-	0.1	0.1
Income taxes	-	(10.4)	(0.6)	(11.0)
Total other comprehensive income	30.4	30.1	1.6	62.1

Balance, March 31, 2021	$(31.0)	$(130.8)	$0.6	$(161.2)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2019	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive loss before reclassifications	(18.2)	(38.7)	(2.5)	(59.4)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.8	-	5.8
Realized losses - net (b)	-	-	0.5	0.5
Foreign currency translation gains (c)	(0.6)	-	-	(0.6)
Income taxes	-	8.3	0.5	8.8
Total other comprehensive loss	(18.8)	(24.6)	(1.5)	(44.9)

Balance, March 31, 2020	$(61.4)	$(160.9)	$(1.0)	$(223.3)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 22:  Segment and Geographic Information

The Company’s product lines consist of heat-transfer components and systems.  The Company serves commercial, industrial, and building HVAC&R markets and vehicular markets.

The Company’s BHVAC segment provides heating, ventilating and air conditioning products to customers throughout the world.  The Company’s CIS segment provides coils, coolers, and coating solutions to global customers.  The Company’s HDE and Automotive segments represent its vehicular businesses and primarily serve the commercial vehicle, off-highway and automotive and light vehicle markets.  In addition, the HDE segment serves the commercial vehicle and automotive aftermarkets in Brazil.

Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

Effective April 1, 2020, the Company began managing its global automotive business separate from the other businesses within the previously reported Vehicular Thermal Solutions (“VTS”) segment.  The Company is managing the automotive business as the Automotive segment as it progresses towards the sale or eventual exit of its underlying automotive business operations.  The other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, are being managed as the HDE segment.  The segment realignment had no impact on the CIS and BHVAC segments or on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for fiscal 2020 and 2019 has been recast to conform to the fiscal 2021 presentation.

The following is a summary of net sales, gross profit, and operating income by segment.  See Note 3 for additional information regarding net sales by primary end market.

	Year ended March 31, 2021
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$240.3	$0.3	$240.6
CIS	528.1	3.9	532.0
HDE	648.3	33.8	682.1
Automotive	391.7	6.6	398.3
Segment total	1,808.4	44.6	1,853.0
Corporate and eliminations	-	(44.6)	(44.6)
Net sales	$1,808.4	$-	$1,808.4

	Year ended March 31, 2020
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$219.4	$1.7	$221.1
CIS	620.1	3.8	623.9
HDE	693.8	52.1	745.9
Automotive	442.2	2.7	444.9
Segment total	1,975.5	60.3	2,035.8
Corporate and eliminations	-	(60.3)	(60.3)
Net sales	$1,975.5	$-	$1,975.5

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2019
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$209.1	$3.3	$212.4
CIS	704.7	2.9	707.6
HDE	811.8	60.5	872.3
Automotive	487.1	1.8	488.9
Segment total	2,212.7	68.5	2,281.2
Corporate and eliminations	-	(68.5)	(68.5)
Net sales	$2,212.7	$-	$2,212.7

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.

	Years ended March 31,
	2021		2020		2019
Gross profit:	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
BHVAC	$83.0	34.5%	$71.5	32.3%	$63.4	29.9%
CIS	66.5	12.5%	92.9	14.9%	114.9	16.2%
HDE	88.4	13.0%	96.6	13.0%	127.8	14.7%
Automotive	56.0	14.1%	48.4	10.9%	59.0	12.1%
Segment total	293.9	15.9%	309.4	15.2%	365.1	16.0%
Corporate and eliminations	(0.5)	-	(1.9)	-	0.4	-
Gross profit	$293.4	16.2%	$307.5	15.6%	$365.5	16.5%

	Years ended March 31,
Operating income:	2021	2020	2019
BHVAC	$47.2	$36.4	$26.9
CIS	8.2	32.9	53.4
HDE	36.8	37.8	65.0
Automotive	(150.9)	(10.0)	(0.4)
Segment total	(58.7)	97.1	144.9
Corporate and eliminations (a)	(39.0)	(59.2)	(35.2)
Operating (loss) income	$(97.7)	$37.9	$109.7

(a)
The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance. During fiscal 2021, 2020 and 2019, the Company recorded $6.6 million, $39.2 million, and $7.1 million respectively, of costs directly associated with its review of strategic alternatives for the liquid-and air-cooled automotive businesses, including costs to separate and prepare the underlying businesses for potential sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of total assets by segment:

	March 31,
	2021	2020
BHVAC	$110.8	$102.3
CIS	609.2	617.7
HDE	438.7	417.4
Automotive (a)	124.2	272.5
Corporate and eliminations (b)	(6.2)	126.2
Total assets	$1,276.7	$1,536.1

(a)
During fiscal 2021, the Company recorded impairment charges totaling $166.8 million within the Automotive segment, primarily related to the property, plant and equipment of the liquid- and air-cooled automotive businesses, which are classified as held for sale as of March 31, 2021.  See Note 2 for additional information.

(b)
At March 31, 2021, Corporate assets totaled $17.5 million and were more than offset by eliminations for intercompany balances, including accounts receivable.  During fiscal 2021, the Company recorded income tax charges totaling $103.3 million, which established a full valuation allowance on deferred tax assets in the U.S that are recorded at Corporate.  See Note 8 for additional information.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2021	2020	2019
BHVAC	$1.5	$3.1	$1.3
CIS	6.1	15.0	16.4
HDE	13.5	31.5	29.4
Automotive	11.1	19.1	24.9
Corporate	0.5	2.6	1.9
Total capital expenditures	$32.7	$71.3	$73.9

	Years ended March 31,
Depreciation and amortization expense:	2021	2020	2019
BHVAC	$3.1	$3.4	$3.5
CIS	25.0	24.0	23.9
HDE	25.5	25.4	26.3
Automotive (a)	13.2	22.3	21.2
Corporate	1.8	2.0	2.0
Total depreciation and amortization	$68.6	$77.1	$76.9

(a)
Upon classifying the liquid- and air-cooled automotive businesses as held for sale, the Company ceased depreciating  the long-lived assets within the disposal groups.  See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2021	2020	2019
United States	$765.7	$941.9	$1,032.3
China	217.6	168.5	172.1
Italy	188.6	187.4	217.3
Hungary	153.7	142.4	165.6
United Kingdom	96.4	82.0	86.6
Germany	83.4	97.5	123.1
Austria	59.6	93.0	116.2
Other	243.4	262.8	299.5
Net sales	$1,808.4	$1,975.5	$2,212.7

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2021	2020
United States	$80.3	$114.6
Mexico	43.5	50.0
China	31.3	56.8
Italy	30.0	49.8
Hungary	27.6	55.4
Germany	1.8	27.0
Austria	-	26.0
Other	55.4	68.4
Total property, plant and equipment (a)	$269.9	$448.0

(a)
In connection with the pending sales of the liquid- and air-cooled automotive businesses within the Automotive segment, the Company wrote-down the carrying value of the disposal groups’ property, plant and equipment to zero as of March 31, 2021.  The assets impaired were located in Hungary, Germany, Austria, China, the U.S., Italy, and the Netherlands.  See Note 2 for additional information on the held for sale businesses and impairment charges recorded during fiscal 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Modine Manufacturing Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

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

Goodwill Impairment Assessment – CIS Reporting Units

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $170.7 million as of March 31, 2021, and the goodwill associated with the CIS reporting units was $155.9 million. Management assesses goodwill for impairment annually as of March 31 of each year, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Management determines the fair value of a reporting unit based upon the present value of estimated future cash flows. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions by management, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rates, business trends and market conditions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CIS reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s estimated future cash flows and significant assumptions related to revenue growth rates, operating profit margins, and the risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the estimated fair value of the CIS reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management related to revenue growth rates, operating profit margins, and risk-adjusted discount rates. Evaluating management’s assumptions related to revenue growth rates and operating profit margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the risk-adjusted discount rates significant assumption.

/s/ PricewaterhouseCoopers LLP
Milwaukee, WI
May 27, 2021

We have served as the Company’s auditor since 1935.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2021.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors
The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on July 22, 2021 (the “2021 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers
The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of Conduct
The Company incorporates by reference the information appearing in the 2021 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board Committee Charters
The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert
The Company incorporates by reference the information appearing in the 2021 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure
The Company incorporates by reference the information appearing in the 2021 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance
The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees
The Company incorporates by reference the information appearing in the 2021 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent Section 16(a) Reports
The Company incorporates by reference the information appearing in the 2021 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2021 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than the information below, the information required by this Item 12 is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Annual Meeting Proxy Statement.

Each of the Company’s equity compensation plans, listed below, has been approved by its shareholders:

•	Amended and Restated 2008 Incentive Compensation Plan;
•	2017 Incentive Compensation Plan; and
•	2020 Incentive Compensation Plan.

The following table sets forth required information about equity compensation plans as of March 31, 2021:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance (excluding securities reflected in 1st column) (c)
Equity Compensation Plans approved by security holders	2,175,851	11.63	1,739,787
Equity Compensation Plans not approved by security holders	-	-	-
Total	2,175,851	11.63	1,739,787

(a)
Includes shares issuable under the following type of awards: options – 1,050,191 shares; restricted stock units – 904,980 shares; and performance stock assuming Target performance – 220,680 shares, regardless of any potential actual payout.  The number of shares subject to options were granted under the following plans: 2008 Incentive Plan – 389,687 shares, 2017 Incentive Plan – 302,421 shares, 2020 Incentive Plan – 358,083 shares.  Shares issuable under performance stock awards and restricted stock unit awards were granted under the following plans: 2008 Incentive Plan – 22,247 shares, 2017 Incentive Plan – 504,801 shares, 2020 Incentive Plan – 598,612 shares.

(b)	The weighted average exercise price does not take into account awards of restricted stock units or performance stock which do not have an exercise price.
(c)	Includes the number of shares remaining available for future issuance under the 2020 Incentive Compensation Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2021 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2021 Annual Meeting Proxy Statement under the caption “Independent Auditor’s Fees for Fiscal 2021 and 2020.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2021, 2020 and 2019	44
Consolidated Statements of Comprehensive Income for the years ended March 31, 2021, 2020 and 2019	45
Consolidated Balance Sheets at March 31, 2021 and 2020	46
Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020 and 2019	47
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2021, 2020 and 2019	48
Notes to Consolidated Financial Statements	49-84
Report of Independent Registered Public Accounting Firm	85-86

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2021, 2020 and 2019	91

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	92-94

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2021, 2020 and 2019
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Reclassified as Held for Sale	Balance at End of Period

2021: Valuation Allowance for Deferred Tax Assets	$46.9	$86.2	$2.8	(a)	$(45.2)	$90.7

2020: Valuation Allowance for Deferred Tax Assets	$43.4	$4.5	$(1.0	)(a)	$-	$46.9

2019: Valuation Allowance for Deferred Tax Assets	$48.9	$(1.6)	$(3.9	)(a)	$-	$43.4

(a)	Foreign currency translation and other adjustments.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2021 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

2.1*	Securities and Asset Purchase Agreement, dated as of November 2, 2020, by and between the Company and Dana Incorporated.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated November 2, 2020

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2018

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2020

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 (“2003 10-K”)

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

4.3**
Amended and Restated Collateral Agency Intercreditor Agreement (the “Original Intercreditor Agreement”) dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.
Exhibit 4.3 to August 12, 2010 8-K

4.4**
First Amendment to the Original Intercreditor Agreement, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended the Original Intercreditor Agreement.
Exhibit 4.3 to August 30, 2013 8-K

4.5	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.6	Description of Registrant’s securities	Exhibit 4.14 to Registrant’s Form 10-K for fiscal year ended March 31, 2020

4.7	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.8	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.9	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020	Exhibit 4.2 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.10	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.11	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020	Exhibit 4.2 to May 19, 2020 8-K

4.12	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.13	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021	Exhibit 4.2 to May 18, 2021 8-K

10.1***	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2***	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3***	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4***	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.6***	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.7***	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.8***	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.9***	Form of Fiscal 2021 Performance Cash Award Agreement.	Exhibit 10.1 to Registrant’s Form 8-K dated September 30, 2020 (“September 30, 2020 8-K”)

10.10***	Form of Fiscal 2021 Incentive Stock Option Award Agreement.	Exhibit 10.2 to September 30, 2020 8-K

10.11***	Form of Fiscal 2021 Non-Qualified Stock Option Award Agreement.	Exhibit 10.3 to September 30, 2020 8-K

10.12***	Form of Fiscal 2021 Restricted Stock Unit Award Agreement.	Exhibit 10.4 to September 30, 2020 8-K

10.13***	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.14***	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15***	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16***	Form of Fiscal 2021 Non-Employee Director Restricted Stock Unit Award.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 23, 2020 (“July 23, 2020 8-K”)

10.17***	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020.	Exhibit 10.6 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2020

10.18***	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020 (“December 31, 2020 10-Q”)

10.19***	Employment Retention Agreement for Scott Wollenberg, dated as of July 26, 2019.	Exhibit 10.5 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2019

10.20***	Form of Make-Whole RSU Award Agreement with Neil Brinker.	Exhibit 10.2 to December 31, 2020 10-Q

10.21***	Form of Make-Whole Performance Cash Award Agreement with Neil Brinker.	Exhibit 10.3 to December 31, 2020 10-Q

10.22***	2020 Incentive Compensation Plan.	Exhibit 10.1 to July 23, 2020 8-K

10.23***	Separation Letter Agreement between the Company and Scott L. Bowser, effective as of March 16, 2021.		X

10.24***	Form of Retention Letter, effective August 31, 2020, between the Company and each of Michael B. Lucareli, Scott L. Bowser and Sylvia A. Stein.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

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

***          Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2021	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker Neil D. Brinker President, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2021
/s/ Michael B. Lucareli Michael B. Lucareli Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2021
/s/ Marsha C. Williams Marsha C. Williams Chairperson, Board of Directors	May 27, 2021

/s/ Eric D. Ashleman Eric D. Ashleman Director	May 27, 2021
/s/ David G. Bills David G. Bills Director	May 27, 2021
/s/ Charles P. Cooley Charles P. Cooley Director	May 27, 2021
/s/ Suresh V. Garimella Suresh V. Garimella Director	May 27, 2021
/s/ Larry O. Moore Larry O. Moore Director	May 27, 2021
/s/ Christopher W. Patterson Christopher W. Patterson Director	May 27, 2021
/s/ Christine Y. Yan Christine Y. Yan Director	May 27, 2021