Form 10-Q
period 2021-06-30
MODINE MANUFACTURING CO
filed 2021-08-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,753,022 at July 30, 2021.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2021 and 2020
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2021	2020
Net sales	$494.6	$347.8
Cost of sales	421.4	301.7
Gross profit	73.2	46.1
Selling, general and administrative expenses	59.4	44.7
Restructuring expenses	0.3	4.6
Impairment charges (reversals) – net	(1.8)	-
Loss on sale of assets	6.6	-
Operating income (loss)	8.7	(3.2)
Interest expense	(4.2)	(5.4)
Other income – net	0.2	-
Earnings (loss) before income taxes	4.7	(8.6)
(Provision) benefit for income taxes	(1.9)	0.2
Net earnings (loss)	2.8	(8.4)
Net earnings attributable to noncontrolling interest	(0.5)	(0.2)
Net earnings (loss) attributable to Modine	$2.3	$(8.6)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.04	$(0.17)
Diluted	$0.04	$(0.17)

Weighted-average shares outstanding:
Basic	51.8	50.9
Diluted	52.5	50.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2021 and 2020
(In millions)
(Unaudited)

	Three months ended June 30,
	2021	2020
Net earnings (loss)	$2.8	$(8.4)
Other comprehensive income (loss):
Foreign currency translation	5.2	5.4
Defined benefit plans, net of income taxes of $0 and $0.4 million	3.4	1.2
Cash flow hedges, net of income taxes of $0 and $0.3 million	(0.4)	1.0
Total other comprehensive income	8.2	7.6

Comprehensive income (loss)	11.0	(0.8)
Comprehensive income attributable to noncontrolling interest	(0.7)	(0.3)
Comprehensive income (loss) attributable to Modine	$10.3	$(1.1)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2021 and March 31, 2021
(In millions, except per share amounts)
(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$49.0	$37.8
Trade accounts receivable – net	293.7	267.9
Inventories	229.1	195.6
Assets held for sale	76.1	107.6
Other current assets	43.1	35.9
Total current assets	691.0	644.8
Property, plant and equipment – net	271.6	269.9
Intangible assets – net	99.0	100.6
Goodwill	171.4	170.7
Deferred income taxes	28.1	24.5
Other noncurrent assets	65.8	66.2
Total assets	$1,326.9	$1,276.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$0.6	$1.4
Long-term debt – current portion	21.9	21.9
Accounts payable	260.0	233.9
Accrued compensation and employee benefits	68.7	66.5
Liabilities held for sale	62.5	103.3
Other current liabilities	54.3	42.2
Total current liabilities	468.0	469.2
Long-term debt	348.6	311.2
Deferred income taxes	6.2	5.9
Pensions	56.6	58.6
Other noncurrent liabilities	80.3	75.7
Total liabilities	959.7	920.6
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.5 million and 54.3 million shares	34.0	33.9
Additional paid-in capital	256.9	255.0
Retained earnings	261.5	259.2
Accumulated other comprehensive loss	(153.2)	(161.2)
Treasury stock, at cost, 2.7 million shares	(39.2)	(38.2)
Total Modine shareholders’ equity	360.0	348.7
Noncontrolling interest	7.2	7.4
Total equity	367.2	356.1
Total liabilities and equity	$1,326.9	$1,276.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2021 and 2020
(In millions)
(Unaudited)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$2.8	$(8.4)
Adjustments to reconcile net earnings (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	13.5	18.6
Impairment charges (reversals) – net	(1.8)	-
Loss on sale of assets	6.6	-
Stock-based compensation expense	1.2	0.7
Deferred income taxes	(3.1)	(5.9)
Other – net	0.9	1.3
Changes in operating assets and liabilities:
Trade accounts receivable	(4.9)	21.7
Inventories	(26.7)	(1.5)
Accounts payable	9.2	(34.1)
Other assets and liabilities	(7.8)	19.9
Net cash (used for) provided by operating activities	(10.1)	12.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11.4)	(9.1)
Proceeds from (payments for) disposition of assets	(5.7)	0.6
Other – net	1.6	-
Net cash used for investing activities	(15.5)	(8.5)

Cash flows from financing activities:
Borrowings of debt	97.5	8.2
Repayments of debt	(62.5)	(17.1)
Borrowings on bank overdraft facilities – net	5.7	12.3
Financing fees paid	(0.2)	(0.8)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.2)	(0.8)
Net cash provided by financing activities	39.4	1.8

Effect of exchange rate changes on cash	0.4	0.6
Net increase in cash, cash equivalents, restricted cash and cash held for sale	14.2	6.2

Cash, cash equivalents, restricted cash and cash held for sale – beginning of period	46.1	71.3
Cash, cash equivalents, restricted cash and cash held for sale – end of period	$60.3	$77.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2021 and 2020
(In millions)
(Unaudited)
					_________________
	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net (loss) earnings	-	-	-	(8.6)	-	-	0.2	(8.4)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2022 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2021.

Disposition of Air-cooled Automotive Business
On April 30, 2021, the Company sold its air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during the first quarter of fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to the business’s pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.  The finalization of and payment for the purchase price adjustment for net working capital and certain other items, as defined by the sale agreement, is pending.  While the Company does not expect a material adjustment, it is possible that the loss on sale may increase when the purchase price adjustment is finalized.  Prior to the disposition, the Company reported the financial results of this business within the Automotive segment.  The air-cooled automotive business’s net sales were $63.0 million in fiscal 2021.

Pending Disposition of Liquid-cooled Automotive Business
The Company has agreed to sell its liquid-cooled automotive business to Dana Incorporated.  In connection with the pending sale, the Company classified the assets and liabilities expected to convey to the buyer as held for sale on the June 30, 2021 consolidated balance sheet.  See Note 2 for additional information.

Note 2: Assets Held for Sale

Liquid-cooled Automotive Business
On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated, subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions.  During the first quarter of fiscal 2022, the Company and the buyer withdrew the regulatory filing for approval of the transaction in Germany.  The Company and the buyer subsequently resubmitted a plan containing a modified sale perimeter for regulatory approval.  In accordance with the modified sale perimeter, certain manufacturing operations will no longer convey to the buyer.  In addition, the Company expects to inject additional cash into the business to counterbalance the impact of the perimeter modifications on the economic value of the pending transaction.  The Company and the buyer are currently working to amend the definitive sale agreement to reflect the transaction modifications.  The Company expects to record a loss on sale of approximately $30.0 million to $50.0 million upon transaction completion.  The loss on sale recorded will be impacted by the final negotiated terms with the buyer and other impacts such as changes in working capital, costs to sell and net actuarial losses in accumulated other comprehensive loss related to the disposal group’s pension plans.  It is possible that the loss on sale recorded could differ materially from the Company’s estimate.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company has classified and reported the assets and liabilities within the modified sale perimeter as held for sale on the June 30, 2021 consolidated balance sheet.  The Company believes it is probable that the sale will be completed within one year of the balance sheet date.  The Company ceased depreciating the long-lived assets within the disposal group beginning on November 2, 2020 when it first met the criteria for held for sale classification.  The Company has determined that this disposal group does not qualify as a discontinued operation for reporting under U.S. GAAP.  As part of its discontinued operations assessment, the Company considered anticipated future sales to automotive and light vehicle customers as well as sales to other vehicular customers with similar product offerings and using similar heat-transfer technology within the Heavy Duty Equipment and Automotive segments.  In addition, the Company will continue to operate in the same major geographical areas as it does today.

In fiscal 2021, upon classification as held for sale, the Company compared the disposal group’s carrying value with its fair value, less costs to sell.  Based upon the selling price for the transaction, the Company estimated implied losses in excess of the respective carrying value of the disposal group’s long-lived assets.  The disposal groups’ long-lived assets consist entirely of property, plant and equipment and right-of-use lease assets.  As a result, the Company recorded non-cash impairment charges of $138.3 million in fiscal 2021 to reduce the net carrying value of the disposal group’s long-lived assets to zero as of March 31, 2021.

The Company reassesses the liquid-cooled disposal group’s fair value less costs to sell at each reporting period that it is held for sale until the transaction is completed.  As a result of this evaluation for the first quarter of fiscal 2022, the Company recorded $5.3 million of additional non-cash impairment charges related to the Automotive segment’s held for sale assets.  The impairment charges reduced the net carrying value of property, plant and equipment additions during the quarter to zero as of June 30, 2021.

In connection with the modifications to the sale perimeter, the Company determined that the manufacturing operations that will not be sold to the buyer no longer meet the requirements to be classified as held for sale.  U.S. GAAP requires companies to measure asset groups that revert back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell.  As noted above, the long-lived assets within these businesses were previously impaired when they were classified as held for sale. As a result of its evaluation, the Company reversed $7.4 million of impairment charges to adjust the long-lived asset groups to their estimated fair value.  For purposes of its evaluation, the Company estimated the fair value of the businesses primarily using the income approach, which is a valuation technique that focuses on future cash flows anticipated to be generated by a business.  The Company’s determination of fair value involved judgement and the use of significant estimates and assumptions, including assumptions regarding future revenue projections and operating profit margins, risk-adjusted discount rates, business trends and market conditions.  The fair value measurements of these businesses are categorized as Level 3 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 3 fair value measurement.

Previously-closed CIS Facility
During the first quarter of fiscal 2022, the Company signed a definitive agreement to sell a previously-closed manufacturing facility in the U.S.  As a result, the Company recorded an impairment charge of $0.3 million within the Commercial and Industrial Solutions (“CIS”) segment to write-down the property to fair value less costs to sell.  During July 2021, the sale was completed and the Company received net cash proceeds of $0.7 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Assets and Liabilities Held for Sale
As of June 30, 2021, the Company presented the assets and liabilities within the modified sale perimeter of the liquid-cooled automotive business and the previously-closed CIS facility as held for sale on its consolidated balance sheet.

As of March 31, 2021, the Company presented the assets and liabilities of the liquid- and air-cooled automotive businesses as held for sale.  See Note 1 for additional information regarding the sale of the air-cooled automotive business, which was completed on April 30, 2021.

The major classes of assets and liabilities held for sale were as follows:

	June 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$11.1	$8.0
Trade accounts receivable - net	31.7	54.4
Inventories	14.1	24.7
Other current assets	12.9	12.8
Property, plant and equipment - net	115.9	164.0
Other noncurrent assets	7.0	8.8
Impairment of carrying value	(116.6)	(165.1)
Total assets held for sale	$76.1	$107.6

LIABILITIES
Short-term debt	$10.1	$5.0
Accounts payable	24.1	46.3
Accrued compensation and employee benefits	8.0	15.5
Other current liabilities	6.2	12.2
Pensions	10.2	17.8
Other noncurrent liabilities	3.9	6.5
Total liabilities held for sale	$62.5	$103.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 3: Revenue Recognition

Disaggregation of Revenue
The table below presents revenue for each of the Company’s business segments, Building HVAC Systems (“BHVAC”), CIS, Heavy Duty Equipment (“HDE”) and Automotive.  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition and includes inter-segment sales.

	Three months ended June 30, 2021					Three months ended June 30, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$42.7	$129.0	$-	$-	$171.7	$32.5	$93.9	$-	$-	$126.4
Data center cooling	16.7	9.6	-	-	26.3	15.0	13.8	-	-	28.8
Industrial cooling	-	17.4	-	-	17.4	-	11.9	-	-	11.9
Commercial vehicle	-	-	79.2	4.1	83.3	-	-	46.3	2.1	48.4
Off-highway	-	-	79.9	1.3	81.2	-	-	53.4	0.7	54.1
Automotive and light vehicle	-	-	20.4	79.5	99.9	-	-	13.0	54.4	67.4
Other	0.5	3.2	22.3	1.3	27.3	0.1	2.9	10.8	4.9	18.7
Net sales	$59.9	$159.2	$201.8	$86.2	$507.1	$47.6	$122.5	$123.5	$62.1	$355.7

Geographic location:
Americas	$31.5	$81.8	$119.6	$9.3	$242.2	$26.0	$59.9	$67.9	$7.5	$161.3
Europe	28.4	70.9	41.2	63.5	204.0	21.6	50.9	24.1	39.6	136.2
Asia	-	6.5	41.0	13.4	60.9	-	11.7	31.5	15.0	58.2
Net sales	$59.9	$159.2	$201.8	$86.2	$507.1	$47.6	$122.5	$123.5	$62.1	$355.7

Timing of revenue recognition:
Products transferred at a point in time	$59.9	$145.0	$193.4	$86.2	$484.5	$47.6	$109.3	$121.3	$62.1	$340.3
Products transferred over time	-	14.2	8.4	-	22.6	-	13.2	2.2	-	15.4
Net sales	$59.9	$159.2	$201.8	$86.2	$507.1	$47.6	$122.5	$123.5	$62.1	$355.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2021	March 31, 2021
Contract assets	$8.0	$5.7
Contract liabilities	7.2	5.6

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $2.3 million increase in contract assets during the first three months of fiscal 2022 primarily resulted from an increase in capitalized costs related to customer-owned tooling contracts and, to a lesser extent, an increase in contracts assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.6 million increase in contract liabilities during the first three months of fiscal 2022 was primarily related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  At June 30, 2021 and March 31, 2021, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.0 million and $2.8 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 5: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2021	2020
Service cost	$0.1	$0.1
Interest cost	1.8	2.0
Expected return on plan assets	(3.2)	(2.9)
Amortization of unrecognized net loss	1.7	1.7
Net periodic benefit cost	$0.4	$0.9

During the three months ended June 30, 2021, the Company contributed $2.8 million to its U.S. pension plans.  In connection with the American Rescue Plan Act of 2021, employer funding requirements have been reduced.  During the remainder of fiscal 2022, the Company expects to contribute approximately $2.0 million to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $1.2 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2021 were as follows:

		Fair Value
	Shares	Per Award
Stock options	0.2	$9.39
Restricted stock awards	0.2	$17.49

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first quarter of fiscal 2022.  The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period ending March 31, 2024.

In fiscal 2021, the Company granted stock-based awards to officers and other executives during the third quarter of the fiscal year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company used the following assumptions in determining fair value for stock options for the three months ended June 30, 2021:

Expected life of awards in years	6.1
Risk-free interest rate	1.0%
Expected volatility of the Company’s stock	56.4%
Expected dividend yield on the Company’s stock	0.0%

As of June 30, 2021, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.1	3.3
Restricted stock awards	8.2	3.0
Performance stock awards	0.4	0.8
Total	$11.7	3.0

Note 7: Restructuring Activities

During the first quarter of fiscal 2022, restructuring and repositioning expenses primarily consisted of equipment transfer costs within the HDE segment and severance-related costs in the Automotive segment.

During the first quarter of fiscal 2021, the Company recorded $1.7 million of severance expenses related to plant consolidation activities in China within the CIS segment. The Company also implemented targeted headcount reductions, the most significant of which were in North America in the HDE and CIS segments.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2021	2020
Employee severance and related benefits	$0.1	$4.4
Other restructuring and repositioning expenses	0.2	0.2
Total	$0.3	$4.6

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2021	2020
Beginning balance	$4.0	$5.0
Additions	0.1	4.4
Payments	(1.3)	(2.6)
Effect of exchange rate changes	0.1	0.1
Ending balance	$2.9	$6.9

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2021	2020
Interest income	$-	$0.3
Foreign currency transactions (a)	0.4	0.5
Net periodic benefit cost (b)	(0.2)	(0.8)
Total other income – net	$0.2	$-

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

Note 9: Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 40.4 percent and 2.3 percent, respectively.  The effective tax rate for the first quarter of fiscal 2022 is higher than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings, partially offset by an income tax benefit recorded in the first quarter of fiscal 2022 for the release of a valuation allowance in a foreign jurisdiction, as further described below.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Based upon the Company’s analysis as of June 30, 2021, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction will be realized.  As a result, the need for the valuation allowance recorded thereon was eliminated and the Company recorded an income tax benefit of $4.8 million in the first quarter of fiscal 2022 upon release of the valuation allowance.  The Company’s analysis included consideration of the perimeter modifications for the pending sale of the liquid-cooled automotive business and the associated reversal of $7.4 million of impairment charges during the first quarter of fiscal 2022; see Note 2 for additional information.

As of June 30, 2021, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $85.8 million and $9.5 million, respectively. These totals exclude the full valuation allowances recorded for net deferred tax assets classified as held for sale. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. As further discussed in Note 18, the COVID-19 pandemic has resulted in risks and uncertainties for the Company.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in the U.S. and certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2022.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2021	2020
Net earnings (loss) attributable to Modine	$2.3	$(8.6)

Weighted-average shares outstanding - basic	51.8	50.9
Effect of dilutive securities	0.7	-
Weighted-average shares outstanding - diluted	52.5	50.9

Earnings (loss) per share:
Net earnings (loss) per share - basic	$0.04	$(0.17)
Net earnings (loss) per share - diluted	$0.04	$(0.17)

For the three months ended June 30, 2021, the calculation of diluted earnings per share excluded 0.3 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

For the three months ended June 30, 2020, the calculation of diluted earnings per share excluded 1.4 million and 0.4 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$49.0	$37.8
Restricted cash	0.1	0.1
Cash and restricted cash held for sale	11.2	8.2
Total cash, cash equivalents, restricted cash and cash held for sale	$60.3	$46.1

Restricted cash, which is reported within other current assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	June 30, 2021	March 31, 2021
Raw materials	$139.7	$117.1
Work in process	46.5	38.5
Finished goods	42.9	40.0
Total inventories	$229.1	$195.6

Inventories in the table above exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2021	March 31, 2021
Land	$16.7	$16.4
Buildings and improvements (10-40 years)	206.2	203.5
Machinery and equipment (3-15 years)	634.9	623.2
Office equipment (3-10 years)	81.6	81.3
Construction in progress	19.1	19.0
	958.5	943.4
Less: accumulated depreciation	(686.9)	(673.5)
Net property, plant and equipment	$271.6	$269.9

Property, plant and equipment in the table above excludes amounts classified as held for sale.  See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 14: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	BHVAC	CIS	Total
Goodwill, March 31, 2021	$14.8	$155.9	$170.7
Effect of exchange rate changes	-	0.7	0.7
Goodwill, June 30, 2021	$14.8	$156.6	$171.4

Intangible assets consisted of the following:

	June 30, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$63.1	$(17.9)	$45.2	$62.8	$(16.9)	$45.9
Trade names	51.7	(12.1)	39.6	51.5	(11.4)	40.1
Acquired technology	24.0	(9.8)	14.2	23.9	(9.3)	14.6
Total intangible assets	$138.8	$(39.8)	$99.0	$138.2	$(37.6)	$100.6

The Company recorded amortization expense of $2.1 million for each of the three months ended June 30, 2021 and 2020.  The Company estimates that it will record $6.4 million of amortization expense during the remainder of fiscal 2022 and approximately $8.0 million of annual amortization expense in fiscal 2023 through 2027.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2021	2020
Beginning balance	$5.2	$7.9
Warranties recorded at time of sale	1.4	1.1
Adjustments to pre-existing warranties	(0.2)	-
Settlements	(0.8)	(0.8)
Effect of exchange rate changes	-	0.1
Ending balance	$5.6	$8.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets. The amounts exclude operating lease right of use (“ROU”) assets and liabilities, which each totaled $4.5 million and $6.1 million as of June 30, 2021 and March 31, 2021, respectively, that are classified as held for sale on the Company’s consolidated balance sheets; see Note 2 for additional information.

	Balance Sheet Location	June 30, 2021	March 31, 2021
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$53.6	$54.1
Finance lease ROU assets (a)	Property, plant and equipment - net	8.3	8.3

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.8	$11.2
Operating lease liabilities	Other noncurrent liabilities	43.7	44.8
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.2	3.2

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $2.5 million and $2.4 million as of June 30, 2021 and March 31, 2021, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,
	2021	2020
Operating lease expense (a)	$4.6	$4.9
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	-	-
Total lease expense	$4.7	$5.0

(a)	For the three months ended June 30, 2021 and 2020, operating lease expense included short-term lease expense of $0.8 million and $0.9 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 17: Indebtedness

Long-term debt consisted of the following:

_	Fiscal year of maturity	June 30, 2021	March 31, 2021
Term loans	2025	$176.1	$178.9
Revolving credit facility	2025	44.9	4.8
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)		3.6	3.6
		374.6	337.3
Less: current portion		(21.9)	(21.9)
Less: unamortized debt issuance costs		(4.1)	(4.2)
Total long-term debt		$348.6	$311.2

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2022	$18.5
2023	21.9
2024	21.9
2025	193.7
2026	33.8
2027 & beyond	84.8
Total	$374.6

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities and shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At June 30, 2021, the weighted-average interest rates for revolving credit facility borrowings and the term loans were each 1.6 percent.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At June 30, 2021, the Company’s revolving credit facility borrowings totaled $44.9 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $199.4 million.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $10.7 million at June 30, 2021, of which $10.1 million was classified as held for sale.  The $5.0 million of outstanding short-term foreign borrowings at March 31, 2021 were classified as held for sale.  See Note 2 for additional information.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2021, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 2.0 and 10.8, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2021 and March 31, 2021, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $152.8 million and $146.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

COVID-19
The COVID-19 pandemic has broadly impacted the global economy and the Company’s key end markets, which were most severely impacted during the first quarter of fiscal 2021.  In connection with local government requirements or customer shutdowns, the Company suspended production at many of its manufacturing facilities in March and April 2020.  All of the temporarily-closed facilities reopened in the first or second quarter of fiscal 2021 and have generally returned to more normal production levels.  However, since reopening, production at certain of our plants has been negatively affected at times by employee absences due to COVID-19.  The Company is continuing to focus on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers.  Beginning largely in April 2020 and to mitigate the negative impacts of COVID-19, the Company took actions including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of the organization.  While the Company withdrew most of the cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered, it remains focused on controlling operating and administrative expenses.

The Company’s consolidated financial statements reflect estimates and assumptions made by management, including assumptions regarding the future impacts of the COVID-19 pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.  While the Company believes it used appropriate estimates and assumptions to prepare the consolidated financial statements, actual amounts could differ materially and future events or circumstances could have a potential negative effect on the assumptions used.  If the Company, its suppliers, or its customers experience shutdowns or other significant business disruptions associated with the COVID-19 pandemic, its ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the U.S.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $19.3 million and $16.0 million as of June 30, 2021 and March 31, 2021, respectively.  During the first quarter of fiscal 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $3.4 million.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income before reclassifications	5.0	-	0.3	5.3
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.7	-	1.7
Unrecognized net pension loss in disposed business (b)	-	1.7	-	1.7
Realized gains - net (c)	-	-	(0.7)	(0.7)
Income taxes	-	-	-	-
Total other comprehensive income	5.0	3.4	(0.4)	8.0

Ending balance	$(26.0)	$(127.4)	$0.2	$(153.2)

	Three months ended June 30, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	5.3	-	0.8	6.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6
Realized losses - net (c)	-	-	0.5	0.5
Income taxes	-	(0.4)	(0.3)	(0.7)
Total other comprehensive income	5.3	1.2	1.0	7.5

Ending balance	$(56.1)	$(159.7)	$-	$(215.8)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.

(b)
As a result of the sale of the air-cooled automotive business, the Company wrote-off $1.7 million of net actuarial losses related to the disposed business’s pension plan as a component of the loss on sale recorded during the first quarter of fiscal 2022. See Note 1 for additional information.

(c)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 20: Segment Information

Effective July 1, 2021, the BHVAC segment assumed leadership of the Company’s business operation in Guadalajara, Spain, which was previously managed by and reported within the CIS segment.  This organizational change is integral to the Company’s strategic initiative to align its data center businesses under the BHVAC leadership team in order to accelerate organizational efficiencies and operational improvements.  The Company is focused on expanding its presence in the North American and European data center markets.  Beginning for the second quarter of fiscal 2022, the Company will report the financial results of its business in Spain as part of the BHVAC segment.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
	2021			2020
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$59.4	$0.5	$59.9	$47.4	$0.2	$47.6
CIS	158.2	1.0	159.2	121.3	1.2	122.5
HDE	191.9	9.9	201.8	118.3	5.2	123.5
Automotive	85.1	1.1	86.2	60.8	1.3	62.1
Segment total	494.6	12.5	507.1	347.8	7.9	355.7
Corporate and eliminations	-	(12.5)	(12.5)	-	(7.9)	(7.9)
Net sales	$494.6	$-	$494.6	$347.8	$-	$347.8

	Three months ended June 30,
	2021		2020
	_$’s	% of sales	_$’s	% of sales
Gross profit:
BHVAC	$16.2	27.1%	$14.5	30.5%
CIS	20.8	13.0%	15.5	12.6%
HDE	22.6	11.2%	11.3	9.2%
Automotive	13.2	15.3%	4.8	7.7%
Segment total	72.8	14.3%	46.1	13.0%
Corporate and eliminations	0.4	-	-	-
Gross profit	$73.2	14.8%	$46.1	13.3%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended June 30,
	2021	2020
Operating income:
BHVAC	$6.8	$7.1
CIS	6.4	-
HDE	8.9	(2.5)
Automotive	4.2	(3.8)
Segment total	26.3	0.8
Corporate and eliminations	(17.6)	(4.0)
Operating income (loss)	$8.7	$(3.2)

	June 30, 2021	March 31, 2021
Total assets:
BHVAC	$127.6	$110.8
CIS	633.5	609.2
HDE	443.9	438.7
Automotive	125.7	124.2
Corporate and eliminations (a)	(3.8)	(6.2)
Total assets	$1,326.9	$1,276.7

(a)
At June 30, 2021 and March 31, 2021, Corporate assets totaled $19.2 million and $17.5 million, respectively and were more than offset by eliminations for intercompany balances, including accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended June 30, 2021 was the first quarter of fiscal 2022.

Air-cooled Automotive Business
On April 30, 2021, we sold our air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, we recorded a loss of $6.6 million during the first quarter of fiscal 2022.  The finalization of and payment for the purchase price adjustment for net working capital and certain other items, as defined by the sale agreement, are pending.  While we do not expect a material adjustment, it is possible that the loss on sale may increase when the purchase price adjustment is finalized.

Liquid-cooled Automotive Business
On November 2, 2020, we signed a definitive agreement to sell our liquid-cooled automotive business to Dana Incorporated, subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions.  During the first quarter of fiscal 2022, we withdrew the regulatory filing for approval of the transaction in Germany.  Together with the buyer, we subsequently resubmitted a plan containing a modified sale perimeter for regulatory approval.  As part of the modified perimeter, certain manufacturing operations will no longer convey to the buyer.  We are currently working with the buyer to amend the definitive sale agreement to reflect the transaction modifications.  We currently estimate that we will record a loss on sale of approximately $30.0 million to $50.0 million when the sale is completed.  The loss on sale recorded will be impacted by the final negotiated terms with the buyer and other impacts such as changes in working capital, costs to sell and net actuarial losses in accumulated other comprehensive loss related to the disposal group’s pension plans.  It is possible that the loss on sale recorded could differ materially from our estimate.

As a result of the modified sale perimeter, we reevaluated the long-lived assets within the businesses that will not be sold and reversed $7.4 million of previously-recorded impairment charges to adjust the asset groups to their estimated fair value.  This impairment reversal was partially offset by $5.3 million of impairment charges related to other assets held for sale in the Automotive segment.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information regarding the accounting impacts of this pending sale.

COVID-19
As the COVID-19 pandemic continues, both the health and overall well-being of our employees and delivering quality products and services to our customers remain our top priorities.

The COVID-19 pandemic has broadly impacted the global economy and our key end markets, which were most severely impacted during the first quarter of fiscal 2021.  In an effort to mitigate the negative impacts of COVID-19 on our financial results, we implemented cost-saving actions starting in the first quarter of fiscal 2021 that primarily impacted selling, general and administrative (“SG&A”) expenses and capital expenditures.  While we remain focused on controlling expenses, we withdrew most of the cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered.  As a result and as anticipated, compensation-related expenses, particularly SG&A expenses, were higher in the first quarter of fiscal 2022 compared with the prior year.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows.

First Quarter Highlights
Net sales in the first quarter of fiscal 2022 increased $146.8 million, or 42 percent, from the first quarter of fiscal 2021, primarily due to higher sales volume in each of our segments.  Sales during the first quarter of the prior year were negatively impacted by the COVID-19 pandemic.  Cost of sales increased $119.7 million compared with the first quarter of fiscal 2021.  Gross profit increased $27.1 million and gross margin improved 150 basis points to 14.8 percent.  SG&A expenses increased $14.7 million, primarily due to higher compensation-related expenses, as the prior-year benefitted from cost-saving measures implemented in response to COVID-19, which were subsequently withdrawn in the third quarter of fiscal 2021.  Operating income of $8.7 million during the first quarter of fiscal 2022 represents an improvement of $11.9 million from the prior-year operating loss of $3.2 million, primarily due to higher earnings in our Heavy Duty Equipment (“HDE”), Automotive, and Commercial Industrial Solutions (“CIS”) segments, partially offset by the $6.6 million loss recorded on the sale of the air-cooled automotive business.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021		2020
(in millions)	_$’s	% of sales	_$’s	% of sales
Net sales	$494.6	100.0%	$347.8	100.0%
Cost of sales	421.4	85.2%	301.7	86.7%
Gross profit	73.2	14.8%	46.1	13.3%
Selling, general and administrative expenses	59.4	12.0%	44.7	12.9%
Restructuring expenses	0.3	0.1%	4.6	1.3%
Impairment charges (reversals) – net	(1.8)	-0.4%	-	-
Loss on sale of assets	6.6	1.3%	-	-
Operating income (loss)	8.7	1.8%	(3.2)	-0.9%
Interest expense	(4.2)	-0.8%	(5.4)	-1.6%
Other income – net	0.2	-	-	-
Earnings (loss) before income taxes	4.7	1.0%	(8.6)	-2.5%
(Provision) benefit for income taxes	(1.9)	-0.4%	0.2	0.1%
Net earnings (loss)	$2.8	0.6%	$(8.4)	-2.4%

First quarter net sales of $494.6 million were $146.8 million, or 42 percent, higher than the first quarter of the prior year, primarily due to higher sales volume across each of our segments and, to a lesser extent, a $23.5 million favorable impact of foreign currency exchange rates.  Sales in the first quarter of the prior year were negatively impacted by the COVID-19 pandemic.  Sales in the HDE, CIS, Automotive, and Building HVAC Systems (“BHVAC”) segments increased $78.3 million, $36.7 million, $24.1 million and $12.3 million, respectively.

First quarter cost of sales increased $119.7 million, or 40 percent, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 150 basis points to 85.2 percent, primarily due to the favorable impact of the higher sales volume and lower depreciation expense in the Automotive segment.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale during fiscal 2021.  These favorable drivers were partially offset by higher material costs, which negatively impacted cost of sales by approximately $13.0 million.

As a result of higher sales and lower cost of sales as a percentage of sales, first quarter gross profit increased $27.1 million and gross margin improved 150 basis points to 14.8 percent.

First quarter SG&A expenses increased $14.7 million.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, as the prior year was favorably impacted by cost-saving actions, including furloughs, shortened work weeks and temporary salary reductions, that we implemented to mitigate the negative impacts of COVID-19.  In addition, we recorded $3.5 million of environmental charges at Corporate during the first quarter of fiscal 2022 related to a previously-owned manufacturing facility in the U.S.  We also incurred higher costs at Corporate related to our review of strategic alternatives for the Automotive segment businesses and for strategic reorganization costs, including professional fees for the recruiting of new senior management positions and our implementation of our 80/20 strategy.  These costs increased $1.5 million and $0.6 million, respectively.

Restructuring expenses of $0.3 million decreased $4.3 million, primarily due to lower severance expenses and costs associated with plant consolidation and equipment transfer activities.

The net impairment reversal of $1.8 million in the first quarter of fiscal 2022 primarily related to assets held for sale in the Automotive segment.  We recorded a net impairment reversal of $2.1 million in the Automotive segment associated with the pending sale of the liquid-cooled automotive business.  This net impairment reversal was partially offset by a $0.3 million impairment charge in the CIS segment related to a previously-closed facility.

We sold our air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $8.7 million during the first quarter of fiscal 2022 represents an $11.9 million improvement from the prior-year operating loss of $3.2 million and was primarily due to higher earnings in our HDE, Automotive and CIS segments.

The provision for income taxes was $1.9 million in the first quarter of fiscal 2022, compared with a benefit for income taxes of $0.2 million during the first quarter of the prior year.  The $2.1 million change was primarily due to increased operating earnings in the current year, partially offset by a $4.8 million income tax benefit recorded in the current year resulting from the reversal of a tax valuation allowance in a foreign jurisdiction.

SEGMENT RESULTS OF OPERATIONS

Effective July 1, 2021, the BHVAC segment assumed leadership of our business operation in Guadalajara, Spain, which was previously managed by and reported within the CIS segment.  This organizational change is integral to our strategic initiative to align our data center businesses under the BHVAC leadership team in order to accelerate organizational efficiencies and operational improvements.  We are focused on expanding our presence in the North American and European data center markets.  Beginning for the second quarter of fiscal 2022, we will report the financial results of the business in Spain as part of the BHVAC segment.

The following is a discussion of our segment results of operations for the three months ended June 30, 2021 and 2020:

Building HVAC Systems
	Three months ended June 30,
	2021		2020
(in millions)	_$’s	% of sales	_$’s	% of sales
Net sales	$59.9	100.0%	$47.6	100.0%
Cost of sales	43.7	72.9%	33.1	69.5%
Gross profit	16.2	27.1%	14.5	30.5%
Selling, general and administrative expenses	9.4	15.7%	7.4	15.5%
Operating income	$6.8	11.4%	$7.1	15.0%

BHVAC net sales increased $12.3 million, or 26 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume and, to a lesser extent, a $3.2 million favorable impact of foreign currency exchange rates.  BHVAC sales in the first quarter of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Compared with the first quarter of the prior year, BHVAC sales increased $6.8 million and $5.5 million in the U.K. and the U.S., respectively.  The higher sales in the U.K. were primarily due to higher sales of air conditioning, data center, and ventilation products.  The higher sales in the U.S. were primarily driven by higher sales of heating products, partially offset by lower sales of ventilation products.

BHVAC cost of sales increased $10.6 million, or 32 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022 and included a $2.7 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 340 basis points to 72.9 percent, primarily due to higher material costs, which negatively impacted cost of sales by approximately 360 basis points.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $1.7 million and gross margin declined 340 basis points to 27.1 percent.

SG&A expenses increased $2.0 million, or 20 basis points as a percentage of sales, from the prior year. The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $1.4 million, and a $0.4 million unfavorable impact of foreign currency exchange rate changes.

Operating income of $6.8 million decreased $0.3 million from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Commercial and Industrial Solutions
	Three months ended June 30,
	2021		2020
(in millions)	_$’s	% of sales	_$’s	% of sales
Net sales	$159.2	100.0%	$122.5	100.0%
Cost of sales	138.4	87.0%	107.0	87.4%
Gross profit	20.8	13.0%	15.5	12.6%
Selling, general and administrative expenses	14.1	8.8%	13.1	10.6%
Restructuring expenses	-	-	2.4	2.0%
Impairment charge	0.3	0.2%	-	-
Operating income	$6.4	4.0%	$-	-

CIS net sales increased $36.7 million, or 30 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume and, to a lesser extent, a $7.0 million favorable impact of foreign currency exchange rates.  CIS sales in the first quarter of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Compared with the first quarter of the prior year, sales to commercial HVAC&R customers increased $35.1 million.

CIS cost of sales increased $31.4 million, or 29 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume.  In addition, cost of sales was unfavorably impacted by $6.3 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 40 basis points to 87.0 percent, primarily due to the favorable impact of higher sales volume and improved operating efficiencies.  These favorable drivers were partially offset by higher material costs and unfavorable sales mix.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $5.3 million and gross margin improved 40 basis points to 13.0 percent.

SG&A expenses increased $1.0 million compared with the first quarter of the prior year, primarily due to a $0.6 unfavorable impact of foreign currency exchange rate changes and higher compensation-related expenses.

Restructuring expenses decreased $2.4 million compared with the first quarter of fiscal 2021.  The restructuring expenses during the first quarter of fiscal 2021 primarily consisted of severance expenses related to plant consolidation activities in China and targeted headcount reductions in North America.

During the first quarter of fiscal 2022, we signed an agreement to sell a previously-closed manufacturing facility in the U.S.  As a result, we recorded an impairment charge of $0.3 million to write-down the property to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income increased $6.4 million from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Heavy Duty Equipment
	Three months ended June 30,
	2021		2020
(in millions)	_$’s	% of sales	_$’s	% of sales
Net sales	$201.8	100.0%	$123.5	100.0%
Cost of sales	179.2	88.8%	112.2	90.8%
Gross profit	22.6	11.2%	11.3	9.2%
Selling, general and administrative expenses	13.5	6.7%	11.9	9.7%
Restructuring expenses	0.2	0.1%	1.9	1.5%
Operating income (loss)	$8.9	4.4%	$(2.5)	-2.0%

HDE net sales increased $78.3 million, or 63 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume.  HDE sales in the first quarter of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Sales to commercial vehicle, off-highway, and automotive and light vehicle customers increased $32.9 million, $26.5 million, and $7.4 million, respectively.

HDE cost of sales increased $67.0 million, or 60 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 200 basis points to 88.8 percent.  Beyond the favorable impact of the higher sales volume, cost savings from procurement initiatives favorably impacted cost of sales by approximately $2.0 million.  These favorable drivers were partially offset by higher material and tariff costs, which negatively impacted cost of sales by approximately $8.0 million.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $11.3 million and gross margin improved 200 basis points to 11.2 percent.

SG&A expenses increased $1.6 million compared with the first quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

Restructuring expenses during the first quarter of fiscal 2022 totaled $0.2 million, a decrease of $1.7 million compared with the first quarter of fiscal 2021, and primarily consisted of equipment transfer costs.

Operating income of $8.9 million represents an $11.4 million improvement from the prior-year operating loss of $2.5 million and was primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Automotive
	Three months ended June 30,
	2021		2020
(in millions)	_$’s	% of sales	_$’s	% of sales
Net sales	$86.2	100.0%	$62.1	100.0%
Cost of sales	73.0	84.7%	57.3	92.3%
Gross profit	13.2	15.3%	4.8	7.7%
Selling, general and administrative expenses	11.0	12.7%	8.4	13.6%
Restructuring expenses	0.1	0.1%	0.2	0.2%
Impairment charges (reversals) – net	(2.1)	-2.4%	-	-
Operating income (loss)	$4.2	4.9%	$(3.8)	-6.1%

Automotive net sales increased $24.1 million, or 39 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume and, to a lesser extent, a $6.7 million favorable impact of foreign currency exchange rates.  Sales volumes in the first quarter of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Sales in Europe and North America increased $23.9 million and $1.8 million, respectively.  Sales in Asia decreased $1.6 million.

Automotive cost of sales increased $15.7 million, or 27 percent, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily due to higher sales volume.  As a percentage of sales, cost of sales decreased 760 basis points to 84.7 percent, primarily due to lower depreciation expenses.  Depreciation expenses decreased $4.5 million compared with the first quarter of fiscal 2021.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale in fiscal 2021.  We completed the sale of the air-cooled automotive business on April 30, 2021.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $8.4 million and gross margin improved 760 basis points to 15.3 percent.

SG&A expenses increased $2.6 million compared with the first quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

The net impairment reversal of $2.1 million in the first quarter of fiscal 2022 primarily related to assets in our liquid-cooled automotive business.  As a result of modifying the sale perimeter with the buyer, we reevaluated the long-lived assets within the businesses that will no longer be sold to the prospective buyer and reversed $7.4 million of previously-recorded impairment charges to adjust the asset groups to their estimated fair value.  This impairment reversal was partially offset by $5.3 million of impairment charges related to other assets held for sale in the Automotive segment.

Operating income of $4.2 million represents an $8.0 million improvement from the prior-year operating loss of $3.8 million and was primarily due to higher gross profit and the net impairment reversal, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents of $49.0 million as of June 30, 2021 and an available borrowing capacity of $199.4 million under our revolving credit facility.  Given our extensive international operations, approximately $46.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash used for operating activities for the three months ended June 30, 2021 was $10.1 million, which represents a $22.4 million decrease compared with net cash provided by operating activities in the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, partially offset by the favorable impact of higher earnings.  The unfavorable changes in working capital during the first three months of fiscal 2022, compared with the same period in the prior year, included higher inventory levels and higher payments for incentive compensation and employee benefits.  The higher inventory levels in fiscal 2022 have resulted from higher unit costs and  increased quantities on hand for raw materials and other purchased component inventory.

Capital Expenditures
Capital expenditures of $11.4 million during the first three months of fiscal 2022 increased $2.3 million compared with the same period in the prior year.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2021, our leverage ratio and interest coverage ratio were 2.0 and 10.8, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2022 and beyond.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2021.  Other risks and uncertainties include, but are not limited to, the following:

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

•
The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums, fabrication, or freight costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, whether through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•
The overall health and continually increasing price-down focus of our vehicular customers in light of economic and market-specific factors, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•
The impact of any problems with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

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

•	The impact of any delays or modifications initiated by major customers with respect to program launches, product applications or volume requirements;

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•
Our ability to effectively and efficiently modify our cost structure in response to sales volume increases or decreases and to complete restructuring activities and realize the anticipated benefits of those activities;

•
Costs and other effects of the investigation and remediation of environmental contamination; particularly when related to the actions or inactions of others and/or facilities over which we have no control;

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions, in light of tight global labor markets;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of any substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

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

•	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2021.  The Company’s market risks have not materially changed since the fiscal 2021 Form 10-K was filed.

Item 4. Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2021	_______	_______	_______	$50,000,000

May 1 – May 31, 2021	27,646 (b)	$17.49	_______	$50,000,000

June 1 – June 30, 2021	32,031 (b)	$17.59	_______	$50,000,000

Total	59,677 (b)	$17.54	_______

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

Item 5. Other Information.

As announced on August 4, 2021, the Company has appointed Eric S. McGinnis to the position of Vice President, Building HVAC.  In connection with this appointment, effective August 10, 2021, Matthew J. McBurney, a named executive officer of the Company, will no longer serve in that role.  The Company anticipates that Mr. McBurney will remain with the Company to assist with the transition and work on special projects.

The terms of any separation arrangement with Mr. McBurney have not been determined as of the time of this filing, and will be provided by the Company in a Current Report on Form 8-K if and to the extent required under applicable regulations when such information becomes available.

Item 6. Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Form of Fiscal 2022 Modine Performance Cash Award Agreement		X

10.2	Form of Fiscal 2022 Modine Incentive Stock Option Award Agreement		X

10.3	Form of Fiscal 2022 Modine Non-Qualified Stock Option Award Agreement		X

10.4	Form of Fiscal 2022 Modine Restricted Stock Unit Award Agreement		X

10.5	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: August 5, 2021

* Executing as both the principal financial officer and a duly authorized officer of the Company