Form 10-Q
period 2021-09-30
MODINE MANUFACTURING CO
filed 2021-11-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,853,603 at October 29, 2021.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2021 and 2020
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net sales	$478.9	$461.4	$973.5	$809.2
Cost of sales	412.6	380.6	834.0	682.3
Gross profit	66.3	80.8	139.5	126.9
Selling, general and administrative expenses	51.9	50.8	111.3	95.5
Restructuring expenses	0.6	1.5	0.9	6.1
Impairment charges – net	3.3	-	1.5	-
Loss on sale of assets	-	-	6.6	-
Operating income	10.5	28.5	19.2	25.3
Interest expense	(3.8)	(5.2)	(8.0)	(10.6)
Other expense – net	(0.7)	(0.5)	(0.5)	(0.5)
Earnings before income taxes	6.0	22.8	10.7	14.2
Provision for income taxes	(5.4)	(13.9)	(7.3)	(13.7)
Net earnings	0.6	8.9	3.4	0.5
Net earnings attributable to noncontrolling interest	(0.2)	(0.3)	(0.7)	(0.5)
Net earnings attributable to Modine	$0.4	$8.6	$2.7	$-

Net earnings per share attributable to Modine shareholders:
Basic	$0.01	$0.17	$0.05	$-
Diluted	$0.01	$0.17	$0.05	$-

Weighted-average shares outstanding:
Basic	52.0	51.3	51.9	51.1
Diluted	52.6	51.3	52.5	51.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2021 and 2020
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net earnings	$0.6	$8.9	$3.4	$0.5
Other comprehensive income (loss):
Foreign currency translation	(8.0)	17.4	(2.8)	22.8
Defined benefit plans, net of income taxes of $0, $0.4, $0, and $0.8 million	1.6	1.3	5.0	2.5
Cash flow hedges, net of income taxes of $0.1, $0.2, $0.1, and $0.5 million	-	0.4	(0.4)	1.4
Total other comprehensive income (loss)	(6.4)	19.1	1.8	26.7

Comprehensive income (loss)	(5.8)	28.0	5.2	27.2
Comprehensive loss (income) attributable to noncontrolling interest	0.2	(0.4)	(0.5)	(0.7)
Comprehensive income (loss) attributable to Modine	$(5.6)	$27.6	$4.7	$26.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2021 and March 31, 2021
(In millions, except per share amounts)
(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$56.0	$37.8
Trade accounts receivable – net	276.8	267.9
Inventories	248.9	195.6
Assets held for sale	70.5	107.6
Other current assets	44.5	35.9
Total current assets	696.7	644.8
Property, plant and equipment – net	265.9	269.9
Intangible assets – net	96.0	100.6
Goodwill	170.1	170.7
Deferred income taxes	26.0	24.5
Other noncurrent assets	67.3	66.2
Total assets	$1,322.0	$1,276.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$0.2	$1.4
Long-term debt – current portion	21.8	21.9
Accounts payable	252.5	233.9
Accrued compensation and employee benefits	64.5	66.5
Liabilities held for sale	65.5	103.3
Other current liabilities	49.5	42.2
Total current liabilities	454.0	469.2
Long-term debt	366.9	311.2
Deferred income taxes	6.0	5.9
Pensions	53.8	58.6
Other noncurrent liabilities	77.3	75.7
Total liabilities	958.0	920.6
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.5 million and 54.3 million shares	34.1	33.9
Additional paid-in capital	259.4	255.0
Retained earnings	261.9	259.2
Accumulated other comprehensive loss	(159.2)	(161.2)
Treasury stock, at cost, 2.7 million shares	(39.2)	(38.2)
Total Modine shareholders’ equity	357.0	348.7
Noncontrolling interest	7.0	7.4
Total equity	364.0	356.1
Total liabilities and equity	$1,322.0	$1,276.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2021 and 2020
(In millions)
(Unaudited)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$3.4	$0.5
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	26.6	37.9
Impairment charges – net	1.5	-
Loss on sale of assets	6.6	-
Stock-based compensation expense	3.6	2.1
Deferred income taxes	(1.7)	1.0
Other – net	1.2	2.5
Changes in operating assets and liabilities:
Trade accounts receivable	12.5	4.4
Inventories	(54.8)	11.0
Accounts payable	4.1	(5.7)
Other assets and liabilities	(22.0)	33.6
Net cash (used for) provided by operating activities	(19.0)	87.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20.4)	(14.6)
Proceeds from (payments for) disposition of assets	(5.2)	0.6
Disbursements for loan origination (see Note 1)	(4.7)	-
Other – net	1.3	0.7
Net cash used for investing activities	(29.0)	(13.3)

Cash flows from financing activities:
Borrowings of debt	199.9	8.2
Repayments of debt	(145.6)	(103.0)
Borrowings on bank overdraft facilities – net	10.5	12.5
Financing fees paid	(0.2)	(0.8)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	-	(0.8)
Net cash provided by (used for) financing activities	63.7	(83.9)

Effect of exchange rate changes on cash	(0.3)	1.3
Net increase (decrease) in cash, cash equivalents, restricted cash and cash held for sale	15.4	(8.6)

Cash, cash equivalents, restricted cash and cash held for sale – beginning of period	46.1	71.3
Cash, cash equivalents, restricted cash and cash held for sale – end of period	$61.5	$62.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended September 30, 2021 and 2020
(In millions)
(Unaudited)

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2
Net earnings	-	-	-	0.4	-	-	0.2	0.6
Other comprehensive loss	-	-	-	-	(6.0)	-	(0.4)	(6.4)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2021	54.5	$34.1	$259.4	$261.9	$(159.2)	$(39.2)	$7.0	$364.0

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net (loss) earnings	-	-	-	(8.6)	-	-	0.2	(8.4)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7
Net earnings	-	-	-	8.6	-	-	0.3	8.9
Other comprehensive income	-	-	-	-	19.0	-	0.1	19.1
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	1.4	-	-	-	-	1.4
Balance, September 30, 2020	53.8	$33.6	$247.0	$469.9	$(196.8)	$(37.9)	$6.4	$522.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2022 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2021.

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

In connection with the sale of the air-cooled automotive business, the Company provided the buyer with a 5-year, 4.0 million euro loan facility.  Borrowings under the agreement currently bear interest at 2.5 percent.  During the second quarter of fiscal 2022, the Company disbursed 4.0 million euro, or $4.7 million, to the buyer under this facility.  As of September 30, 2021, the Company recorded the loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date.

Disposition of Previously-Closed Facility
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

Chief Executive Officer (“CEO”) Transition in Fiscal 2021
In August 2020, Thomas A. Burke stepped down from his position as President and CEO.  As a result of Mr. Burke’s departure and in connection with the search for his successor, the Company recorded costs totaling $5.5 million during the second quarter of fiscal 2021.  These costs, which were recorded as selling, general and administrative (“SG&A”) expenses at Corporate, primarily consisted of severance and benefit-related expenses based upon the terms of Mr. Burke’s transition and separation agreement and costs directly associated with the CEO search, partially offset by the impact of Mr. Burke’s forfeited stock-based compensation awards.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 2: Assets Held for Sale

Liquid-cooled Automotive Business
On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated (“Dana”), subject to the receipt of governmental and third-party approvals and satisfaction of other closing conditions.  During the first quarter of fiscal 2022, the Company and Dana withdrew the regulatory filing for approval of the transaction in Germany.  The Company and Dana subsequently resubmitted a plan containing a modified sale perimeter for regulatory approval.  During the second quarter of fiscal 2022, the Company and Dana engaged with the regulatory authority in Germany, providing responses and information as requested.  As of September 30, 2021, the Company believed it was probable that the sale would close within one year and all held for sale criteria were met.  Accordingly, the Company classified the assets and liabilities within the modified sale perimeter as held for sale on its September 30, 2021 consolidated balance sheet.

On October 25, 2021, the Company announced that it has reached a mutual agreement with Dana to terminate the sale agreement.  Both companies have been actively engaged in the regulatory review process in Germany for many months and mutually decided that it is no longer in the best interest of either party to pursue the transaction further.  As a result, the Company expects that the liquid-cooled automotive business will no longer meet the requirements to be classified as held for sale during the third quarter of fiscal 2022.  The Company expects that, upon reverting back to held and used classification during the third quarter of fiscal 2022, it will measure the asset groups within the modified sale perimeter at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value.  The long-lived assets within the liquid-cooled automotive business, primarily property, plant and equipment, have been fully impaired while classified as held for sale.  Through September 30, 2021, the Company recorded $119.6 million of cumulative asset impairment charges related to these assets.  At this time, the Company is unable to quantify or predict any adjustments to the carrying value of the liquid-cooled automotive business's long-lived assets to be recorded during the third quarter of fiscal 2022.

At each reporting date while the liquid-cooled automotive business was held for sale, the Company reassessed its fair value less costs to sell.  As a result of these evaluations for the first two quarters of fiscal 2022, the Company recorded a total of $8.6 million of non-cash impairment charges related to the Automotive segment’s held for sale assets.  These impairment charges reduced the net carrying value of property, plant and equipment additions during each quarter to zero.  In addition, in connection with the modification to the sale perimeter in the first quarter of fiscal 2022, the Company determined that certain manufacturing operations no longer met the requirements to be classified as held for sale.  As a result of its evaluation, the Company reversed $7.4 million of impairment charges to adjust the long-lived asset groups to their estimated fair value as of June 30, 2021.  For purposes of its evaluation, the Company estimated the fair value of the businesses primarily using the income approach, which is a valuation technique that focuses on future cash flows anticipated to be generated by a business.  The Company’s determination of fair value involved judgement and the use of significant estimates and assumptions, including assumptions regarding future revenue projections and operating profit margins, risk-adjusted discount rates, business trends and market conditions.  The fair value measurements of these businesses are categorized as Level 3 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 3 fair value measurement.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Assets and Liabilities Held for Sale
As of September 30, 2021, the Company presented the assets and liabilities within the modified sale perimeter of the liquid-cooled automotive business as held for sale on its consolidated balance sheet.

As of March 31, 2021, the Company presented the assets and liabilities of the liquid- and air-cooled automotive businesses as held for sale.  See Note 1 for additional information regarding the sale of the air-cooled automotive business, which was completed on April 30, 2021.

The major classes of assets and liabilities held for sale were as follows:

	September 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$5.3	$8.0
Trade accounts receivable – net	27.5	54.4
Inventories	18.6	24.7
Other current assets	13.9	12.8
Property, plant and equipment – net	117.4	164.0
Other noncurrent assets	7.4	8.8
Impairment of carrying value	(119.6)	(165.1)
Total assets held for sale	$70.5	$107.6

LIABILITIES
Short-term debt	$15.0	$5.0
Accounts payable	24.3	46.3
Accrued compensation and employee benefits	5.8	15.5
Other current liabilities	7.0	12.2
Pensions	9.9	17.8
Other noncurrent liabilities	3.5	6.5
Total liabilities held for sale	$65.5	$103.3

Note 3: Revenue Recognition

Disaggregation of Revenue
The table below presents revenue for each of the Company’s business segments, Building HVAC Systems (“BHVAC”), CIS, Heavy Duty Equipment (“HDE”) and Automotive.  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition and includes inter-segment sales.

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment; see Note 20 for additional information regarding the Company’s operating segments.  In connection with this segment realignment, the Company also reassessed end market classifications within the impacted businesses.  The primary end market revenue information presented in the tables below for fiscal 2021 has been recast to conform to the Company’s new classifications for its end markets.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
	Three months ended September 30, 2021					Three months ended September 30, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$60.1	$133.6	$-	$-	$193.7	$52.5	$107.3	$-	$-	$159.8
Data center cooling	17.3	-	-	-	17.3	15.7	-	-	-	15.7
Industrial cooling	-	16.8	-	-	16.8	-	18.6	-	-	18.6
Commercial vehicle	-	-	76.9	3.6	80.5	-	-	61.5	3.8	65.3
Off-highway	-	-	77.0	1.1	78.1	-	-	58.1	0.8	58.9
Automotive and light vehicle	-	-	20.4	59.4	79.8	-	-	28.0	97.6	125.6
Other	0.1	3.1	21.5	1.3	26.0	0.3	2.3	18.0	7.7	28.3
Net sales	$77.5	$153.5	$195.8	$65.4	$492.2	$68.5	$128.2	$165.6	$109.9	$472.2

Geographic location:
Americas	$45.1	$83.2	$126.7	$7.7	$262.7	$38.5	$67.8	$98.6	$16.9	$221.8
Europe	32.4	60.8	35.4	45.4	174.0	30.0	46.9	32.1	75.4	184.4
Asia	-	9.5	33.7	12.3	55.5	-	13.5	34.9	17.6	66.0
Net sales	$77.5	$153.5	$195.8	$65.4	$492.2	$68.5	$128.2	$165.6	$109.9	$472.2

Timing of revenue recognition:
Products transferred at a point in time	$74.3	$141.8	$187.1	$65.4	$468.6	$66.4	$119.1	$157.4	$109.9	$452.8
Products transferred over time	3.2	11.7	8.7	-	23.6	2.1	9.1	8.2	-	19.4
Net sales	$77.5	$153.5	$195.8	$65.4	$492.2	$68.5	$128.2	$165.6	$109.9	$472.2

	Six months ended September 30, 2021					Six months ended September 30, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$107.3	$266.9	$-	$-	$374.2	$88.0	$203.9	$-	$-	$291.9
Data center cooling	35.5	-	-	-	35.5	34.1	-	-	-	34.1
Industrial cooling	-	34.0	-	-	34.0	-	35.7	-	-	35.7
Commercial vehicle	-	-	156.1	7.7	163.8	-	-	107.8	5.9	113.7
Off-highway	-	-	156.9	2.4	159.3	-	-	111.5	1.5	113.0
Automotive and light vehicle	-	-	40.8	138.9	179.7	-	-	41.0	152.0	193.0
Other	1.3	6.7	43.8	2.6	54.4	0.5	5.1	28.8	12.6	47.0
Net sales	$144.1	$307.6	$397.6	$151.6	$1,000.9	$122.6	$244.7	$289.1	$172.0	$828.4

Geographic location:
Americas	$76.6	$165.3	$246.3	$17.0	$505.2	$64.5	$128.0	$166.5	$24.4	$383.4
Europe	67.5	126.3	76.6	108.9	379.3	58.1	91.5	56.2	115.0	320.8
Asia	-	16.0	74.7	25.7	116.4	-	25.2	66.4	32.6	124.2
Net sales	$144.1	$307.6	$397.6	$151.6	$1,000.9	$122.6	$244.7	$289.1	$172.0	$828.4

Timing of revenue recognition:
Products transferred at a point in time	$139.4	$283.2	$380.5	$151.6	$954.7	$117.3	$225.6	$278.7	$172.0	$793.6
Products transferred over time	4.7	24.4	17.1	-	46.2	5.3	19.1	10.4	-	34.8
Net sales	$144.1	$307.6	$397.6	$151.6	$1,000.9	$122.6	$244.7	$289.1	$172.0	$828.4

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2021	March 31, 2021
Contract assets	$10.4	$5.7
Contract liabilities	7.1	5.6

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $4.7 million increase in contract assets during the first six months of fiscal 2022 primarily resulted from an increase in contracts assets for revenue recognized over time and, to a lesser extent, an increase in capitalized costs related to customer-owned tooling contracts.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $1.5 million increase in contract liabilities during the first six months of fiscal 2022 was primarily related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  At September 30, 2021 and March 31, 2021, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $2.9 million and $2.8 million, respectively.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 5: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Service cost	$-	$0.1	$0.1	$0.2
Interest cost	1.9	1.9	3.7	3.9
Expected return on plan assets	(3.2)	(2.8)	(6.4)	(5.7)
Amortization of unrecognized net loss	1.7	1.8	3.4	3.5
Net periodic benefit cost	$0.4	$1.0	$0.8	$1.9

During the six months ended September 30, 2021, the Company contributed $3.5 million to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $2.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively.  The Company recognized stock-based compensation expense of $3.6 million and $2.1 million for the six months ended September 30, 2021 and 2020, respectively.

The fair value of stock-based compensation awards granted during the six months ended September 30, 2021 were as follows:

	Shares	Fair Value Per Award
Stock options	0.2	$8.98
Restricted stock awards	0.3	$15.97
Unrestricted stock awards	0.1	$15.93

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first six months of fiscal 2022.  The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period ending March 31, 2024.

In fiscal 2021, the Company granted stock-based awards to officers and other executives during the third quarter of the fiscal year.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
The Company used the following assumptions in determining fair value for stock options for the six months ended September 30, 2021:

Expected life of awards in years	6.1
Risk-free interest rate	1.0%
Expected volatility of the Company’s stock	56.4%
Expected dividend yield on the Company’s stock	0.0%

As of September 30, 2021, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.0	3.0
Restricted stock awards	8.2	2.7
Performance stock awards	0.3	0.5
Total	$11.5	2.7

Note 7: Restructuring Activities

During the first six months of fiscal 2022, restructuring and repositioning expenses primarily consisted of equipment transfer costs within the HDE segment and severance-related costs associated with targeted headcount reductions in the Automotive and CIS segments.

During the first six months of fiscal 2021, the Company recorded $3.0 million of severance expenses related to plant consolidation activities in China within the CIS segment.  The Company also implemented targeted headcount reductions in the HDE and CIS segments.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Employee severance and related benefits	$0.2	$1.3	$0.3	$5.7
Other restructuring and repositioning expenses	0.4	0.2	0.6	0.4
Total	$0.6	$1.5	$0.9	$6.1

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

	Three months ended September 30,
	2021	2020
Beginning balance	$2.9	$6.9
Additions	0.2	1.3
Payments	(0.1)	(2.6)
Effect of exchange rate changes	(0.2)	0.2
Ending balance	$2.8	$5.8

	Six months ended September 30,
	2021	2020
Beginning balance	$4.0	$5.0
Additions	0.3	5.7
Payments	(1.4)	(5.2)
Effect of exchange rate changes	(0.1)	0.3
Ending balance	$2.8	$5.8

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Interest income	$0.1	$-	$0.1	$0.3
Foreign currency transactions (a)	(0.5)	0.2	(0.1)	0.7
Net periodic benefit cost (b)	(0.3)	(0.7)	(0.5)	(1.5)
Total other expense – net	$(0.7)	$(0.5)	$(0.5)	$(0.5)

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

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 90.0 percent and 61.0 percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2021 and 2020 was 68.2 percent and 96.5 percent, respectively.

The effective tax rate for the second quarter of fiscal 2022 was negatively impacted by a $1.6 million income tax charge related to a valuation allowance established on deferred tax assets in a foreign jurisdiction.  The effective tax rate for the first six months of fiscal 2022, however, was positively impacted by a net $3.2 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions.  Compared to the fiscal 2021 periods, the effective tax rates for the fiscal 2022 periods were negatively impacted by changes in the mix and amount of foreign and U.S. earnings.  The effective tax rates for the fiscal 2021 periods were negatively impacted by a $6.6 million income tax charge related to a valuation allowance on deferred tax assets in the U.S.

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

Based upon the Company’s analysis as of June 30, 2021, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction will be realized.  As a result, the need for the valuation allowance recorded thereon was eliminated and the Company recorded an income tax benefit of $ 4.8 million in the first quarter of fiscal 2022.  The Company’s analysis included consideration of the perimeter modifications for the liquid-cooled automotive business and the associated reversal of $7.4 million of impairment charges during the first quarter of fiscal 2022; see Note 2 for additional information.  Based upon the Company’s analysis as of September 30, 2021, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction will not be realized.  As a result, the Company recorded an income tax charge of $1.6 million in the second quarter of fiscal 2022.  Combined, these fiscal 2022 valuation allowance adjustments resulted in a net income tax benefit of $3.2 million during the first six months of fiscal 2022.

Based upon the Company’s analysis as of September 30, 2020, the Company recorded an income tax charge of $6.6 million to increase its valuation allowance on certain U.S. deferred tax assets after determining it was more likely than not the deferred tax assets would not be realized based upon finalized foreign tax credit regulations enacted during the quarter.

As of September 30, 2021, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $86.0 million and $11.4 million, respectively.  These totals exclude the full valuation allowances recorded for net deferred tax assets classified as held for sale. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net earnings attributable to Modine	$0.4	$8.6	$2.7	$-

Weighted-average shares outstanding - basic	52.0	51.3	51.9	51.1
Effect of dilutive securities	0.6	-	0.6	-
Weighted-average shares outstanding - diluted	52.6	51.3	52.5	51.1

Earnings per share:
Net earnings per share - basic	$0.01	$0.17	$0.05	$-
Net earnings per share - diluted	$0.01	$0.17	$0.05	$-

For both the three and six months ended September 30, 2021, the calculation of diluted earnings per share excluded 0.6 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

For the three and six months ended September 30, 2020, the calculation of diluted earnings per share excluded 1.0 million and 1.1 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for both the three and six months ended September 30, 2020 excluded 0.4 million restricted stock awards because they were anti-dilutive.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$56.0	$37.8
Restricted cash	0.1	0.1
Cash and restricted cash held for sale	5.4	8.2
Total cash, cash equivalents, restricted cash and cash held for sale	$61.5	$46.1

Restricted cash, which is reported within other current assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 12: Inventories

Inventories consisted of the following:

	September 30, 2021	March 31, 2021
Raw materials	$153.5	$117.1
Work in process	50.6	38.5
Finished goods	44.8	40.0
Total inventories	$248.9	$195.6

Inventories in the table above exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2021	March 31, 2021
Land	$16.8	$16.4
Buildings and improvements (10-40 years)	214.2	203.5
Machinery and equipment (3-15 years)	703.9	623.2
Office equipment (3-10 years)	83.9	81.3
Construction in progress	19.9	19.0
	1,038.7	943.4
Less: accumulated depreciation	(772.8)	(673.5)
Net property, plant and equipment	$265.9	$269.9

Property, plant and equipment in the table above excludes amounts classified as held for sale.  See Note 2 for additional information.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 14: Goodwill and Intangible Assets

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment; see Note 20 for additional information.  As a result of this segment realignment, the Company reassigned a total of $32.5 million of goodwill from a reporting unit within the CIS segment to the reporting units within the BHVAC segment using the relative fair value approach.  To determine the amount of goodwill to be reassigned, the Company compared the estimated fair values of the businesses transferred to the BHVAC segment with the CIS reporting unit immediately prior to the segment change.  The Company estimated the fair values of the affected businesses based upon the present value of their anticipated future cash flows.  The Company’s determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.
The following table presents a rollforward of the carrying value of goodwill from March 31, 2021 to September 30, 2021.  The Company has revised the March 31, 2021 goodwill balances to be comparable with the current segment structure.

	BHVAC	CIS	Total
Goodwill, March 31, 2021	$47.0	$123.7	$170.7
Effect of exchange rate changes	(0.5)	(0.1)	(0.6)
Goodwill, September 30, 2021	$46.5	$123.6	$170.1

In conjunction with the goodwill reassignment evaluation described above, the Company tested its reporting units for potential impairment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.

Although the Company concluded goodwill was not impaired, the Company identified that subsequent to the segment realignment, the estimated fair value of the Coils and Coolers reporting unit within the CIS segment exceeds its carrying value by approximately 8.0 percent.  As such, there is a heightened risk of a future impairment charge with respect to the $61.0 million of goodwill recorded in this reporting unit as of September 30, 2021.  In estimating the fair value of the Coils and Coolers reporting unit, the Company calculated the present value of its anticipated future cash flows using a discounted cash flow model.  The most significant estimates and assumptions inherent in the discounted cash flow model are forecasted financial results, the terminal growth rate, and the discount rate.  These assumptions are classified as level 3 inputs.  Refer to Note 4 for the definition of a Level 3 fair value measurement.  The Company utilized its multi-year projections for revenue and operating income margins and considered both historical revenue growth rates and earnings levels as well as its assessment of future market potential and expectations for the future financial performance of the reporting unit.  The Company used a discount rate corresponding to its estimated cost of capital, adjusting for country-specific risks based upon the location of the businesses within the reporting unit.

While the Company believes the assumptions it used in estimating the Coils and Coolers reporting unit’s fair value were appropriate and resulted in a reasonable estimate of its fair value, future events or circumstances could have a negative effect on its estimated fair value and could trigger an impairment charge.  These potential future events or circumstances could include lower than forecasted revenues or earnings, market trends that fall below the Company’s current expectations, actions of key customers, or increases in the discount rate.  The Company cannot predict the occurrence of events or changes in circumstances that could adversely affect the reporting unit’s future revenue and operating income margins or increase the discount rate, thereby resulting in an impairment charge which could be material to the Company’s consolidated financial statements.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Intangible assets consisted of the following:

	September 30, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.5	$(18.7)	$43.8	$62.8	$(16.9)	$45.9
Trade names	51.3	(12.6)	38.7	51.5	(11.4)	40.1
Acquired technology	23.7	(10.2)	13.5	23.9	(9.3)	14.6
Total intangible assets	$137.5	$(41.5)	$96.0	$138.2	$(37.6)	$100.6

The Company recorded amortization expense of $2.1 million for each of the three months ended September 30, 2021 and 2020. The Company recorded amortization expense of $4.2 million for each of the six months ended September 30, 2021 and 2020. The Company estimates that it will record $4.2 million of amortization expense during the remainder of fiscal 2022 and approximately $8.0 million of annual amortization expense in fiscal 2023 through 2027.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2021	2020
Beginning balance	$5.6	$8.3
Warranties recorded at time of sale	1.6	1.4
Adjustments to pre-existing warranties	(0.3)	0.1
Settlements	(1.3)	(0.9)
Effect of exchange rate changes	-	0.1
Ending balance	$5.6	$9.0

	Six months ended September 30,
	2021	2020
Beginning balance	$5.2	$7.9
Warranties recorded at time of sale	3.0	2.5
Adjustments to pre-existing warranties	(0.5)	0.1
Settlements	(2.1)	(1.7)
Effect of exchange rate changes	-	0.2
Ending balance	$5.6	$9.0

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 16: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets. The amounts exclude operating lease right of use (“ROU”) assets and liabilities, which each totaled $4.0 million and $6.1 million as of September 30, 2021 and March 31, 2021, respectively, that are classified as held for sale on the Company’s consolidated balance sheets; see Note 2 for additional information.

	Balance Sheet Location	September 30, 2021	March 31, 2021
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$51.0	$54.1
Finance lease ROU assets (a)	Property, plant and equipment - net	8.0	8.3

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.4	$11.2
Operating lease liabilities	Other noncurrent liabilities	41.4	44.8
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.0	3.2

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $2.6 million and $2.4 million as of September 30, 2021 and March 31, 2021, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Operating lease expense (a)	$4.8	$5.2	$9.4	$10.1
Finance lease expense:
Depreciation of ROU assets	0.2	0.1	0.3	0.2
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$5.1	$5.4	$9.8	$10.4

(a)
For the three and six months ended September 30, 2021, operating lease expense included short-term lease expense of $1.0 million and $1.8 million, respectively.  For the three and six months ended September 30, 2020, operating lease expense included short-term lease expense of $0.9 million and $1.8 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 17: Indebtedness

Long-term debt consisted of the following:

_	Fiscal year of maturity	September 30, 2021	March 31, 2021
Term loans	2025	$171.9	$178.9
Revolving credit facility	2025	67.2	4.8
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)		3.4	3.6
		392.5	337.3
Less: current portion		(21.8)	(21.9)
Less: unamortized debt issuance costs		(3.8)	(4.2)
Total long-term debt		$366.9	$311.2

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2022	$15.1
2023	21.8
2024	21.8
2025	215.2
2026	33.8
2027 & beyond	84.8
Total	$392.5

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities and shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At September 30, 2021, the weighted-average interest rates for revolving credit facility borrowings and the term loans were each 1.6 percent.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
At September 30, 2021, the Company’s revolving credit facility borrowings totaled $67.2 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $177.1 million.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $15.2 million at September 30, 2021, of which $15.0 million was classified as held for sale.  The $5.0 million of outstanding short-term foreign borrowings at March 31, 2021 were classified as held for sale.  See Note 2 for additional information.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2021, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 2.5 and 10.1, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2021 and March 31, 2021, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $155.1 million and $146.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

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

The Company’s consolidated financial statements reflect estimates and assumptions made by management, including assumptions regarding the future impacts of the COVID-19 pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.  While the Company believes it used appropriate estimates and assumptions to prepare the consolidated financial statements, actual amounts could differ materially, and future events or circumstances could have a potential negative effect on the assumptions used.  If the Company, its suppliers, or its customers experience additional shutdowns or other significant business disruptions associated with the COVID-19 pandemic, its ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.9 million and $16.0 million as of September 30, 2021 and March 31, 2021, respectively.  During the first quarter of fiscal 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $3.4 million.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2021				Six months ended September 30, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(26.0)	$(127.4)	$0.2	$(153.2)	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(7.6)	-	0.4	(7.2)	(2.6)	-	0.7	(1.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	3.3	-	3.3
Unrecognized net pension loss in disposed business (b)	-	-	-	-	-	1.7	-	1.7
Realized losses - net (c)	-	-	(0.3)	(0.3)	-	-	(1.0)	(1.0)
Income taxes	-	-	(0.1)	(0.1)	-	-	(0.1)	(0.1)
Total other comprehensive income (loss)	(7.6)	1.6	-	(6.0)	(2.6)	5.0	(0.4)	2.0

Ending balance	$(33.6)	$(125.8)	$0.2	$(159.2)	$(33.6)	$(125.8)	$0.2	$(159.2)

	Three months ended September 30, 2020				Six months ended September 30, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(56.1)	$(159.7)	$-	$(215.8)	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	17.3	-	0.3	17.6	22.6	-	1.1	23.7
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.7	-	1.7	-	3.3	-	3.3
Realized losses - net (c)	-	-	0.3	0.3	-	-	0.8	0.8
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(0.8)	(0.5)	(1.3)
Total other comprehensive income	17.3	1.3	0.4	19.0	22.6	2.5	1.4	26.5

Ending balance	$(38.8)	$(158.4)	$0.4	$(196.8)	$(38.8)	$(158.4)	$0.4	$(196.8)

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

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of the Company’s business in Guadalajara, Spain and a portion of its business in Grenada, Mississippi.  Through this segment realignment, the Company has aligned all of its data center businesses under the BHVAC leadership team in order to accelerate commercial excellence, operational improvements, and organizational efficiencies.  As a result, the Company revised its reporting segments and is reporting the financial results of the transferred businesses within the BHVAC segment, consistent with how the Company’s chief operating decision maker is assessing operating performance and allocating capital resources.  The segment realignment had no impact on the HDE and Automotive segments or on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,
	2021			2020
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$77.4	$0.1	$77.5	$68.2	$0.3	$68.5
CIS	151.2	2.3	153.5	126.9	1.3	128.2
HDE	185.8	10.0	195.8	157.6	8.0	165.6
Automotive	64.5	0.9	65.4	108.7	1.2	109.9
Segment total	478.9	13.3	492.2	461.4	10.8	472.2
Corporate and eliminations	-	(13.3)	(13.3)	-	(10.8)	(10.8)
Net sales	$478.9	$-	$478.9	$461.4	$-	$461.4

	Six months ended September 30,
	2021			2020
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$142.8	$1.3	$144.1	$122.1	$0.5	$122.6
CIS	303.4	4.2	307.6	241.7	3.0	244.7
HDE	377.7	19.9	397.6	275.9	13.2	289.1
Automotive	149.6	2.0	151.6	169.5	2.5	172.0
Segment total	973.5	27.4	1,000.9	809.2	19.2	828.4
Corporate and eliminations	-	(27.4)	(27.4)	-	(19.2)	(19.2)
Net sales	$973.5	$-	$973.5	$809.2	$-	$809.2

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
BHVAC	$21.6	27.8%	$23.3	34.1%	$37.8	26.2%	$39.1	31.9%
CIS	18.3	11.9%	17.7	13.8%	39.1	12.7%	31.9	13.0%
HDE	18.3	9.4%	23.6	14.2%	40.9	10.3%	34.9	12.1%
Automotive	7.2	11.0%	16.6	15.2%	20.4	13.4%	21.4	12.5%
Segment total	65.4	13.3%	81.2	17.2%	138.2	13.8%	127.3	15.4%
Corporate and eliminations	0.9	-	(0.4)	-	1.3	-	(0.4)	-
Gross profit	$66.3	13.8%	$80.8	17.5%	$139.5	14.3%	$126.9	15.7%

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Operating income:
BHVAC	$10.0	$13.5	$15.7	$20.7
CIS	5.8	5.2	13.3	5.1
HDE	5.8	13.3	14.7	10.8
Automotive	(5.6)	8.0	(1.4)	4.2
Segment total	16.0	40.0	42.3	40.8
Corporate and eliminations	(5.5)	(11.5)	(23.1)	(15.5)
Operating income	$10.5	$28.5	$19.2	$25.3

	September 30, 2021	March 31, 2021
Total assets:
BHVAC	$204.2	$181.1
CIS	551.5	540.1
HDE	451.0	438.7
Automotive	117.6	124.2
Corporate and eliminations (a)	(2.3)	(7.4)
Total assets	$1,322.0	$1,276.7

(a)
At September 30, 2021 and March 31, 2021, Corporate assets totaled $23.2 million and $17.5 million, respectively and were more than offset by eliminations for intercompany balances, including accounts receivable.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended September 30, 2021 was the second quarter of fiscal 2022.

Recent Announcement
On October 25, 2021, we announced that we have agreed with Dana Incorporated (“Dana”) to terminate the definitive sale agreement for our liquid-cooled automotive business.  We have been actively engaged with Dana in the regulatory review process in Germany for many months and mutually decided that it is no longer in the best interest of either party to pursue the transaction further.

As a result of terminating the sale agreement, we expect that the liquid-cooled automotive business will no longer meet the requirements to be classified as held for sale during the third quarter of fiscal 2022.  Accordingly, we expect to adjust the underlying asset groups to the lower of their (i) carrying value, as if held for sale classification had not been met, or (ii) fair value.  At this time, we are unable to quantify or predict any adjustments to the carrying value of the liquid-cooled automotive business’s long-lived assets to be recorded during the third quarter of fiscal 2022.

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

The COVID-19 pandemic has broadly impacted the global economy and our key end markets, which were most severely impacted during the first quarter of fiscal 2021.  In an effort to mitigate the negative impacts of COVID-19 on our financial results, we implemented cost-saving actions starting in the first quarter of fiscal 2021 that primarily impacted selling, general and administrative (“SG&A”) expenses and capital expenditures.  While we remain focused on controlling expenses, we withdrew most of the cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels as markets recovered.  As a result and as anticipated, compensation-related expenses, particularly SG&A expenses, were higher in the first half of fiscal 2022 compared with the prior year.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic and the resulting impact on the global economy, could have a material adverse effect on our business, results of operations, and cash flows.

Second Quarter Highlights
Net sales in the second quarter of fiscal 2022 increased $17.5 million, or 4 percent, from the second quarter of fiscal 2021, primarily due to higher sales volume in our Heavy Duty Equipment (“HDE”), Commercial Industrial Solutions (“CIS”), and Building HVAC (“BHVAC”) segments, partially offset by lower sales in our Automotive segment.  Cost of sales increased $32.0 million, or 8 percent, compared with the second quarter of fiscal 2021, primarily due to higher sales volume and higher raw material prices, including underlying metal prices and related premiums, fabrication, freight, tariff and packaging costs.  Gross profit decreased $14.5 million and gross margin declined 370 basis points to 13.8 percent.  SG&A expenses increased $1.1 million.  Higher compensation-related expenses were partially offset by lower severance expenses for executive management positions compared with the second quarter of fiscal 2021.  Operating income of $10.5 million during the second quarter of fiscal 2022 decreased $18.0 million from the prior-year, primarily due to lower earnings in our Automotive and HDE segments.

Year-to-date Highlights
Net sales in the first six months of fiscal 2022 increased $164.3 million, or 20 percent, from the same period last year, primarily due to higher sales in our HDE, CIS and BHVAC segments, partially offset by lower sales in our Automotive segment.  Cost of sales increased $151.7 million, or 22 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices.  Gross profit increased $12.6 million and gross margin declined 140 basis points to 14.3 percent.  SG&A expenses increased $15.8 million, primarily due to higher compensation-related expenses, as the prior-year benefitted from cost-saving measures implemented in response to COVID-19.  Operating income of $19.2 million during the first six months of fiscal 2022 decreased $6.1 million from the same period in the prior-year, primarily due to the $6.6 million loss from the sale of the air-cooled automotive business and lower earnings in our Automotive and BHVAC segments, partially offset by the higher earnings in our CIS and HDE segments.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2021 and 2020:

	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$478.9	100.0%	$461.4	100.0%	$973.5	100.0%	$809.2	100.0%
Cost of sales	412.6	86.2%	380.6	82.5%	834.0	85.7%	682.3	84.3%
Gross profit	66.3	13.8%	80.8	17.5%	139.5	14.3%	126.9	15.7%
Selling, general and administrative expenses	51.9	10.8%	50.8	11.0%	111.3	11.4%	95.5	11.8%
Restructuring expenses	0.6	0.1%	1.5	0.3%	0.9	0.1%	6.1	0.8%
Impairment charges – net	3.3	0.7%	-	-	1.5	0.1%	-	-
Loss on sale of assets	-	-	-	-	6.6	0.7%	-	-
Operating income	10.5	2.2%	28.5	6.2%	19.2	2.0%	25.3	3.1%
Interest expense	(3.8)	-0.8%	(5.2)	-1.1%	(8.0)	-0.8%	(10.6)	-1.3%
Other expense – net	(0.7)	-0.1%	(0.5)	-0.1%	(0.5)	-0.1%	(0.5)	-0.1%
Earnings before income taxes	6.0	1.3%	22.8	4.9%	10.7	1.1%	14.2	1.8%
Provision for income taxes	(5.4)	-1.1%	(13.9)	-3.0%	(7.3)	-0.8%	(13.7)	-1.7%
Net earnings	$0.6	0.1%	$8.9	1.9%	$3.4	0.3%	$0.5	0.1%

Comparison of Three Months ended September 30, 2021 and 2020

Second quarter net sales of $478.9 million were $17.5 million, or 4 percent, higher than the second quarter of the prior year, primarily due to higher sales volume and favorable pricing adjustments in response to raw material price increases in our HDE, CIS, and BHVAC segments, partially offset by lower sales volume in our Automotive segment.  Sales in the HDE, CIS, and BHVAC segments increased $30.2 million, $25.3 million, and $9.0 million, respectively.  Sales in the Automotive segment decreased $44.5 million.

Second quarter cost of sales increased $32.0 million, or 8 percent, primarily due to higher sales volume and higher raw material prices, which increased approximately $43.0 million.  In addition, cost of sales in the second quarter of fiscal 2021 was favorably impacted by cost-saving actions taken in response to the COVID-19 pandemic.  These factors, which caused an increase in cost of sales compared with the second quarter of the prior year, were partially offset by lower depreciation expense in the Automotive segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 370 basis points to 86.2 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, second quarter gross profit decreased $14.5 million and gross margin declined 370 basis points to 13.8 percent.

Second quarter SG&A expenses increased $1.1 million.  Higher compensation-related expenses in the second quarter of fiscal 2022, as expenses in the second quarter of fiscal 2021 were favorably impacted by cost-saving actions including furloughs, shortened work weeks and temporary salary reductions that were implemented to mitigate the negative impacts of COVID-19, were partially offset by lower expenses at Corporate related to severance costs for executive management positions, which decreased $3.9 million.

Restructuring expenses of $0.6 million in the second quarter of fiscal 2022 decreased $0.9 million compared with the second quarter of fiscal 2021, primarily due to lower severance expenses.

The impairment charges of $3.3 million in the second quarter of fiscal 2022 related to assets held for sale within the Automotive segment.

Operating income of $10.5 million in the second quarter of fiscal 2022 decreased $18.0 million compared with the second quarter of fiscal 2021 and was primarily due to lower earnings in our Automotive and HDE segments.

Interest expense in the second quarter of fiscal 2022 decreased $1.4 million compared with the second quarter of fiscal 2021, primarily due to lower long-term debt outstanding during the period and favorable changes in interest rates.

The provision for income taxes was $5.4 million and $13.9 million in the second quarter of fiscal 2022 and 2021, respectively.  The $8.5 million decrease was primarily due to the absence of a $6.6 million income tax charge for a valuation allowance on certain U.S. deferred tax assets recorded in the prior year and lower operating earnings in the current year, partially offset by a $1.6 million income tax charge recorded during the second quarter of fiscal 2022 for a valuation allowance in a foreign jurisdiction.

Comparison of Six Months ended September 30, 2021 and 2020

Fiscal 2022 year-to-date net sales of $973.5 million were $164.3 million, or 20 percent, higher than the same period last year, primarily due to higher sales volumes and favorable pricing adjustments in response to raw material price increases in our HDE, CIS and BHVAC segments.  Sales in these segments increased $108.5 million, $62.9 million, and $21.5 million, respectively.  Automotive segment sales decreased $20.4 million.

Fiscal 2022 year-to-date cost of sales of $834.0 million increased $151.7 million, or 22 percent, primarily due to higher sales volume and higher raw material prices, which increased approximately $78.0 million.  In addition, cost of sales in the first six months of fiscal 2021 was favorably impacted by cost-saving actions taken in response to the COVID-19 pandemic.  These factors, which caused an increase in cost of sales compared with the same period in the prior year, were partially offset by lower depreciation expense in the Automotive segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 140 basis points to 85.7 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $12.6 million and gross margin declined 140 basis points to 14.3 percent.

Fiscal 2022 year-to-date SG&A expenses increased $15.8 million.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, as the prior year was favorably impacted by cost-saving actions implemented to mitigate the negative impacts of COVID-19.  In addition, we recorded $3.6 million of environmental charges at Corporate related to a previously-owned manufacturing facility in the U.S.  We also incurred $1.3 million of higher costs at Corporate related to our review of strategic alternatives for the Automotive segment businesses.  These increases were partially offset by lower severance expenses for executive management positions, which decreased $3.9 million.

Restructuring expenses of $0.9 million in the first six months of fiscal 2022 decreased $5.2 million compared with the same period last year, primarily due to lower severance expenses in the CIS and HDE segments.

The net impairment charges of $1.5 million during the first six months of fiscal 2022 primarily related to assets held for sale in the Automotive segment.

We sold our air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $19.2 million during the first six months of fiscal 2022 decreased $6.1 million compared with the same period last year and was primarily due to the $6.6 million loss on sale of the air-cooled automotive business and lower earnings in our Automotive and BHVAC segments, partially offset by higher earnings in our CIS and HDE segments.

Interest expense during the first six months of fiscal 2022 decreased $2.6 million compared with the same period last year, primarily due to lower long-term debt outstanding during the period and favorable changes in interest rates.

The provision for income taxes was $7.3 million and $13.7 million during the first six months of fiscal 2022 and 2021, respectively.  The $6.4 million decrease was primarily due to the absence of a $6.6 million income tax charge for a valuation allowance on certain U.S. deferred tax assets recorded in the prior year, a net $3.2 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions recorded during the first six months of fiscal 2022, partially offset by changes in the mix and amount of foreign and U.S. earnings.

SEGMENT RESULTS OF OPERATIONS

Effective July 1, 2021, we aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of our business in Guadalajara, Spain and a portion of our business in Grenada, Mississippi.  Through this segment change, we have aligned our data center businesses under the BHVAC leadership team in order to accelerate commercial excellence, operational improvements, and organizational efficiencies.  As a result, we revised our reporting segments and are reporting the financial results of the transferred businesses within the BHVAC segment.  The segment realignment had no impact on the HDE and Automotive segments or on our consolidated financial position, results of operations, and cash flows.  Segment financial information for the prior periods has been recast to conform to the current presentation.

As further described in Note 14 of the Notes to Condensed Consolidated Financial Statements and in connection with the segment realignment during the second quarter of fiscal 2022, we reassigned $32.5 million of goodwill from the CIS segment to the BHVAC segment.  In addition, we tested our reporting units for potential impairment and concluded that goodwill was not impaired.  However, we identified that the Coils and Coolers reporting unit within the CIS segment now exhibits a heightened risk of impairment since its excess estimated fair value over carrying value is relatively low, approximately 8.0 percent.  The goodwill attributable to the Coils and Coolers reporting unit was $61.0 million as of September 30, 2021.  Key estimates and assumptions used in estimating the reporting unit’s fair value include forecasted financial results, primarily future revenue and operating income margins, a 3.0 percent terminal growth rate and a 12.4 percent discount rate.  Future events or circumstances, including lower than forecasted revenues or earnings, market trends that fall below our current expectations, actions of key customers, or increases in the discount rate could negatively affect the reporting unit’s fair value and could trigger an impairment charge.  An approximately 100-basis point increase in the discount rate or an approximately 150-basis point decrease in the terminal growth assumption could trigger an impairment charge.  The estimated fair values for our other reporting units substantially exceeded their carrying value.

The following is a discussion of our segment results of operations for the three months and six months ended September 30, 2021 and 2020:

Building HVAC Systems
	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$77.5	100.0%	$68.5	100.0%	$144.1	100.0%	$122.6	100.0%
Cost of sales	55.9	72.2%	45.2	65.9%	106.3	73.8%	83.5	68.1%
Gross profit	21.6	27.8%	23.3	34.1%	37.8	26.2%	39.1	31.9%
Selling, general and administrative expenses	11.6	14.9%	9.8	14.4%	22.1	15.3%	18.4	15.0%
Operating income	$10.0	13.0%	$13.5	19.7%	$15.7	10.9%	$20.7	16.9%

Comparison of Three Months ended September 30, 2021 and 2020

BHVAC net sales increased $9.0 million, or 13 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and, to a lesser extent, favorable pricing adjustments in response to raw material price increases and a $1.6 million favorable impact of foreign currency exchange rates.  Compared with the second quarter of the prior year, BHVAC sales to commercial HVAC&R customers increased $7.6 million, primarily due to higher sales of heating and ventilation products.  In addition, sales to data center customers increased $1.6 million.

BHVAC cost of sales increased $10.7 million, or 24 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased by approximately $4.0 million.  In addition, cost of sales was unfavorably impacted by $1.4 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 630 basis points to 72.2 percent, primarily due to the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $1.7 million and gross margin declined 630 basis points to 27.8 percent.  While we have been focused on adjusting selling prices in response to higher material costs, gross margin was unfavorably impacted due to the timing lag of such price adjustments as compared with material prices at the purchase date.

SG&A expenses increased $1.8 million, or 50 basis points as a percentage of sales, from the prior year. The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $1.3 million.

Operating income of $10.0 million decreased $3.5 million from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher SG&A expenses and lower gross profit.

Comparison of Six Months ended September 30, 2021 and 2020

BHVAC year-to-date sales increased $21.5 million, or 18 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, a $5.4 million favorable impact of foreign currency exchange rates and pricing adjustments in response to increasing raw material costs.  Sales to commercial HVAC&R customers increased $19.3 million, primarily due to higher sales of heating and air conditioning products.

BHVAC year-to-date cost of sales increased $22.8 million, or 27 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $8.0 million.  In addition, cost of sales was unfavorably impacted by $4.6 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 570 basis points to 73.8 percent, primarily due to the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $1.3 million and gross margin declined 570 basis points to 26.2 percent.

BHVAC year-to-date SG&A expenses increased $3.7 million, or 30 basis points as a percentage of sales, compared with the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $2.8 million.

Operating income of $15.7 million decreased $5.0 million from the same period last year, primarily due to higher SG&A expenses and lower gross profit.

Commercial and Industrial Solutions
	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$153.5	100.0%	$128.2	100.0%	$307.6	100.0%	$244.7	100.0%
Cost of sales	135.2	88.1%	110.5	86.2%	268.5	87.3%	212.8	87.0%
Gross profit	18.3	11.9%	17.7	13.8%	39.1	12.7%	31.9	13.0%
Selling, general and administrative expenses	12.3	8.0%	11.0	8.5%	25.3	8.2%	22.9	9.3%
Restructuring expenses	0.2	0.1%	1.5	1.2%	0.2	0.1%	3.9	1.6%
Impairment charge	-	-	-	-	0.3	0.1%	-	-
Operating income	$5.8	3.8%	$5.2	4.1%	$13.3	4.3%	$5.1	2.1%

Comparison of Three Months ended September 30, 2021 and 2020

CIS net sales increased $25.3 million, or 20 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and favorable product pricing adjustments in response to raw material price increases.  CIS sales in the second quarter of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Compared with the second quarter of the prior year, sales to commercial HVAC&R customers increased $26.3 million.

CIS cost of sales increased $24.7 million, or 22 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased by approximately $16.0 million.  As a percentage of sales, cost of sales increased 190 basis points to 88.1 percent, as the favorable impacts of the higher sales volume and improved operating efficiencies were more than offset by the impact of the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $0.6 million and gross margin declined 190 basis points to 11.9 percent.

SG&A expenses increased $1.3 million, yet decreased 50 basis points as a percentage of sales, compared with the second quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $1.0 million.

Restructuring expenses decreased $1.3 million compared with the second quarter of fiscal 2021, primarily due to lower severance expenses.  The severance-related expenses in the second quarter of fiscal 2021 related to plant consolidation activities in China.

Operating income increased $0.6 million from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to lower restructuring expenses and higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months ended September 30, 2021 and 2020

CIS year-to-date net sales increased $62.9 million, or 26 percent, from the same period last year, primarily due to higher sales volume and favorable product pricing adjustments in response to raw material price increases.  In addition, sales were favorably impacted by $7.9 million from foreign currency exchange rates.  CIS sales during the first six months of fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Sales to commercial HVAC&R customers increased $63.0 million during the first six months of fiscal 2022, compared with the same period in the prior year.

CIS year-to-date cost of sales increased $55.7 million, or 26 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $31.0 million.  In addition, cost of sales was unfavorably impacted by $7.0 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 30 basis points to 87.3 percent, as the favorable impacts of the higher sales volume and improved operating efficiencies were more than offset by the impact of the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $7.2 million and gross margin declined 30 basis points to 12.7 percent.

CIS year-to-date SG&A expenses increased $2.4 million, yet decreased 110 basis points as a percentage of sales, from the same period last year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $2.0 million.

Restructuring expenses during the first six months of fiscal 2022 decreased $3.7 million, from the same period last year, primarily due to lower severance expenses.  The severance-related expenses during the first six months of fiscal 2021 primarily related to plant consolidation activities in China and targeted headcount reductions in North America.

During the first quarter of fiscal 2022, we recorded an impairment charge of $0.3 million to write-down a previously-closed manufacturing facility in the U.S to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income during the first six months of fiscal 2022 increased $8.2 million from the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Heavy Duty Equipment
	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$195.8	100.0%	$165.6	100.0%	$397.6	100.0%	$289.1	100.0%
Cost of sales	177.5	90.6%	142.0	85.8%	356.7	89.7%	254.2	87.9%
Gross profit	18.3	9.4%	23.6	14.2%	40.9	10.3%	34.9	12.1%
Selling, general and administrative expenses	12.2	6.2%	10.3	6.2%	25.7	6.5%	22.2	7.7%
Restructuring expenses	0.3	0.2%	-	-	0.5	0.1%	1.9	0.6%
Operating income	$5.8	3.0%	$13.3	8.1%	$14.7	3.7%	$10.8	3.8%

Comparison of Three Months ended September 30, 2021 and 2020

HDE net sales increased $30.2 million, or 18 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and pricing adjustments associated with raw material price increases.  Sales to off-highway and commercial vehicle customers increased $18.9 million and $15.4 million, respectively.

HDE cost of sales increased $35.5 million, or 25 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased approximately $19.0 million.  While we have provisions within many of our long-term customer contracts that provide for prospective selling price adjustments based upon changes in raw material costs, there is often a three-month to one-year lag until the time the price adjustments take effect, and the contract provisions are typically limited to the underlying cost of the material and do not include related premiums or fabrication costs.  As a percentage of sales, cost of sales increased 480 basis points to 90.6 percent, primarily due to the higher material prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $5.3 million and gross margin declined 480 basis points to 9.4 percent.

SG&A expenses increased $1.9 million, yet remained consistent at 6.2 percent of sales, compared with the second quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $2.0 million.

Restructuring expenses during the second quarter of fiscal 2022 were $0.3 million, and primarily consisted of equipment transfer costs in North America.

Operating income decreased $7.5 million from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to lower gross profit and higher SG&A expenses.

Comparison of Six Months ended September 30, 2021 and 2020

HDE year-to-date net sales increased $108.5 million, or 38 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, pricing adjustments associated with raw material price increases.  HDE sales in fiscal 2021, primarily in the first quarter, were negatively impacted by the COVID-19 pandemic.  Sales to commercial vehicle and off-highway customers increased $48.3 million and $45.4 million, respectively.

HDE year-to-date cost of sales increased $102.5 million, or 40 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased approximately $34.0 million.  As a percentage of sales, cost of sales increased 180 basis points to 89.7 percent, primarily due to the higher material prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $6.0 million and gross margin declined 180 basis points to 10.3 percent.

HDE year-to-date SG&A expenses increased $3.5 million, but decreased 120 basis points as a percentage of sales, compared with the same period in the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $4.0 million.

Restructuring expenses decreased $1.4 million from the same period last year and primarily consisted of equipment transfer costs.

Operating income during the first six months of fiscal 2022 increased $3.9 million from the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Automotive
	Three months ended September 30,				Six months ended September 30,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$65.4	100.0%	$109.9	100.0%	$151.6	100.0%	$172.0	100.0%
Cost of sales	58.2	89.0%	93.3	84.8%	131.2	86.6%	150.6	87.5%
Gross profit	7.2	11.0%	16.6	15.2%	20.4	13.4%	21.4	12.5%
Selling, general and administrative expenses	9.4	14.4%	8.6	7.9%	20.4	13.4%	17.0	9.9%
Restructuring expenses	0.1	0.2%	-	-	0.2	0.1%	0.2	0.1%
Impairment charges – net	3.3	5.0%	-	-	1.2	0.8%	-	-
Operating (loss) income	$(5.6)	-8.6%	$8.0	7.3%	$(1.4)	-0.9%	$4.2	2.4%

Comparison of Three Months ended September 30, 2021 and 2020

Automotive net sales decreased $44.5 million, or 40 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to the disposition of the air-cooled automotive business, which closed on April 30, 2021, and lower sales volume, largely associated with the negative impacts of the global semiconductor chip shortage on the automotive market.  The air-cooled automotive business’s sales were $18.0 million during the second quarter of fiscal 2021.  Sales in Europe, North America, and Asia decreased $30.0 million, $9.2 million, and $5.3 million, respectively.

Automotive cost of sales decreased $35.1 million, or 38 percent, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily due to lower sales volume and, to a lesser extent, lower depreciation expenses, which decreased $4.5 million.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale during the second half of fiscal 2021.  These decreases were partially offset by higher raw material prices, which increased approximately $4.0 million.  As a percentage of sales, cost of sales increased 420 basis points to 89.0 percent.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $9.4 million and gross margin declined 420 basis points to 11.0 percent.

SG&A expenses increased $0.8 million compared with the second quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $1.0 million.

The impairment charges of $3.3 million in the second quarter of fiscal 2022 related to assets in our liquid-cooled automotive business, which was held for sale during the quarter.

The operating loss of $5.6 million during the second quarter of fiscal 2022 represents a $13.6 million decline from the prior-year operating income of $8.0 million and was primarily due to lower gross profit and higher impairment charges.

Comparison of Six Months ended September 30, 2021 and 2020

Automotive year-to-date net sales decreased $20.4 million, or 12 percent, from the same period last year, primarily due to $22.0 million of lower sales from the air-cooled automotive business that we sold earlier this fiscal year and lower sales volume, partially offset by a $7.9 million favorable impact of foreign currency exchange rate changes.  Fiscal 2021 year-to-date sales were negatively impacted by the COVID-19 pandemic.  Fiscal 2022 year-to-date sales have been negatively impacted by the impact of the global semiconductor chip shortage on the automotive market.  Sales in North America, Asia, and Europe decreased $7.4 million, $6.9 million and $6.1 million, respectively.

Automotive year-to-date cost of sales decreased $19.4 million, or 13 percent, from the same period last year, primarily due to lower sales volume and lower depreciation expenses, which decreased $9.0 million.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale during the second half of fiscal 2021.  These decreases were partially offset by a $6.7 million unfavorable impact of foreign currency exchange rate changes and higher raw material prices, which increased approximately $5.0 million.  As a percentage of sales, cost of sales decreased 90 basis points to 86.6 percent.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit decreased $1.0 million and gross margin improved 90 basis points to 13.4 percent.

Automotive year-to-date SG&A expenses increased $3.4 million compared with the same period last year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $2.0 million, and a $1.0 million unfavorable impact of foreign currency exchange rate changes.

The year-to-date net impairment charges of $1.2 million primarily related to assets in our liquid-cooled automotive business.  During the first two quarters of fiscal 2022, we recorded a total of $8.6 million of non-cash impairment charges related to the Automotive segment’s held for sale assets.  These impairment charges were partially offset by a $7.4 million impairment reversal recorded during the first quarter of fiscal 2022 related to certain manufacturing operations that no longer met the requirements to be classified as held for sale due to a modification to the transaction perimeter.

The operating loss of $1.4 million during the first six months of fiscal 2022 represents a $5.6 million decline from the operating income of $4.2 million in the same period last year and was primarily due to higher SG&A expenses and impairment charges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents of $56.0 million as of September 30, 2021 and an available borrowing capacity of $177.1 million under our revolving credit facility.  Given our extensive international operations, approximately $54.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash used for operating activities for the six months ended September 30, 2021 was $19.0 million, which represents a $106.3 million decrease compared with net cash provided by operating activities in the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher inventory levels and higher payments for incentive compensation and employee benefits as compared with the same period in the prior year.  The higher inventory levels in fiscal 2022 have largely resulted from both increased raw material prices and strategic safety stock builds in connection with global supply chain constraints and challenges.

Capital Expenditures
Capital expenditures of $20.4 million during the first six months of fiscal 2022 increased $5.8 million compared with the same period in the prior year.  In fiscal 2021, we delayed certain projects and the purchase of certain program-related equipment and tooling to preserve our financial liquidity in response to the COVID-19 pandemic.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2021, our leverage ratio and interest coverage ratio were 2.5 and 10.1, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2022 and beyond.

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

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations; tariffs (and any potential trade war resulting from tariffs or retaliatory actions); inflation; changes in interest rates; recession and recovery therefrom; restrictions and uncertainty associated with cross-border trade or public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, the COVID-19 pandemic and other matters, that have been or may be implemented in the U.S. or abroad, as well as continuing uncertainty regarding the short- and long-term implications of “Brexit”;

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

•
The impact of any problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

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

•
The impact of any delays or modifications initiated by major customers with respect to the timing of projects, program launches, product applications or volume requirements, including order volume changes associated with supply chain challenges, such as the global semiconductor chip shortage;

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

Strategic Risks:

•
Our ability to successfully realize anticipated benefits from strategic initiatives and the implementation of our 80/20 strategy, through which we are focused on growing businesses with strong market drivers;

•	Our ability to identify and execute strategies in our automotive businesses to reduce costs and improve operating margins;

•	Our ability to identify and execute growth and diversification opportunities in order to position us for long-term success; and

•	The potential impacts from any actions by activist shareholders, including disruption of our business and related costs.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information.

As previously announced, effective August 10, 2021, Matthew J. McBurney no longer served in the role of Vice President, Building HVAC of the Company, and effective September 29, 2021, Joel T. Casterton no longer served in the role of Vice President, Heavy Duty Equipment of the Company. The official date of separation for both Mr. McBurney and Mr. Casterton was October 29, 2021. The information in this section is being provided to set forth the material terms of the Company’s separation arrangements with Mr. McBurney and Mr. Casterton, which were definitively determined as of October 31, 2021 and October 29, 2021, respectively.

Under the separation arrangement with Mr. McBurney, he is eligible to receive, without limitation, the following benefits:

•
52 weeks of severance pay, paid on a bi-weekly basis at the same rate as his annual base salary at the time of his termination (and subject to applicable wage and tax deductions) under the Company’s Supplemental Severance Plan;

•
A lump-sum cash payment equivalent to 40% of his annual salary and 45% of his prevailing Long-term Incentive Plan (“LTIP”) target, under the terms of the CEO Transition Retention Agreement to which Mr. McBurney was a party; and

•
The Company will permit Mr. McBurney’s unvested Restricted Stock Units (“RSUs”) granted under the Company’s fiscal year 2019, 2020 and 2021 LTIP and scheduled to vest in 2022 and 2023, unvested Options granted under the fiscal year 2019, 2020 and 2021 LTIP and scheduled to vest in 2022, and a pro-rata portion of his unvested Performance Shares applicable to the fiscal 2020 through 2022 period to continue to vest on their normal vesting schedules, and he will be eligible to receive a pro-rated Management Incentive Plan (“MIP”) payment for fiscal 2022 (if and to the extent approved by the Human Capital and Compensation Committee in the ordinary course).

Under the separation arrangement with Mr. Casterton, he is eligible to receive, without limitation, the following:

•
52 weeks of severance pay, paid on a bi-weekly basis, at the same rate as his annual base salary at the time of his termination (and subject to applicable wage and tax deductions) under the Company’s Supplemental Severance Plan; and

•
The Company will permit Mr. Casterton’s unvested RSUs granted under the Company’s fiscal year 2019, 2020 and 2021 LTIP and scheduled to vest in 2022 and 2023, unvested Options granted under the fiscal year 2019, 2020 and 2021 LTIP and scheduled to vest in 2022, and a pro-rata portion of his unvested Performance Shares applicable to the fiscal 2020 through 2022 period to continue to vest on their normal vesting schedule, and he will be eligible to receive a pro-rated MIP payment for fiscal 2022 (if and to the extent approved by the Human Capital and Compensation Committee in the ordinary course).

The separation benefits described above are subject to the execution of customary restrictive covenant agreements between the Company and each of Mr. McBurney and Mr. Casterton, respectively, and other customary conditions. The separation arrangements with each of Mr. McBurney and Mr. Casterton are subject to the respective individual’s execution and non-revocation of a general release of claims against the Company, and are qualified in their entirety by the respective terms of the Separation Letter Agreement between the Company and Mr. McBurney, effective as of October 31, 2021, and the Separation Letter Agreement between the Company and Mr. Casterton, effective as of October 29, 2021.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Offer Letter dated as of July 2, 2021, by and between the Company and Adrian Peace.		X

10.2	Offer Letter dated as of July 16, 2021, by and between the Company and Eric McGinnis.		X

10.3	First Amendment to Eric S. McGinnis Offer Letter		X

10.4	Form of Fiscal 2022 Modine Non-Employee Director Restricted Stock Unit Award.		X

10.5	Form of Make-Whole ISO Award Agreement with Eric McGinnis.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: November 3, 2021

* Executing as both the principal financial officer and a duly authorized officer of the Company