Form 10-Q
period 2021-12-31
MODINE MANUFACTURING CO
filed 2022-02-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,913,896 at January 28, 2022.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2021 and 2020
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net sales	$502.2	$484.3	$1,475.7	$1,293.5
Cost of sales	427.6	401.6	1,261.6	1,083.9
Gross profit	74.6	82.7	214.1	209.6
Selling, general and administrative expenses	50.3	56.1	161.6	151.6
Restructuring expenses	2.1	0.9	3.0	7.0
Impairment charges (reversals) – net	(57.2)	134.4	(55.7)	134.4
Loss on sale of assets	-	-	6.6	-
Operating income (loss)	79.4	(108.7)	98.6	(83.4)
Interest expense	(3.8)	(4.6)	(11.8)	(15.2)
Other expense – net	(1.1)	(0.5)	(1.6)	(1.0)
Earnings (loss) before income taxes	74.5	(113.8)	85.2	(99.6)
Provision for income taxes	(0.1)	(81.6)	(7.4)	(95.3)
Net earnings (loss)	74.4	(195.4)	77.8	(194.9)
Net earnings attributable to noncontrolling interest	(0.3)	(0.3)	(1.0)	(0.8)
Net earnings (loss) attributable to Modine	$74.1	$(195.7)	$76.8	$(195.7)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$1.42	$(3.81)	$1.48	$(3.82)
Diluted	$1.41	$(3.81)	$1.46	$(3.82)

Weighted-average shares outstanding:
Basic	52.0	51.3	51.9	51.2
Diluted	52.4	51.3	52.5	51.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2021 and 2020
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net earnings (loss)	$74.4	$(195.4)	$77.8	$(194.9)
Other comprehensive income (loss):
Foreign currency translation	(3.3)	18.4	(6.1)	41.2
Defined benefit plans, net of income taxes of $0, $0.3, $0, and $1.1 million	1.6	1.3	6.6	3.8
Cash flow hedges, net of income taxes of $0, $0, $0.1, and $0.5 million	0.2	-	(0.2)	1.4
Total other comprehensive income (loss)	(1.5)	19.7	0.3	46.4

Comprehensive income (loss)	72.9	(175.7)	78.1	(148.5)
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.7)	(0.9)	(1.4)
Comprehensive income (loss) attributable to Modine	$72.5	$(176.4)	$77.2	$(149.9)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and March 31, 2021
(In millions, except per share amounts)
(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$61.1	$37.8
Trade accounts receivable – net	309.3	267.9
Inventories	278.1	195.6
Assets held for sale	-	107.6
Other current assets	53.1	35.9
Total current assets	701.6	644.8
Property, plant and equipment – net	318.1	269.9
Intangible assets – net	93.2	100.6
Goodwill	169.5	170.7
Deferred income taxes	28.9	24.5
Other noncurrent assets	70.1	66.2
Total assets	$1,381.4	$1,276.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$-	$1.4
Long-term debt – current portion	21.8	21.9
Accounts payable	295.4	233.9
Accrued compensation and employee benefits	64.2	66.5
Liabilities held for sale	-	103.3
Other current liabilities	52.7	42.2
Total current liabilities	434.1	469.2
Long-term debt	368.8	311.2
Deferred income taxes	6.0	5.9
Pensions	61.0	58.6
Other noncurrent liabilities	73.9	75.7
Total liabilities	943.8	920.6
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.6 million and 54.3 million shares	34.2	33.9
Additional paid-in capital	260.5	255.0
Retained earnings	336.0	259.2
Accumulated other comprehensive loss	(160.8)	(161.2)
Treasury stock, at cost, 2.8 million and 2.7 million shares	(39.7)	(38.2)
Total Modine shareholders’ equity	430.2	348.7
Noncontrolling interest	7.4	7.4
Total equity	437.6	356.1
Total liabilities and equity	$1,381.4	$1,276.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2021 and 2020
(In millions)
(Unaudited)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$77.8	$(194.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	40.4	54.2
Impairment charges (reversals) – net	(55.7)	134.4
Loss on sale of assets	6.6	-
Stock-based compensation expense	4.7	4.2
Deferred income taxes	(4.7)	77.5
Other – net	2.0	4.7
Changes in operating assets and liabilities:
Trade accounts receivable	5.8	24.5
Inventories	(66.6)	9.9
Accounts payable	24.9	1.1
Other assets and liabilities	(27.8)	30.9
Net cash provided by operating activities	7.4	146.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(30.7)	(23.7)
Proceeds from (payments for) disposition of assets	(7.6)	0.7
Disbursements for loan origination (see Note 1)	(4.7)	-
Other – net	1.3	0.6
Net cash used for investing activities	(41.7)	(22.4)

Cash flows from financing activities:
Borrowings of debt	278.6	12.0
Repayments of debt	(221.9)	(134.5)
Borrowings (repayments) on bank overdraft facilities – net	(5.0)	3.5
Financing fees paid	(0.2)	(0.8)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.4)	(0.8)
Net cash provided by (used for) financing activities	50.2	(120.6)

Effect of exchange rate changes on cash	(0.7)	3.6
Net increase in cash, cash equivalents, restricted cash and cash held for sale	15.2	7.1

Cash, cash equivalents, restricted cash and cash held for sale – beginning of period	46.1	71.3
Cash, cash equivalents, restricted cash and cash held for sale – end of period	$61.3	$78.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended December 31, 2021 and 2020
(In millions)
(Unaudited)

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non-controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2
Net earnings	-	-	-	0.4	-	-	0.2	0.6
Other comprehensive loss	-	-	-	-	(6.0)	-	(0.4)	(6.4)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2021	54.5	$34.1	$259.4	$261.9	$(159.2)	$(39.2)	$7.0	$364.0
Net earnings	-	-	-	74.1	-	-	0.3	74.4
Other comprehensive income (loss)	-	-	-	-	(1.6)	-	0.1	(1.5)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(0.5)	-	(0.5)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Balance, December 31, 2021	54.6	$34.2	$260.5	$336.0	$(160.8)	$(39.7)	$7.4	$437.6

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non-controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net (loss) earnings	-	-	-	(8.6)	-	-	0.2	(8.4)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7
Net earnings	-	-	-	8.6	-	-	0.3	8.9
Other comprehensive income	-	-	-	-	19.0	-	0.1	19.1
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	1.4	-	-	-	-	1.4
Balance, September 30, 2020	53.8	$33.6	$247.0	$469.9	$(196.8)	$(37.9)	$6.4	$522.2
Net (loss) earnings	-	-	-	(195.7)	-	-	0.3	(195.4)
Other comprehensive income	-	-	-	-	19.3	-	0.4	19.7
Stock-based compensation expense	-	-	2.1	-	-	-	-	2.1
Balance, December 31, 2020	53.8	$33.6	$249.1	$274.2	$(177.5)	$(37.9)	$7.1	$348.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2022 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2021.

Disposition of Air-cooled Automotive Business
On April 30, 2021, the Company sold its air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during the first quarter of fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to the business’s pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.  During the third quarter of fiscal 2022, a purchase price adjustment for net working capital and certain other items was finalized and the Company paid the buyer $2.4 million.  The final purchase price adjustment was consistent with the Company’s prior estimate and no adjustment was required to the $6.6 million loss on sale recorded during the first quarter fiscal 2022. Prior to the disposition, the Company reported the financial results of this business within the Automotive segment.  The air-cooled automotive business’s net sales were $63.0 million in fiscal 2021.

In connection with the sale of the air-cooled automotive business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  Borrowings under the agreement currently bear interest at 2.6 percent.  During the second quarter of fiscal 2022, the Company disbursed €4.0 million ($4.7 million) to the buyer under this facility.  The Company recorded the loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date.

Disposition of Previously-Closed Facility
During the first quarter of fiscal 2022, the Company signed a definitive agreement to sell a previously-closed manufacturing facility in the U.S.  As a result, the Company recorded an impairment charge of $0.3 million within the Commercial and Industrial Solutions (“CIS”) segment to write down the property to fair value less costs to sell.  During July 2021, the sale was completed and the Company received net cash proceeds of $0.7 million.

Chief Executive Officer (“CEO”) Transition in Fiscal 2021
In August 2020, Thomas A. Burke stepped down from his position as President and CEO. The Board of Directors subsequently conducted a search for his successor and, effective December 1, 2020, appointed Neil D. Brinker as President and CEO.

As a result of Mr. Burke’s departure and in connection with the search for his successor, the Company recorded costs totaling $5.9 million during the first nine months of fiscal 2021.  These costs, which were recorded as selling, general and administrative (“SG&A”) expenses at Corporate, primarily consisted of severance and benefit-related expenses based upon the terms of Mr. Burke’s transition and separation agreement and costs directly associated with the CEO search, partially offset by the impact of Mr. Burke’s forfeited stock-based compensation awards.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 2: Assets Held for Sale

Liquid-cooled Automotive Business
On October 25, 2021, the Company announced that it agreed with Dana Incorporated (“Dana”) to terminate an agreement for the sale of the liquid-cooled automotive business.  Both companies had been actively engaged in the regulatory review process in Germany for many months and agreed that it was no longer in the best interest of either party to pursue the sale transaction further.

In connection with the termination of the sale agreement, the Company determined that the liquid-cooled automotive business no longer met the requirements to be classified as held for sale during the third quarter of fiscal 2022.  As a result, the Company remeasured the long-lived assets reverting back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell.  These long-lived assets consisted primarily of property, plant and equipment assets and were fully impaired while classified as held for sale.

During the third quarter of fiscal 2022, the Company reversed $57.2 million of held for sale impairment charges based on the remeasurement of the long-lived assets of the liquid-cooled automotive business.  The Company engaged third-party valuation specialists to assist in estimating the fair values of the assets.  The Company primarily used the market and cost valuation approaches and utilized third-party information from various industry-accepted sources, including applicable government-published statistics and data from appraisal and resale service providers.  The market approach focused on prices for comparable assets in arm’s length transactions.  For land and building assets, for example, sales of similar properties near the Company’s facilities were analyzed.  For machinery and equipment assets, the Company referenced available third-party information regarding the selling prices of similar equipment.  The cost approach focused on the amount for which an asset could be replaced or reproduced.  The cost of an asset was then adjusted downward based on various factors including, but not limited to, age, location, and physical condition.  After estimating the fair values of the assets reverting back to held and used classification, the Company compared the fair value for each asset to its carrying value.  Carrying value represented each asset’s carrying value before the initial impairment charge, reduced for depreciation that would have been recorded if the asset had not been classified as held for sale.  The Company then adjusted each asset to the lower of fair value or carrying value, resulting in the reversal of $57.2 million of previous impairment charges.  In addition, the Company resumed depreciating the property, plant and equipment assets of the liquid-cooled automotive business based on the remeasured asset values during the third quarter of fiscal 2022.

On a year-to-date basis, the $57.2 million held for sale impairment reversal during the third quarter of fiscal 2022 was partially offset by $1.2 million of net held for sale impairment charges recorded during the first six months of fiscal 2022.  At both June 30, 2021 and September 30, 2021, while the liquid-cooled automotive business was held for sale, the Company reassessed its fair value less costs to sell.  As a result of these evaluations, the Company recorded a total of $8.6 million of impairment charges during the first and second quarters of fiscal 2022.  These impairment charges reduced the net carrying value of property, plant and equipment additions during each quarter to zero.  In addition, in connection with a modification of the sale perimeter in the first quarter of fiscal 2022, the Company determined that certain manufacturing operations no longer met the requirements to be classified as held for sale.  As a result, the Company reversed $7.4 million of previous impairment charges to adjust the long-lived assets within the asset groups impacted by the sale perimeter change to their estimated fair value as of June 30, 2021.  The Company’s determination of fair value for the long-lived assets within these businesses involved judgement and the use of significant estimates and assumptions, including assumptions regarding future revenue projections and operating profit margins, risk-adjusted discount rates, business trends and market conditions.

The Company’s fair value measurements of the property, plant and equipment assets within the liquid-cooled automotive business are categorized as Level 3 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 3 fair value measurement.

The liquid-cooled automotive business was initially classified as held for sale during the third quarter of fiscal 2021.  At that time, the Company recorded $134.4 million of impairment charges primarily related to the long-lived assets within the liquid-cooled automotive business.  Upon classification as held for sale, the Company assessed the disposal group’s fair value less costs to sell and reduced the net carrying value of the disposal group’s long-lived assets to zero.

The Company reported all impairment charges and reversals during fiscal 2021 and 2022 within the impairment charges (reversals) line on the consolidated statements of operations.

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

The major classes of assets and liabilities held for sale at March 31, 2021 were as follows:

ASSETS
Cash and cash equivalents	$8.0
Trade accounts receivable – net	54.4
Inventories	24.7
Other current assets	12.8
Property, plant and equipment – net	164.0
Other noncurrent assets	8.8
Impairment of carrying value	(165.1)
Total assets held for sale	$107.6

LIABILITIES
Short-term debt	$5.0
Accounts payable	46.3
Accrued compensation and employee benefits	15.5
Other current liabilities	12.2
Pensions	17.8
Other noncurrent liabilities	6.5
Total liabilities held for sale	$103.3

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

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
	Three months ended December 31, 2021					Three months ended December 31, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$66.1	$129.6	$-	$-	$195.7	$60.9	$105.1	$-	$-	$166.0
Data center cooling	24.2	-	-	-	24.2	12.6	-	-	-	12.6
Industrial cooling	-	16.9	-	-	16.9	-	17.5	-	-	17.5
Commercial vehicle	-	-	77.7	3.1	80.8	-	-	67.0	5.5	72.5
Off-highway	-	-	80.6	1.1	81.7	-	-	68.3	0.8	69.1
Automotive and light vehicle	-	-	21.1	66.7	87.8	-	-	28.8	105.4	134.2
Other	0.3	2.1	21.4	1.5	25.3	0.2	2.3	21.5	2.2	26.2
Net sales	$90.6	$148.6	$200.8	$72.4	$512.4	$73.7	$124.9	$185.6	$113.9	$498.1

Geographic location:
Americas	$55.0	$79.4	$124.7	$8.0	$267.1	$45.0	$66.8	$107.9	$14.8	$234.5
Europe	35.6	63.1	36.2	49.2	184.1	28.7	47.9	35.0	80.9	192.5
Asia	-	6.1	39.9	15.2	61.2	-	10.2	42.7	18.2	71.1
Net sales	$90.6	$148.6	$200.8	$72.4	$512.4	$73.7	$124.9	$185.6	$113.9	$498.1

Timing of revenue recognition:
Products transferred at a point in time	$86.6	$138.6	$192.2	$72.4	$489.8	$73.3	$115.8	$177.6	$113.9	$480.6
Products transferred over time	4.0	10.0	8.6	-	22.6	0.4	9.1	8.0	-	17.5
Net sales	$90.6	$148.6	$200.8	$72.4	$512.4	$73.7	$124.9	$185.6	$113.9	$498.1

	Nine months ended December 31, 2021					Nine months ended December 31, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$173.4	$396.5	$-	$-	$569.9	$148.9	$309.0	$-	$-	$457.9
Data center cooling	59.7	-	-	-	59.7	46.7	-	-	-	46.7
Industrial cooling	-	50.9	-	-	50.9	-	53.2	-	-	53.2
Commercial vehicle	-	-	233.8	10.8	244.6	-	-	174.8	11.4	186.2
Off-highway	-	-	237.5	3.5	241.0	-	-	179.8	2.3	182.1
Automotive and light vehicle	-	-	61.9	205.6	267.5	-	-	69.8	257.4	327.2
Other	1.6	8.8	65.2	4.1	79.7	0.7	7.4	50.3	14.8	73.2
Net sales	$234.7	$456.2	$598.4	$224.0	$1,513.3	$196.3	$369.6	$474.7	$285.9	$1,326.5

Geographic location:
Americas	$131.6	$244.7	$371.0	$25.0	$772.3	$109.5	$194.8	$274.4	$39.2	$617.9
Europe	103.1	189.4	112.8	158.1	563.4	86.8	139.4	91.2	195.9	513.3
Asia	-	22.1	114.6	40.9	177.6	-	35.4	109.1	50.8	195.3
Net sales	$234.7	$456.2	$598.4	$224.0	$1,513.3	$196.3	$369.6	$474.7	$285.9	$1,326.5

Timing of revenue recognition:
Products transferred at a point in time	$226.0	$421.8	$572.7	$224.0	$1,444.5	$190.6	$341.4	$456.3	$285.9	$1,274.2
Products transferred over time	8.7	34.4	25.7	-	68.8	5.7	28.2	18.4	-	52.3
Net sales	$234.7	$456.2	$598.4	$224.0	$1,513.3	$196.3	$369.6	$474.7	$285.9	$1,326.5

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2021	March 31, 2021
Contract assets	$18.0	$5.7
Contract liabilities	9.9	5.6

At March 31, 2021, $7.1 million and $2.9 million of contract assets and contract liabilities, respectively, were classified as held for sale and excluded from the amounts above.  See Note 2 for additional information.

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $12.3 million increase in contract assets during the first nine months of fiscal 2022 primarily resulted from the reclassification of contract assets previously held for sale and an increase in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $4.3 million increase in contract liabilities during the first nine months of fiscal 2022 primarily resulted from the reclassification of contract liabilities previously held for sale and payments received in advance of the Company’s satisfaction of performance obligations.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  At December 31, 2021 and March 31, 2021, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.0 million and $2.8 million, respectively.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 5: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.8	2.0	5.5	5.9
Expected return on plan assets	(3.2)	(2.9)	(9.6)	(8.6)
Amortization of unrecognized net loss	1.7	1.7	5.1	5.2
Net periodic benefit cost	$0.4	$0.9	$1.2	$2.8

During the nine months ended December 31, 2021, the Company contributed $3.5 million to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $1.1 million and $2.1 million for the three months ended December 31, 2021 and 2020, respectively.  The Company recognized stock-based compensation expense of $4.7 million and $4.2 million for the nine months ended December 31, 2021 and 2020, respectively.

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2021 and 2020 were as follows:

	Nine months ended December 31,
	2021		2020
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$8.79	0.4	$3.46
Restricted stock awards	0.3	$14.96	0.6	$8.34
Unrestricted stock awards	0.1	$15.93	0.2	$5.21

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first nine months of fiscal 2022.  The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period ending March 31, 2024.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2021	2020
Expected life of awards in years	6.1	6.1
Risk-free interest rate	1.1%	0.4%
Expected volatility of the Company’s stock	56.5%	54.1%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of December 31, 2021, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.4	2.9
Restricted stock awards	7.2	2.5
Performance stock awards	0.1	0.3
Total	$9.7	2.6

Note 7: Restructuring Activities

During the first nine months of fiscal 2022, restructuring and repositioning expenses primarily consisted of severance-related costs associated with targeted headcount reductions in the CIS and Automotive segments and equipment transfer costs within the HDE segment.

During the first nine months of fiscal 2021, the Company recorded $3.1 million of severance expenses related to plant consolidation activities in China within the CIS segment.  The Company also implemented targeted headcount reductions in the HDE and CIS segments.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Employee severance and related benefits	$1.4	$0.5	$1.7	$6.2
Other restructuring and repositioning expenses	0.7	0.4	1.3	0.8
Total	$2.1	$0.9	$3.0	$7.0

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

	Three months ended December 31,
	2021	2020
Beginning balance	$2.8	$5.8
Additions	1.4	0.5
Payments	(0.9)	(2.5)
Reclassified from (to) held for sale	0.4	(0.8)
Effect of exchange rate changes	(0.1)	0.2
Ending balance	$3.6	$3.2

	Nine months ended December 31,
	2021	2020
Beginning balance	$4.0	$5.0
Additions	1.7	6.2
Payments	(2.3)	(7.7)
Reclassified from (to) held for sale	0.4	(0.8)
Effect of exchange rate changes	(0.2)	0.5
Ending balance	$3.6	$3.2

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Interest income	$0.2	$0.1	$0.3	$0.4
Foreign currency transactions (a)	(1.0)	0.2	(1.1)	0.9
Net periodic benefit cost (b)	(0.3)	(0.8)	(0.8)	(2.3)
Total other expense – net	$(1.1)	$(0.5)	$(1.6)	$(1.0)

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

The Company’s effective tax rate for the three months ended December 31, 2021 and 2020 was 0.1 percent and (71.7) percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2021 and 2020 was 8.7 percent and (95.7) percent, respectively.

The effective tax rates in the fiscal 2021 and 2022 periods were significantly impacted by the Company’s accounting for the liquid-cooled automotive business.  During the third quarter of fiscal 2021, the Company initially classified its liquid-cooled automotive business as held for sale and recorded $134.4 million of impairment charges.  The income tax benefits associated with these impairment charges totaled $37.7 million and increased the deferred tax assets in the applicable jurisdictions.  Upon evaluating the deferred tax assets for realizability, the Company recorded income tax charges totaling $109.9 million related to valuation allowances in the third quarter of fiscal 2021.  In fiscal 2022, the Company recorded net impairment reversals totaling $56.0 million related to this business, primarily driven by the remeasurement of its property, plant and equipment assets upon reverting back to held and used classification during the third quarter of fiscal 2022.  In addition, the effective tax rates for the third quarter and the first nine months of fiscal 2022 were favorably impacted by $8.2 million and $11.4 million, respectively, from income tax benefits related to valuation allowances on deferred tax assets in foreign jurisdictions, as further described below.  See Note 2 for additional information regarding the impairment charges and reversals related to the liquid-cooled automotive business.

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

Based upon its quarterly analyses in fiscal 2022, the Company determined it was more likely than not that the deferred tax assets in certain foreign jurisdictions will be realized.  As a result, the need for the valuation allowances recorded thereon was eliminated and the Company recorded income tax benefits of $4.8 million and $8.2 million during the first and third quarters of fiscal 2022, respectively.  The Company’s analyses in these quarters included consideration of the transaction perimeter modification during the first quarter and the termination of the sale agreement during the third quarter for the liquid-cooled automotive business and the related impairment reversals.  Based upon its analysis as of September 30, 2021, the Company recorded an income tax charge of $1.6 million in the second quarter of fiscal 2022 since it determined it was more likely than not that the deferred tax assets in a foreign jurisdiction would not be realized.  This income tax charge partially offset the $13.0 million of income tax benefits recorded during the first and third quarters.  Together, these valuation allowance adjustments resulted in a net income tax benefit of $11.4 million during the first nine months of fiscal 2022.

Based upon its quarterly analyses for the first three quarters of fiscal 2021, the Company determined it was more likely than not that deferred tax assets in the U.S. and in certain foreign jurisdictions would not be realized and, as a result, recorded income tax charges of $6.6 million and $109.9 million during the second and third quarters of fiscal 2021, respectively.  These fiscal 2021 valuation allowance adjustments resulted in income tax charges totaling $116.5 million during the first nine months of fiscal 2021.

As of December 31, 2021, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $90.1 million and $21.9 million, respectively.  These totals include the valuation allowances recorded for certain net deferred tax assets of the liquid-cooled automotive business which was previously classified as held for sale. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net earnings (loss) attributable to Modine	$74.1	$(195.7)	$76.8	$(195.7)

Weighted-average shares outstanding - basic	52.0	51.3	51.9	51.2
Effect of dilutive securities	0.4	-	0.6	-
Weighted-average shares outstanding - diluted	52.4	51.3	52.5	51.2

Earnings (loss) per share:
Net earnings (loss) per share - basic	$1.42	$(3.81)	$1.48	$(3.82)
Net earnings (loss) per share - diluted	$1.41	$(3.81)	$1.46	$(3.82)

For both the three and nine months ended December 31, 2021, the calculation of diluted earnings per share excluded 0.6 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

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

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$61.1	$37.8
Restricted cash	0.2	0.1
Cash and restricted cash held for sale	-	8.2
Total cash, cash equivalents, restricted cash and cash held for sale	$61.3	$46.1

Restricted cash, which is reported within other current assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 12: Inventories

Inventories consisted of the following:

	December 31, 2021	March 31, 2021
Raw materials	$178.2	$117.1
Work in process	55.3	38.5
Finished goods	44.6	40.0
Total inventories	$278.1	$195.6

Inventories in the table above as of March 31, 2021 exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2021	March 31, 2021
Land	$17.4	$16.4
Buildings and improvements (10-40 years)	266.9	203.5
Machinery and equipment (3-15 years)	866.9	623.2
Office equipment (3-10 years)	98.1	81.3
Construction in progress	31.7	19.0
	1,281.0	943.4
Less: accumulated depreciation	(962.9)	(673.5)
Net property, plant and equipment	$318.1	$269.9

Property, plant and equipment in the table above as of March 31, 2021 exclude amounts classified as held for sale.  See Note 2 for additional information.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 14: Goodwill and Intangible Assets

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment; see Note 20 for additional information.  As a result of this segment realignment, the Company reassigned a total of $32.5 million of goodwill from a reporting unit within the CIS segment to the reporting units within the BHVAC segment using the relative fair value approach.  To determine the amount of goodwill to be reassigned, the Company compared the estimated fair values of the businesses transferred to the BHVAC segment with the CIS reporting unit immediately prior to the segment change.  The Company estimated the fair values of the affected businesses based upon the present value of their estimated future cash flows.  The Company’s determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.
The following table presents a rollforward of the carrying value of goodwill from March 31, 2021 to December 31, 2021.  The Company has revised the March 31, 2021 goodwill balances to be comparable with the current segment structure.

	BHVAC	CIS	Total
Goodwill, March 31, 2021	$47.0	$123.7	$170.7
Effect of exchange rate changes	(0.7)	(0.5)	(1.2)
Goodwill, December 31, 2021	$46.3	$123.2	$169.5

In conjunction with the goodwill reassignment evaluation described above, the Company tested its reporting units for potential impairment during the second quarter of fiscal 2022 and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.

Although the Company concluded goodwill was not impaired, the Company identified that subsequent to the segment realignment, the estimated fair value of the Coils and Coolers reporting unit within the CIS segment exceeded its carrying value by approximately 8.0 percent.  As such, there is a heightened risk of a future impairment charge with respect to the $63.0 million of goodwill recorded in this reporting unit as of December 31, 2021.  In estimating the fair value of the Coils and Coolers reporting unit, the Company calculated the present value of its estimated future cash flows using a discounted cash flow model.  The most significant estimates and assumptions inherent in the discounted cash flow model are forecasted financial results, the terminal growth rate, and the discount rate.  These assumptions are classified as Level 3 inputs.  Refer to Note 4 for the definition of a Level 3 fair value measurement.  The Company utilized its multi-year projections for revenue and operating income margins and considered both historical revenue growth rates and earnings levels as well as its assessment of future market potential and expectations for the future financial performance of the reporting unit.  The Company used a discount rate corresponding to its estimated cost of capital, adjusting for country-specific risks based upon the location of the businesses within the reporting unit.

While the Company believes the assumptions it used in estimating the Coils and Coolers reporting unit’s fair value were appropriate and resulted in a reasonable estimate of its fair value, future events or circumstances could have a negative effect on its estimated fair value and could trigger an impairment charge.  These potential future events or circumstances could include lower than forecasted revenues or earnings, market trends that fall below the Company’s current expectations, actions of key customers or suppliers, or increases in the discount rate.  The Company cannot predict the occurrence of events or changes in circumstances that could adversely affect the reporting unit’s future revenue and operating income margins or increase the discount rate, thereby resulting in an impairment charge which could be material to the Company’s consolidated financial statements.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Intangible assets consisted of the following:

	December 31, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.9	$(19.4)	$42.5	$62.8	$(16.9)	$45.9
Trade names	51.1	(13.2)	37.9	51.5	(11.4)	40.1
Acquired technology	23.5	(10.7)	12.8	23.9	(9.3)	14.6
Total intangible assets	$136.5	$(43.3)	$93.2	$138.2	$(37.6)	$100.6

The Company recorded amortization expense of $2.1 million and $2.2 million for the three months ended December 31, 2021 and 2020, respectively. The Company recorded amortization expense of $6.3 million and $6.4 million for the nine months ended December 31, 2021 and 2020, respectively. The Company estimates that it will record $2.1 million of amortization expense during the remainder of fiscal 2022 and approximately $8.0 million of annual amortization expense in fiscal 2023 through 2027.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2021	2020
Beginning balance	$5.6	$9.0
Warranties recorded at time of sale	1.1	1.8
Adjustments to pre-existing warranties	(0.3)	(0.4)
Settlements	(1.1)	(1.1)
Reclassified from (to) held for sale	1.3	(1.5)
Effect of exchange rate changes	-	0.1
Ending balance	$6.6	$7.9

	Nine months ended December 31,
	2021	2020
Beginning balance	$5.2	$7.9
Warranties recorded at time of sale	4.1	4.3
Adjustments to pre-existing warranties	(0.8)	(0.3)
Settlements	(3.2)	(2.8)
Reclassified from (to) held for sale	1.3	(1.5)
Effect of exchange rate changes	-	0.3
Ending balance	$6.6	$7.9

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 16: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.  The amounts as of March 31, 2021 exclude operating lease right of use (“ROU”) assets and liabilities, which each totaled $6.1 million, that were classified as held for sale on the Company’s consolidated balance sheet; see Note 2 for additional information.

	Balance Sheet Location	December 31, 2021	March 31, 2021
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$52.8	$54.1
Finance lease ROU assets (a)	Property, plant and equipment - net	8.0	8.3

Lease Liabilities
Operating lease liabilities	Other current liabilities	$12.7	$11.2
Operating lease liabilities	Other noncurrent liabilities	41.8	44.8
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.0	3.2

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $2.7 million and $2.4 million as of December 31, 2021 and March 31, 2021, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Operating lease expense (a)	$5.2	$4.8	$14.6	$14.9
Finance lease expense:
Depreciation of ROU assets	0.1	0.2	0.4	0.4
Interest on lease liabilities	-	-	0.1	0.1
Total lease expense	$5.3	$5.0	$15.1	$15.4

(a)
For the three and nine months ended December 31, 2021, operating lease expense included short-term lease expense of $1.0 million and $2.8 million, respectively.  For the three and nine months ended December 31, 2020, operating lease expense included short-term lease expense of $0.9 million and $2.7 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 17: Indebtedness

Long-term debt consisted of the following:

_	Fiscal year of maturity	December 31, 2021	March 31, 2021
Term loans	2025	$167.9	$178.9
Revolving credit facility	2025	81.2	4.8
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	41.7	50.0
Other (a)		3.4	3.6
		394.2	337.3
Less: current portion		(21.8)	(21.9)
Less: unamortized debt issuance costs		(3.6)	(4.2)
Total long-term debt		$368.8	$311.2

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2022	$3.4
2023	21.8
2024	21.8
2025	228.6
2026	33.8
2027 & beyond	84.8
Total	$394.2

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities and shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At December 31, 2021, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 1.7 and  1.8 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
At December 31, 2021, the Company’s revolving credit facility borrowings totaled $81.2 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $163.1 million. At March 31, 2021, swingline borrowings totaled $1.4 million. There were no swingline borrowings outstanding as of December 31, 2021.

The Company also maintains credit agreements for its foreign subsidiaries. There were no outstanding short-term borrowings related to these foreign credit agreements at December 31, 2021. At March 31, 2021, $5.0 million of outstanding short-term foreign borrowings were classified as held for sale.  See Note 2 for additional information.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2021, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 2.5 and 10.0, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of December 31, 2021 and March 31, 2021, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $146.5 million and $146.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

COVID-19 Pandemic and Supply Chain Disruptions
The COVID-19 pandemic has broadly impacted the global economy and the Company’s key end markets, which were most severely impacted during the first quarter of fiscal 2021.  During fiscal 2022, the direct effects on the Company from the COVID-19 pandemic have lessened.  Although the Company’s manufacturing locations are open and operating, production has been negatively affected at times by employee absences due to COVID-19.

The COVID-19 pandemic and other market and economic dynamics have contributed to global supply chain challenges and inflationary market conditions.  The Company is focused on mitigating the negative impacts of labor shortages and supply chain challenges, which have included rising raw material and logistic prices as well as delays and shortages in certain purchased commodities and components.  The Company has implemented selling price increases for its products in response to raw material and other price increases and is engaged with suppliers to ensure availability of purchased commodities and components.  In addition, the Company’s Automotive segment has been impacted by lower order volume associated with semiconductor shortages, which have caused lower global automotive production.

At this time, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic or the ongoing supply chain challenges.  If the Company, its suppliers, or its customers experience prolonged shutdowns or other significant business disruptions, it is possible that the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.7 million and $16.0 million as of December 31, 2021 and March 31, 2021, respectively.  During the first quarter of fiscal 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $3.4 million.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2021				Nine months ended December 31, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(33.6)	$(125.8)	$0.2	$(159.2)	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(3.4)	-	0.4	(3.0)	(6.0)	-	1.1	(4.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	4.9	-	4.9
Unrecognized net pension loss in disposed business (b)	-	-	-	-	-	1.7	-	1.7
Realized gains - net (c)	-	-	(0.2)	(0.2)	-	-	(1.2)	(1.2)
Income taxes	-	-	-	-	-	-	(0.1)	(0.1)
Total other comprehensive income (loss)	(3.4)	1.6	0.2	(1.6)	(6.0)	6.6	(0.2)	0.4

Ending balance	$(37.0)	$(124.2)	$0.4	$(160.8)	$(37.0)	$(124.2)	$0.4	$(160.8)

	Three months ended December 31, 2020				Nine months ended December 31, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(38.8)	$(158.4)	$0.4	$(196.8)	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	18.0	-	0.4	18.4	40.6	-	1.5	42.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	4.9	-	4.9
Realized (gains) losses - net (c)	-	-	(0.4)	(0.4)	-	-	0.4	0.4
Income taxes	-	(0.3)	-	(0.3)	-	(1.1)	(0.5)	(1.6)
Total other comprehensive income	18.0	1.3	-	19.3	40.6	3.8	1.4	45.8

Ending balance	$(20.8)	$(157.1)	$0.4	$(177.5)	$(20.8)	$(157.1)	$0.4	$(177.5)

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

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,
	2021			2020
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$90.3	$0.3	$90.6	$73.5	$0.2	$73.7
CIS	146.9	1.7	148.6	123.5	1.4	124.9
HDE	193.3	7.5	200.8	173.7	11.9	185.6
Automotive	71.7	0.7	72.4	113.6	0.3	113.9
Segment total	502.2	10.2	512.4	484.3	13.8	498.1
Corporate and eliminations	-	(10.2)	(10.2)	-	(13.8)	(13.8)
Net sales	$502.2	$-	$502.2	$484.3	$-	$484.3

	Nine months ended December 31,
	2021			2020
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$233.1	$1.6	$234.7	$195.6	$0.7	$196.3
CIS	450.3	5.9	456.2	365.2	4.4	369.6
HDE	571.0	27.4	598.4	449.6	25.1	474.7
Automotive	221.3	2.7	224.0	283.1	2.8	285.9
Segment total	1,475.7	37.6	1,513.3	1,293.5	33.0	1,326.5
Corporate and eliminations	-	(37.6)	(37.6)	-	(33.0)	(33.0)
Net sales	$1,475.7	$-	$1,475.7	$1,293.5	$-	$1,293.5

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
BHVAC	$27.4	30.3%	$25.4	34.5%	$65.2	27.8%	$64.5	32.9%
CIS	17.7	11.9%	12.9	10.3%	56.8	12.5%	44.8	12.1%
HDE	22.2	11.1%	26.0	14.0%	63.1	10.5%	60.9	12.8%
Automotive	7.5	10.4%	18.4	16.1%	27.9	12.4%	39.8	13.9%
Segment total	74.8	14.6%	82.7	16.6%	213.0	14.1%	210.0	15.8%
Corporate and eliminations	(0.2)	-	-	-	1.1	-	(0.4)	-
Gross profit	$74.6	14.9%	$82.7	17.1%	$214.1	14.5%	$209.6	16.2%

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Operating income:
BHVAC	$14.4	$14.9	$30.1	$35.6
CIS	3.4	(0.7)	16.7	4.4
HDE	10.3	12.8	25.0	23.6
Automotive	55.0	(124.9)	53.6	(120.7)
Segment total	83.1	(97.9)	125.4	(57.1)
Corporate and eliminations	(3.7)	(10.8)	(26.8)	(26.3)
Operating income (loss)	$79.4	$(108.7)	$98.6	$(83.4)

	December 31, 2021	March 31, 2021
Total assets:
BHVAC	$213.6	$181.1
CIS	520.7	540.1
HDE	473.7	438.7
Automotive	181.6	124.2
Corporate and eliminations (a)	(8.2)	(7.4)
Total assets	$1,381.4	$1,276.7

(a)
At December 31, 2021 and March 31, 2021, Corporate assets totaled $21.4 million and $17.5 million, respectively and were more than offset by eliminations for intercompany balances, including accounts receivable.

MODINE MANUFACTURING COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In millions, except per share amounts) (unaudited)
Note 21: Subsequent Event

The Company has committed to restructuring actions intended to reduce SG&A and operational expenses, particularly within the Automotive segment. Under this restructuring program, the Company is targeting approximately $20.0 million of annual cost savings on a consolidated basis. The Company is currently determining the specific actions necessary to achieve its objectives. At this time, the Company is unable to precisely estimate the timing and amount of the associated costs, but currently expects to record approximately $20.0 million to $25.0 million of restructuring expenses during either the fourth quarter of fiscal 2022 or early in fiscal 2023. The Company expects most of the restructuring expenses will be related to severance for headcount reductions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2021 was the third quarter of fiscal 2022.

COVID-19 Pandemic and Supply Chain Disruptions
During fiscal 2022, the effects on our company from the COVID-19 pandemic have lessened, particularly compared with the heavily-impacted first half of fiscal 2021.  Although our manufacturing locations are open and operating, production has been negatively affected at times by employee absences due to COVID-19.

The COVID-19 pandemic and other market and economic dynamics have contributed to global supply chain challenges and inflationary market conditions.  We, like many companies, have experienced labor shortages and negative impacts from supply chain challenges, including rising prices for raw materials and logistics, as well as delays and shortages in certain commodities and components we purchase from suppliers.  In addition, our Automotive segment has been impacted by lower order volume associated with semiconductor shortages, which have caused lower global automotive production.  We are focused on mitigating the negative impacts of these supply chain challenges.  We have implemented selling price increases for our products in response to raw material and other price increases and are engaged with suppliers to ensure availability of key raw materials.

We expect temporary disruptions due to illness-related employee absences and the pressures associated with supply chain challenges will continue, at least in the near term.  We cannot reasonably estimate the full impact that the COVID-19 pandemic or the ongoing supply chain challenges could have on our business, results of operations, or cash flows in the future.

Liquid-cooled Automotive Business
On October 25, 2021, we announced that we agreed with Dana Incorporated (“Dana”) to terminate an agreement for the sale of the liquid-cooled automotive business.  We agreed that it was no longer in the best interest of either party to pursue the sale transaction further after being actively engaged in the regulatory review process in Germany for many months.

In connection with the termination of the sale agreement, we determined that the liquid-cooled automotive business no longer met the requirements to be classified as held for sale during the third quarter of fiscal 2022.  While held for sale, we had fully impaired the liquid-cooled automotive business’s  long-lived assets, which primarily consisted of property, plant and equipment assets.  Upon reverting back to held and used classification, we adjusted the long-lived assets to the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value.  As a result, we reversed $57.2 million of previous impairment charges during the third quarter of fiscal 2022 within the Automotive segment.  In addition, we resumed depreciating the property, plant and equipment assets based upon the remeasured asset values during the third quarter of fiscal 2022.

Air-cooled Automotive Business
On April 30, 2021, we sold our air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, we recorded a loss of $6.6 million during the first quarter of fiscal 2022.

Third Quarter Highlights
Net sales in the third quarter of fiscal 2022 increased $17.9 million, or 4 percent, from the third quarter of fiscal 2021, primarily due to higher sales in our Commercial Industrial Solutions (“CIS”), Building HVAC Systems (“BHVAC”), and Heavy Duty Equipment (“HDE”) segments, partially offset by lower sales in our Automotive segment.  Cost of sales increased $26.0 million, or 6 percent, compared with the third quarter of fiscal 2021, primarily due to higher raw material prices, including underlying metal prices and related premiums, fabrication, freight, and packaging costs.  Gross profit decreased $8.1 million and gross margin declined 220 basis points to 14.9 percent.  Selling, general and administrative (“SG&A”) expenses decreased $5.8 million, primarily due to lower expenses for our review of strategic alternatives for the Automotive segment and lower compensation-related expenses.  Operating income of $79.4 million during the third quarter of fiscal 2022 represents an improvement of $188.1 million from the prior-year operating loss of $108.7 million.  The operating income and operating loss during the third quarters of fiscal 2022 and 2021 include $57.2 million of impairment reversals and $134.4 million of impairment charges, respectively, related to the liquid-cooled automotive business.

Year-to-date Highlights
Net sales in the first nine months of fiscal 2022 increased $182.2 million, or 14 percent, from the same period last year, primarily due to higher sales in our HDE, CIS and BHVAC segments, partially offset by lower sales in our Automotive segment.  Cost of sales increased $177.7 million, or 16 percent, from the same period last year, primarily due to higher raw material prices and higher sales volume.  Gross profit increased $4.5 million and gross margin declined 170 basis points to 14.5 percent.  SG&A expenses increased $10.0 million, primarily due to higher compensation-related expenses as the prior-year benefitted from cost-saving actions implemented in response to COVID-19.  We withdrew most of these cost-saving actions in the third quarter of fiscal 2021 as production returned to more normal levels.  Operating income of $98.6 million during the first nine months of fiscal 2022 represents an improvement of $182.0 million from the prior-year operating loss of $83.4 million.  The operating income and operating loss during the year-to-date fiscal 2022 and 2021 periods include $55.7 million of impairment reversals and $134.4 million of impairment charges, respectively, primarily related to the liquid-cooled automotive business.

Restructuring
We have committed to restructuring actions intended to reduce SG&A and operational expenses, particularly within the Automotive segment.  Under this restructuring program, we are targeting approximately $20.0 million of annual cost savings on a consolidated basis.  We are currently determining the specific actions necessary to achieve our objectives.  At this time, we are unable to precisely estimate the timing and amount of the associated costs, but currently expect to record approximately $20.0 million to $25.0 million of restructuring expenses during either the fourth quarter of fiscal 2022 or early in fiscal 2023.  We expect most of the restructuring expenses will be related to severance for headcount reductions.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2021 and 2020:

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$502.2	100.0%	$484.3	100.0%	$1,475.7	100.0%	$1,293.5	100.0%
Cost of sales	427.6	85.1%	401.6	82.9%	1,261.6	85.5%	1,083.9	83.8%
Gross profit	74.6	14.9%	82.7	17.1%	214.1	14.5%	209.6	16.2%
Selling, general and administrative expenses	50.3	10.0%	56.1	11.6%	161.6	11.0%	151.6	11.7%
Restructuring expenses	2.1	0.4%	0.9	0.2%	3.0	0.2%	7.0	0.5%
Impairment charges (reversals) – net	(57.2)	-11.4%	134.4	27.8%	(55.7)	-3.8%	134.4	10.4%
Loss on sale of assets	-	-	-	-	6.6	0.4%	-	-
Operating income (loss)	79.4	15.8%	(108.7)	-22.5%	98.6	6.7%	(83.4)	-6.5%
Interest expense	(3.8)	-0.8%	(4.6)	-0.9%	(11.8)	-0.8%	(15.2)	-1.2%
Other expense – net	(1.1)	-0.2%	(0.5)	-0.1%	(1.6)	-0.1%	(1.0)	-0.1%
Earnings (loss) before income taxes	74.5	14.8%	(113.8)	-23.5%	85.2	5.8%	(99.6)	-7.7%
Provision for income taxes	(0.1)	-	(81.6)	-16.8%	(7.4)	-0.5%	(95.3)	-7.4%
Net earnings (loss)	$74.4	14.8%	$(195.4)	-40.3%	$77.8	5.3%	$(194.9)	-15.1%

Comparison of Three Months ended December 31, 2021 and 2020

Third quarter net sales of $502.2 million were $17.9 million, or 4 percent, higher than the third quarter of the prior year, primarily due to higher sales volume and favorable pricing adjustments in response to raw material price increases in our CIS, BHVAC, and HDE segments, partially offset by lower sales volume in our Automotive segment.  Sales in the CIS, BHVAC, and HDE segments increased $23.7 million, $16.9 million, and $15.2 million, respectively.  Sales in the Automotive segment decreased $41.5 million, primarily due to the disposition of the air-cooled automotive business in the first quarter of fiscal 2022 and the negative impacts of the semiconductor shortages on the global automotive market.

Third quarter cost of sales increased $26.0 million, or 6 percent, primarily due to higher raw material prices, which increased approximately $39.0 million, and higher sales volume in our CIS, BHVAC, and HDE segments.  These drivers, which increased cost of sales, were partially offset by lower sales volume in the Automotive segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 220 basis points to 85.1 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, third quarter gross profit decreased $8.1 million and gross margin declined 220 basis points to 14.9 percent.

Third quarter SG&A expenses decreased $5.8 million, primary driven by $2.6 million of lower costs at Corporate related to our review of strategic alternatives for the Automotive segment businesses and lower compensation-related expenses, which decreased approximately $2.0 million.  The lower compensation-related expenses were primarily due to lower incentive compensation expenses at Corporate in the current year.

Restructuring expenses of $2.1 million in the third quarter of fiscal 2022 increased $1.2 million compared with the third quarter of fiscal 2021, primarily due to higher severance expenses in the CIS segment.

During the third quarter of fiscal 2022 and in connection with the termination of the agreement to sell the liquid-cooled automotive business, we reversed $57.2 million of previously-recorded impairment charges to adjust the business’s long-lived assets to the lower of their carrying or fair value.  During the third quarter of fiscal 2021, when the liquid-cooled automotive business was first classified as held for sale, we recorded $134.4 million of impairment charges and reduced the carrying value of the disposal group’s long-lived assets to zero.

Operating income of $79.4 million in the third quarter of fiscal 2022 represents a $188.1 million improvement from the prior-year operating loss of $108.7 million.  The operating income and operating loss during the third quarters of fiscal 2022 and 2021 included the significant impairment reversal and impairment charges, respectively, recorded within the Automotive segment.  In addition, as compared with the third quarter of fiscal 2021, operating income was unfavorably impacted by lower gross profit and favorably impacted by lower SG&A expenses.

Interest expense in the third quarter of fiscal 2022 decreased $0.8 million compared with the third quarter of fiscal 2021, primarily due to favorable changes in interest rates.

The provision for income taxes was $0.1 million and $81.6 million in the third quarter of fiscal 2022 and 2021, respectively.  The $81.5 million decrease was primarily due to the absence of $109.9 million of income tax charges recorded in the prior year to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions and an $8.2 million income tax benefit recorded in the current year resulting from the reversal of tax valuation allowances in foreign jurisdictions.  These drivers, which decreased the provision for income taxes, were partially offset by the absence of $37.7 million of income tax benefits recorded during the prior year related to the Automotive segment impairment charges.

Comparison of Nine Months ended December 31, 2021 and 2020

Fiscal 2022 year-to-date net sales of $1,475.7 million were $182.2 million, or 14 percent, higher than the same period last year, primarily due to higher sales volumes and favorable pricing adjustments in response to raw material price increases in our HDE, CIS, and BHVAC segments.  Sales in these segments increased $123.7 million, $86.6 million, and $38.4 million, respectively.  Automotive segment sales decreased $61.9 million.

Fiscal 2022 year-to-date cost of sales of $1,261.6 million increased $177.7 million, or 16 percent, primarily due to higher raw material prices, which increased approximately $117.0 million, and higher sales volume.  In addition, cost of sales in the first nine months of fiscal 2021 was favorably impacted by cost-saving actions taken in response to the COVID-19 pandemic.  These factors, which caused an increase in cost of sales compared with the same period in the prior year, were partially offset by lower depreciation expense in the Automotive segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 170 basis points to 85.5 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $4.5 million and gross margin declined 170 basis points to 14.5 percent.

Fiscal 2022 year-to-date SG&A expenses increased $10.0 million.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, as the prior year was favorably impacted by cost-saving actions implemented to mitigate the negative impacts of COVID-19.  In addition, environmental charges related to a previously-owned manufacturing facility in the U.S. increased $3.2 million.  These increases were partially offset by lower strategic reorganization costs and lower costs related to our review of strategic alternatives for the Automotive segment businesses, which decreased $2.8 million and $1.3 million, respectively.  The lower strategic reorganization costs primarily resulted from lower severance expenses for executive management positions.

Restructuring expenses of $3.0 million in the first nine months of fiscal 2022 decreased $4.0 million compared with the same period last year, primarily due to lower severance expenses in the CIS and HDE segments.

The net impairment reversals of $55.7 million during the first nine months of fiscal 2022 primarily related to the liquid-cooled automotive business within the Automotive segment.  In the prior year, we recorded $134.4 million of impairment charges to write down the long-lived assets in the liquid-cooled automotive business upon classification as held for sale.  In the current year, we adjusted the assets to the lower of carrying or fair value once they no longer met the held for sale classification criteria.

We sold our air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $98.6 million during the first nine months of fiscal 2022 represents an improvement of $182.0 million from the prior-year operating loss of $83.4 million.  The operating income and operating loss during the year-to-date fiscal 2022 and 2021 periods included the significant impairment reversal and impairment charges, respectively, related to the liquid-cooled automotive business.  In addition, as compared with the first nine months of fiscal 2021, the year-to-date fiscal 2022 operating income was favorably impacted by higher gross profit and lower restructuring expenses.  Operating income was negatively impacted by higher SG&A expenses and the loss on sale of the air-cooled automotive business.

Interest expense during the first nine months of fiscal 2022 decreased $3.4 million compared with the same period last year, primarily due to favorable changes in interest rates and lower debt outstanding during the current-year.

The provision for income taxes was $7.4 million and $95.3 million during the first nine months of fiscal 2022 and 2021, respectively.  The $87.9 million decrease was primarily due to the absence of $116.5 million of income tax charges recorded in the prior year to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions and a net $11.4 million income tax benefit recorded in the current year related to valuation allowances on deferred tax assets in foreign jurisdictions.  These drivers, which decreased the provision for income taxes, were partially offset by the absence of  $37.7 million of income tax benefits recorded during the prior year related to the Automotive segment impairment charges.

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

As part of the July 1, 2021 segment realignment, we reassigned a portion of goodwill from the CIS segment to the BHVAC segment and tested our reporting units for potential impairment.  While we concluded that goodwill was not impaired, we identified that the Coils and Coolers reporting unit has a heightened risk of impairment.  See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information.

The following is a discussion of our segment results of operations for the three months and nine months ended December 31, 2021 and 2020:

Building HVAC Systems

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$90.6	100.0%	$73.7	100.0%	$234.7	100.0%	$196.3	100.0%
Cost of sales	63.2	69.7%	48.3	65.5%	169.5	72.2%	131.8	67.1%
Gross profit	27.4	30.3%	25.4	34.5%	65.2	27.8%	64.5	32.9%
Selling, general and administrative expenses	13.0	14.4%	10.5	14.3%	35.1	15.0%	28.9	14.8%
Operating income	$14.4	15.9%	$14.9	20.1%	$30.1	12.8%	$35.6	18.1%

Comparison of Three Months ended December 31, 2021 and 2020

BHVAC net sales increased $16.9 million, or 23 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher sales volume and, to a lesser extent, favorable pricing adjustments in response to raw material price increases.  Compared with the third quarter of the prior year, BHVAC sales to data center customers increased $11.6 million.  In addition, sales to commercial HVAC customers increased $5.2 million, primarily due to higher sales of ventilation and heating products in North America.

BHVAC cost of sales increased $14.9 million, or 31 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher sales volume, higher raw material prices, which increased by approximately $4.0 million, and, to a lesser extent, higher labor costs.  As a percentage of sales, cost of sales increased 420 basis points to 69.7 percent, primarily due to the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $2.0 million and gross margin declined 420 basis points to 30.3 percent.  While we have been focused on adjusting selling prices in response to higher material costs, gross margin was unfavorably impacted due to the timing lag of such price adjustments as compared with material prices at the purchase date.

SG&A expenses increased $2.5 million, or 10 basis points as a percentage of sales, from the prior year. The increase in SG&A expenses was primarily due to higher compensation-related expenses.

Operating income of $14.4 million decreased $0.5 million from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Comparison of Nine Months ended December 31, 2021 and 2020

BHVAC year-to-date sales increased $38.4 million, or 20 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, favorable pricing adjustments in response to raw material price increases and a $5.7 million favorable impact of foreign currency exchange rates.  Sales to commercial HVAC customers increased $24.5 million, primarily due to higher sales of heating and air conditioning products.  In addition, sales to data center customers increased $13.0 million.

BHVAC year-to-date cost of sales increased $37.7 million, or 29 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $12.0 million.  In addition, cost of sales was unfavorably impacted by $4.8 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 510 basis points to 72.2 percent, primarily due to the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $0.7 million and gross margin declined 510 basis points to 27.8 percent.

BHVAC year-to-date SG&A expenses increased $6.2 million, or 20 basis points as a percentage of sales, compared with the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $4.0 million.

Operating income of $30.1 million decreased $5.5 million from the same period last year, primarily due to higher SG&A expenses.

Commercial and Industrial Solutions

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$148.6	100.0%	$124.9	100.0%	$456.2	100.0%	$369.6	100.0%
Cost of sales	130.9	88.1%	112.0	89.7%	399.4	87.5%	324.8	87.9%
Gross profit	17.7	11.9%	12.9	10.3%	56.8	12.5%	44.8	12.1%
Selling, general and administrative expenses	12.4	8.4%	13.1	10.4%	37.7	8.3%	36.0	9.7%
Restructuring expenses	1.9	1.3%	0.5	0.4%	2.1	0.5%	4.4	1.2%
Impairment charge	-	-	-	-	0.3	0.1%	-	-
Operating income (loss)	$3.4	2.2%	$(0.7)	-0.5%	$16.7	3.6%	$4.4	1.2%

Comparison of Three Months ended December 31, 2021 and 2020

CIS net sales increased $23.7 million, or 19 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher sales volume and favorable product pricing adjustments in response to raw material price increases.  Compared with the third quarter of the prior year, sales to commercial HVAC&R customers increased $24.5 million.

CIS cost of sales increased $18.9 million, or 17 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased by approximately $12.0 million.  As a percentage of sales, cost of sales decreased 160 basis points to 88.1 percent, primarily due to the favorable impacts of the higher sales volume and improved operating efficiencies, partially offset by higher material costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $4.8 million and gross margin improved 160 basis points to 11.9 percent.

SG&A expenses decreased $0.7 million compared with the third quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 200 basis points.

Restructuring expenses increased $1.4 million compared with the third quarter of fiscal 2021, primarily due to higher severance expenses.  The severance expenses in the third quarter of fiscal 2022 primarily related to targeted headcount reductions in Europe and China.

Operating income of $3.4 million represents a $4.1 million improvement from the prior-year operating loss of $0.7 million and was primarily due to higher gross profit.

Comparison of Nine Months ended December 31, 2021 and 2020

CIS year-to-date net sales increased $86.6 million, or 23 percent, from the same period last year, primarily due to higher sales volume and favorable product pricing adjustments in response to raw material price increases.  In addition, sales were favorably impacted by $5.7 million from foreign currency exchange rates.  The fiscal 2021 CIS sales were negatively impacted by the COVID-19 pandemic, primarily in the first half of the fiscal year.  Sales to commercial HVAC&R customers increased $87.5 million during the first nine months of fiscal 2022, compared with the same period in the prior year.

CIS year-to-date cost of sales increased $74.6 million, or 23 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $43.0 million.  In addition, cost of sales was unfavorably impacted by $5.1 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 40 basis points to 87.5 percent, primarily due to the favorable impacts of the higher sales volume and improved operating efficiencies, partially offset by higher material costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $12.0 million and gross margin improved 40 basis points to 12.5 percent.

CIS year-to-date SG&A expenses increased $1.7 million, yet decreased 140 basis points as a percentage of sales, from the same period last year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

Restructuring expenses during the first nine months of fiscal 2022 decreased $2.3 million from the same period last year, primarily due to lower severance expenses.  The severance expenses during the first nine months of fiscal 2022 primarily related to targeted headcount reductions in Europe and China.  The severance-related expenses during the first nine months of fiscal 2021 primarily related to plant consolidation activities in China and targeted headcount reductions in North America.

During the first quarter of fiscal 2022, we recorded an impairment charge of $0.3 million to write down a previously-closed manufacturing facility in the U.S to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income during the first nine months of fiscal 2022 increased $12.3 million from the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Heavy Duty Equipment

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$200.8	100.0%	$185.6	100.0%	$598.4	100.0%	$474.7	100.0%
Cost of sales	178.6	88.9%	159.6	86.0%	535.3	89.5%	413.8	87.2%
Gross profit	22.2	11.1%	26.0	14.0%	63.1	10.5%	60.9	12.8%
Selling, general and administrative expenses	11.7	5.9%	13.2	7.1%	37.4	6.2%	35.4	7.4%
Restructuring expenses	0.2	0.1%	-	-	0.7	0.1%	1.9	0.4%
Operating income	$10.3	5.1%	$12.8	6.8%	$25.0	4.2%	$23.6	5.0%

Comparison of Three Months ended December 31, 2021 and 2020

HDE net sales increased $15.2 million, or 8 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to pricing adjustments associated with raw material price increases and higher sales volume.  Sales to off-highway and commercial vehicle customers increased $12.3 million and $10.7 million, respectively.  Sales to automotive and light vehicle customers decreased $7.7 million.

HDE cost of sales increased $19.0 million, or 12 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to higher raw material prices, which increased approximately $19.0 million, and to a lesser extent, higher sales volume.  These drivers, which increased cost of sales, were partially offset by improved operating efficiencies.  While we have provisions within many of our long-term customer contracts that provide for prospective selling price adjustments based upon changes in raw material costs, there is often a three-month to one-year lag until the time the price adjustments take effect, and the contract provisions are typically limited to the underlying cost of the material and do not include related premiums or fabrication costs.  As a percentage of sales, cost of sales increased 290 basis points to 88.9 percent, primarily due to the higher material prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $3.8 million and gross margin declined 290 basis points to 11.1 percent.

SG&A expenses decreased $1.5 million, or 120 basis points as a percentage of sales, compared with the third quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower development costs and environmental charges.  These decreases were partially offset by higher compensation-related expenses, which increased approximately $1.0 million.

Restructuring expenses during the third quarter of fiscal 2022 were $0.2 million and primarily consisted of equipment transfer costs in North America.

Operating income decreased $2.5 million from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Comparison of Nine Months ended December 31, 2021 and 2020

HDE year-to-date net sales increased $123.7 million, or 26 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, pricing adjustments associated with raw material price increases.  HDE sales in fiscal 2021, primarily in the first quarter, were negatively impacted by the COVID-19 pandemic.  Sales to commercial vehicle and off-highway customers increased $59.0 million and $57.7 million, respectively.

HDE year-to-date cost of sales increased $121.5 million, or 29 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased approximately $53.0 million.  As a percentage of sales, cost of sales increased 230 basis points to 89.5 percent, primarily due to the higher material prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $2.2 million and gross margin declined 230 basis points to 10.5 percent.

HDE year-to-date SG&A expenses increased $2.0 million, but decreased 120 basis points as a percentage of sales, compared with the same period in the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $5.0 million, partially offset by lower development and other administrative costs.

Restructuring expenses decreased $1.2 million from the same period last year, primarily due to lower severance expenses and equipment transfer costs.

Operating income during the first nine months of fiscal 2022 increased $1.4 million from the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Automotive

	Three months ended December 31,				Nine months ended December 31,
	2021		2020		2021		2020
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$72.4	100.0%	$113.9	100.0%	$224.0	100.0%	$285.9	100.0%
Cost of sales	64.9	89.6%	95.5	83.9%	196.1	87.6%	246.1	86.1%
Gross profit	7.5	10.4%	18.4	16.1%	27.9	12.4%	39.8	13.9%
Selling, general and administrative expenses	9.7	13.4%	8.5	7.4%	30.1	13.4%	25.5	8.9%
Restructuring expenses	-	-	0.4	0.4%	0.2	0.1%	0.6	0.2%
Impairment charges (reversals) – net	(57.2)	-79.0%	134.4	118.0%	(56.0)	-25.0%	134.4	47.0%
Operating income (loss)	$55.0	76.0%	$(124.9)	-109.7%	$53.6	24.0%	$(120.7)	-42.2%

Comparison of Three Months ended December 31, 2021 and 2020

Automotive net sales decreased $41.5 million, or 36 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to the disposition of the air-cooled automotive business, which closed on April 30, 2021, and lower sales volume, largely associated with the negative impacts of the semiconductor shortages on the global automotive market.  The air-cooled automotive sales were $18.0 million during the third quarter of fiscal 2021.  Sales in Europe, North America, and Asia decreased $31.7 million, $6.8 million and $3.0 million, respectively.

Automotive cost of sales decreased $30.6 million, or 32 percent, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily due to lower sales volume.  This decrease was partially offset by higher raw material prices, which increased approximately $4.0 million.  As a percentage of sales, cost of sales increased 570 basis points to 89.6 percent.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $10.9 million and gross margin declined 570 basis points to 10.4 percent.

SG&A expenses increased $1.2 million compared with the third quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

During the third quarter of fiscal 2022 and in connection with the termination of the agreement to sell the liquid-cooled automotive business, we reversed $57.2 million of previously-recorded impairment charges to adjust the long-lived assets of the liquid-cooled automotive business to the lower of their carrying or fair value.  The $134.4 million of impairment charges in the same period last year also primarily related to the liquid-cooled automotive business, which was first classified as held for sale during the third quarter of fiscal 2021.

Operating income of $55.0 million during the third quarter of fiscal 2022 represents a $179.9 million improvement from the prior-year operating loss of $124.9 million.  The operating income and operating loss during the third quarters of fiscal 2022 and 2021 were driven by the significant impairment reversal and impairment charges, respectively, related to the liquid-cooled automotive business.  In addition, as compared with the third quarter of fiscal 2021, operating income was unfavorably impacted by lower gross profit and higher SG&A expenses.

Comparison of Nine Months ended December 31, 2021 and 2020

Automotive year-to-date net sales decreased $61.9 million, or 22 percent, from the same period last year, primarily due to $40.0 million of lower sales from the air-cooled automotive business that we sold earlier this fiscal year and lower sales volume, partially offset by a $6.4 million favorable impact of foreign currency exchange rate changes.  The fiscal 2021 year-to-date sales were negatively impacted by the COVID-19 pandemic, primarily in the first half of the fiscal year.  Fiscal 2022 year-to-date sales have been negatively impacted by the semiconductor shortages and its impact on the global automotive market.  Sales in Europe, North America, and Asia decreased $37.8 million, $14.2 million, and $9.9 million, respectively.

Automotive year-to-date cost of sales decreased $50.0 million, or 20 percent, from the same period last year, primarily due to lower sales volume and lower depreciation expenses, which decreased $9.9 million.  We ceased depreciating the property, plant and equipment assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale during the second half of fiscal 2021.  Upon reverting back to held and used classification during the third quarter of fiscal 2022, we resumed depreciating the property, plant and equipment assets in the liquid-cooled automotive business.  These decreases were partially offset by higher raw material prices, which increased approximately $9.0 million, and a $5.3 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 150 basis points to 87.6 percent.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $11.9 million and gross margin declined 150 basis points to 12.4 percent.

Automotive year-to-date SG&A expenses increased $4.6 million compared with the same period last year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $2.0 million, and a $0.7 million unfavorable impact of foreign currency exchange rate changes.

The year-to-date net impairment reversal of $56.0 million primarily related to assets in our liquid-cooled automotive business.  The $57.2 million impairment reversal during the third quarter of fiscal 2022 was partially offset by $1.2 million of net impairment charges recorded during the first six months of fiscal 2022.  During the first two quarters of fiscal 2022, we recorded a total of $8.6 million of non-cash impairment charges related to the Automotive segment’s held for sale assets.  These impairment charges were partially offset by a $7.4 million impairment reversal related to certain manufacturing operations that no longer met the requirements to be classified as held for sale due to a modification in the sale perimeter during the first quarter of fiscal 2022.

Operating income of $53.6 million during the first nine months of fiscal 2022 represents a $174.3 million improvement from the operating loss of $120.7 million in the same period last year.  The operating income and operating loss during the year-to-date fiscal 2022 and 2021 periods were driven by the significant impairment reversal and impairment charges, respectively, related to the liquid-cooled automotive business.  In addition, as compared with the first nine months of fiscal 2021, year-to-date fiscal 2022 operating income was unfavorably impacted by lower gross profit and higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents of $61.1 million as of December 31, 2021 and an available borrowing capacity of $163.1 million under our revolving credit facility.  Given our extensive international operations, approximately $59.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended December 31, 2021 was $7.4 million, which represents a $139.1 million decrease compared with the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher inventory levels and higher payments for incentive compensation and employee benefits as compared with the same period in the prior year.  Inventory, including amounts held for sale, increased $57.8 million from March 31, 2021 to December 31, 2021.  The higher inventory levels in fiscal 2022 have largely resulted from both increased raw material prices and strategic safety stock builds in connection with global supply chain constraints and challenges.

Capital Expenditures
Capital expenditures of $30.7 million during the first nine months of fiscal 2022 increased $7.0 million compared with the same period in the prior year.  In fiscal 2021, we delayed certain projects and the purchase of certain program-related equipment and tooling to preserve our financial liquidity in response to the COVID-19 pandemic.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2021, our leverage ratio and interest coverage ratio were 2.5 and 10.0, respectively.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2022 and beyond.

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

Market Risks:

•	The impact of the COVID-19 pandemic on the national and global economy, our business, suppliers (and the supply chain), customers, and employees;

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations; supply chain disruptions; inflation; tariffs (and any potential trade war resulting from tariffs or retaliatory actions); changes in interest rates; recession and recovery therefrom; restrictions and uncertainty associated with cross-border trade or public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, the COVID-19 pandemic and other matters, that have been or may be implemented in the U.S. or abroad, as well as continuing uncertainty regarding the implications of “Brexit”;

•
The impact of price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums, fabrication, or freight costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, whether through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

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

•
The impact of any delays or modifications initiated by major customers with respect to the timing of projects, program launches, product applications or volume requirements, including order volume changes associated with supply chain challenges, such as semiconductor shortages;

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

•	The impact of potential increases in interest rates, particularly in LIBOR and the Euro Interbank Offered Rate (“EURIBOR”) in relation to our variable-rate debt obligations;

•	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31, 2021	36,644 (b)	$11.94	_______	$50,000,000

November 1 – November 30, 2021	_______	_______	_______	50,000,000

December 1 – December 31, 2021	4,189 (b)	$10.20	_______	50,000,000

Total	40,833 (b)	$11.76	_______

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

The Company has committed to restructuring actions intended to reduce SG&A and operational expenses, particularly within the Automotive segment. Under this restructuring program, the Company is targeting approximately $20.0 million of annual cost savings on a consolidated basis. The Company is currently determining the specific actions necessary to achieve its objectives. At this time, the Company is unable to precisely estimate the timing and amount of the associated costs, but currently expects to record approximately $20.0 million to $25.0 million of restructuring expenses during either the fourth quarter of fiscal 2022 or early in fiscal 2023. The Company expects most of the restructuring expenses will be related to severance for headcount reductions.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Termination Agreement by and between the Company and Dana Incorporated, dated as of October 25, 2021.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated October 25, 2021

10.1	Separation Letter Agreement between the Company and Joel T. Casterton, dated as of October 25, 2021.		X

10.2	Separation Letter Agreement between the Company and Matthew J. McBurney, dated as of October 30, 2021.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: February 3, 2022

* Executing as both the principal financial officer and a duly authorized officer of the Company