Form 10-K
period 2022-03-31
MODINE MANUFACTURING CO
filed 2022-05-26
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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
Yes ☐    No ☑

Approximately 98 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $576 million based upon the market price of $11.33 per share on September 30, 2021, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,970,887 at May 20, 2022.

An Exhibit Index appears at pages 91-94 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2022 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

Modine Manufacturing Company specializes in providing innovative and environmentally responsible thermal management solutions to diversified global markets and customers.  Our broad portfolio of systems and solutions support our purpose of engineering a cleaner, healthier world ™.

We sell thermal management products and solutions into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  Our primary product groups include i) heating, ventilation and air conditioning; ii) coils, coolers, and coatings; and iii) powertrain cooling and engine cooling.  Our primary customers across the globe include:

−	Heating, ventilation and cooling OEMs;
−	Construction architects and contractors;
−	Wholesalers of heating equipment;
−	Agricultural, industrial and construction equipment OEMs;
−	Commercial and industrial equipment OEMs; and
−	Automobile, truck, bus, and specialty vehicle OEMs.

We develop sustainable solutions to meet the ever-increasing heat transfer needs of our customers.  Our products and systems solve complex heat transfer challenges requiring effective thermal management.  Typical customer and market demands include products and systems that are more efficient, lighter weight, more compact, and more durable as our customers ensure compliance with increasingly stringent energy efficiency, emissions and fuel economy requirements.  Our heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring highly-valued, customized solutions to our customers.

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

Business Strategy and Results

Building on over 100 years of excellence in thermal management, we provide trusted systems and solutions that enable our customers to succeed in the ever-changing global marketplace, all while improving air quality and conserving natural resources.  Our air purification systems improve air quality in schools and businesses.  Our data center cooling solutions reduce water and energy consumption by data centers.  Our thermal components lower harmful emissions for internal combustion engines and our battery thermal management systems enable cleaner running electric vehicles.  Our cooler and coatings products also encourage the transition to environmentally-friendly refrigerants.

Fiscal 2022 was a year of significant change for Modine — a year of significant progress.  We have onboarded seasoned leaders with the requisite experience to drive transformative change, including two new segment presidents as well as general managers focused on market-based verticals within our business.  Our new leadership teams are driving change by applying 80/20 principles to our business.  We are analyzing our business to better focus resources on products and markets with the highest growth opportunities and best return profiles.  With our teams in place, we are focused on growing the areas of our business with the strongest market drivers and best returns, including HVAC&R, data centers, and electric vehicles.

During fiscal 2022, our consolidated net sales were $2.1 billion, a 13 percent increase from $1.8 billion in fiscal 2021.  This increase was primarily due to higher sales in our Heavy-Duty Equipment (“HDE”), Commercial and Industrial Solutions (“CIS”),  and Building HVAC Systems (“BHVAC”) segments, partially offset by lower sales in our Automotive segment.  Our operating income of $119 million in fiscal 2022 represents a $217 million improvement from the prior year operating loss of $98 million.  The operating income and operating loss during fiscal 2022 and 2021 include $56 million of impairment reversals and $167 million of impairment charges, respectively, primarily related to assets within the Automotive segment that were held for sale during portions of fiscal 2021 and 2022.

Our top five customers are in the commercial vehicle, off-highway and automotive and light vehicle markets and our ten largest customers accounted for 39 percent of our fiscal 2022 sales.  In fiscal 2022, 60 percent of our total sales were generated from customers outside of the U.S., with 53 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2021, 63 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2020, 59 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2022	Fiscal 2021
Commercial HVAC&R	38%	34%
Automotive and light vehicle	18%	25%
Off-highway	16%	15%
Commercial vehicle	16%	15%
Data center cooling	5%	4%
Industrial cooling	3%	4%
Other	4%	3%

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

Business Segments

Our chief operating decision maker reviews the separate financial results for each of our operating segments.  These results are used to evaluate the performance of each business segment and for making decisions on the allocation of resources.  Financial information for our operating segments is included in Note 22 of the Notes to Consolidated Financial Statements.

Effective July 1, 2021, we aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of our business in Guadalajara, Spain and a portion of our business in Grenada, Mississippi.  Through this segment change, we aligned our data center businesses under the same leadership team to accelerate commercial excellence, operational improvements, and organizational efficiencies.

Effective April 1, 2022, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the BHVAC and CIS segment businesses with the exception of CIS Coatings.  The Performance Technologies segment includes the HDE and Automotive segment businesses and the CIS Coatings business.  Our new structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  We expect this simplified segment structure will allow us to better focus our resources on targeted growth opportunities and more efficiently apply the 80/20 principles across all product lines to optimize profit margins and cash flow.

Building HVAC Systems Segment

Market Overview
Our BHVAC businesses in North America serve heating, indoor air quality, and data center markets.  Our businesses in the United Kingdom (“U.K.”) and in Spain serve data center, air conditioning, and indoor air quality markets in the U.K., mainland Europe, the Middle East, Far East and Africa (“EMEA”).

The heating market in North America experienced moderate growth in fiscal 2022.  We expect increasing demands for energy efficiency and decarbonization initiatives will drive additional modest growth in the North American heating markets in fiscal 2023.

The North American indoor air quality market experienced strong growth during fiscal 2022, largely driven by an increased focus on and available federal and local funding for ventilation improvements by school and healthcare systems as a result of the COVID-19 pandemic.  We expect the federal COVID recovery funds for schools to upgrade facilities, including their HVAC systems, will drive continued strong growth in the North American indoor air quality market in fiscal 2023.

In fiscal 2022, the data center markets in North America and EMEA experienced strong growth.  We expect continued strong growth in the data center markets in fiscal 2023, driven by the ever-increasing reliance on digital technologies, specifically colocation and cloud usage.  Market demand for data usage and storage continues to rise, driven by the increased use of the IoT (Internet of Things) technology, which connects various devices through the internet, artificial intelligence, smart phones, and digital transformation trends.  Digital transformation trends driving market demand include employers offering remote work arrangements and an increased focus on the digital customer experience, as more transactions and customer interactions are taking place virtually through websites and mobile applications.

The indoor air quality and air conditioning markets served by our U.K. business experienced moderate growth in fiscal 2022.  We expect these markets will continue to exhibit moderate growth in fiscal 2023.  Looking forward, we expect that European legislation, designed to increase equipment efficiency and reduce the use of high global warming potential refrigerants, will result in customer buying pattern shifts over the next few years, as HVAC equipment providers shift products towards more efficient and environmentally-friendly alternatives.  We expect commercial investment, construction market activity, and energy efficiency legislation will drive increased demand in the air conditioning and indoor air quality markets in the years to come.

Products
Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); perimeter heating products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof-mounted direct- and indirect-fired makeup air units; unit ventilators; single packaged vertical units; ceiling cassettes; IT cooling solutions including precision air conditioning units for data center applications; computer room air conditioning (CRAC) and computer room air handler (CRAH) units; hybrid fan coils; fan walls; chillers; condensers and condensing units. Aftersales includes spare parts, maintenance service and control solutions for existing plant equipment and new building management controls and systems.

Customers
Mechanical contractors; HVAC wholesalers; installers; and end users in a variety of residential, commercial and industrial applications, including data center management (including large colocation, cloud service providers and hyperscalers), education, hospitality, telecommunications, hotels, restaurants, hospitals, residential garages, warehousing, manufacturing, and greenhouses.

Commercial and Industrial Solutions Segment

Market Overview
Our CIS businesses provide a broad offering of thermal management products to the HVAC&R markets in North America, EMEA, and China.  In fiscal 2022, the primary HVAC&R and industrial cooling markets served by our CIS segment experienced modest to moderate growth.  We expect continued moderate growth in these markets in fiscal 2023.  Trends influencing the primary CIS markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets.  We also expect that global population growth will drive changes in food consumption and food chain cooling demand trends and general increases in global trade will drive investments in refrigeration infrastructure.  Demand for more efficient HVAC&R systems in buildings and processes is driven by more stringent energy efficiency regulations.

Products
Coils (microchannel, heat recovery, round tube plate fin, and motor and generator cooling coils); coolers (evaporator unit coolers, remote condensers, fluid coolers, transformer oil coolers, gas coolers, dry and brine coolers, and air blast coolers); and coatings to protect against corrosion.

Customers
Commercial and industrial equipment manufacturers; distributors, contractors, and end users in a variety of commercial and industrial applications, including commercial and residential HVAC, mobile air conditioning, refrigeration, food and beverage processing, precision and industrial cooling, and industrial power conversion, production, and transmission.

Heavy Duty Equipment and Automotive Segments

Geographically, we have a strong presence in the vehicular markets within the U.S., Mexico, Brazil, Europe, China, India and South Korea.  We leverage our global organizational structure and expertise to solve our customers’ technical challenges.  Our customers value our technical support presence in all regions, our extensive product portfolio, and our ability to provide them with global standard designs.

Vehicular OEMs consistently apply pricing pressure on suppliers while requiring a consistent level of quality.  In addition, OEMs often seek new technology solutions at low prices for their thermal management needs.  In general, this creates challenges for us and the entire supply base, but also provides an opportunity for suppliers, like Modine, who develop innovative solutions at a competitive cost.

The following summarizes the primary vehicular markets we serve:

Commercial Vehicle

Market Overview
During fiscal 2022, the North American and European commercial vehicle markets, particularly for heavy- and medium-duty trucks, experienced strong growth as these markets continued to recover from the negative impacts of the COVID-19 pandemic, which were most severe during the first half of fiscal 2021.  The commercial vehicle markets in Asia experienced modest declines resulting from cyclical market weakness in fiscal 2022.  Global supply chain challenges and rising inflation pressures began in fiscal 2022 and we expect these challenges will continue in fiscal 2023.

In fiscal 2023, we expect overall moderate growth in the global commercial vehicle markets, with the strongest growth expected in North America, as customers work through backlog orders, and Brazil, where we expect strong growth trends influenced by upcoming emission standards.  We expect that the commercial vehicle market in China, however, will moderately decline in fiscal 2023 due to cyclical market weakness and the negative impacts of recent government-required lock-downs and supply chain challenges associated with COVID-19.

Trends influencing the commercial and specialty vehicle markets include the continued need by commercial vehicle manufacturers to meet increasingly stringent emissions and fuel consumption requirements in all regions of the world.  For example, Modine has realized incremental business in Asia as China 6 and Bharat Stage 6 regulations have been implemented in China and India, respectively.  Additionally, truck and bus manufacturers are developing and bringing to market alternative powertrains, including battery electric, waste heat recovery, fuel cells, and other hydrogen-based technologies aimed at improving vehicle efficiency and reducing carbon footprint.  These trends are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products and systems.  We recently announced availability of our suite of EVantage™ Thermal Management Systems for commercial electric vehicle chassis.  These complete battery thermal management systems regulate battery, traction motor, and power electronics temperatures within optimal ranges under all operating conditions and are customizable for all chassis sizes.  We are producing these systems for several customers, with additional programs launching in fiscal 2023.  We are also engaged in development with prospective customers – both traditional OEMs and start-up companies – on vehicles that cover the full range of commercial vehicle applications from last-mile to Class 8 trucks to transit-, coach and school buses.  We are well positioned to support these exciting changes.

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

Off-Highway

Market Overview
Overall, global off-highway markets experienced strong growth in fiscal 2022.  The strongest growth was seen within the North and South American and European off-highway markets, including agricultural, construction, and mining markets.  Growth was particularly strong for larger tractor and vehicle applications.  Global supply chain challenges and rising inflation pressures began in fiscal 2022 and we expect these challenges will continue in fiscal 2023.

In fiscal 2023, we expect overall moderate growth in the global off-highway markets, with the strongest growth expected in North America, as customers work through backlog orders with limited inventory currently in the supply chain.  We expect that the off-highway market in China, however, will moderately decline in fiscal 2023 due to cyclical market weakness and the negative impacts of recent government-required lock-downs and supply chain challenges associated with COVID-19.

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

Automotive and Light Vehicle

Market Overview
The European, North American and Chinese automotive and light vehicle markets declined during fiscal 2022.  Semiconductor chip shortages and other supply chain challenges resulted in significantly lower global automotive production and contributed to the market declines.  In fiscal 2023, we expect that the limitations associated with semiconductor chip shortages will ease and, as a result, we expect growth in the North American and Chinese automotive and light vehicle markets.  With regard to the European automotive and light vehicle market, we are monitoring the impacts of the military conflict in Ukraine.  We believe the conflict could result in lower automotive production in Europe if supply parts and raw materials for OEMs become less available or if there continues to be a significant impact on energy and fuel availability and prices.

Overall, we expect that longer-term growth of the global automotive market will be supported by the technology transformation to electric vehicles, tightening of emissions standards for internal combustion engines, in-vehicle technology enhancements and growth in emerging markets.

Products
Powertrain cooling (engine cooling assemblies, radiators, condensers and charge air coolers); auxiliary cooling (power steering coolers and transmission oil coolers); component assemblies; radiators for special applications; on-engine cooling (EGR coolers, engine oil coolers, transmission oil coolers, fuel coolers, charge air coolers and intake air coolers); liquid-cooled condensers, chillers (including valves) and cooling plates for battery thermal management; coolers and casings for electronics cooling and coolers for electric axles (“e-axles”).

Customers
Automobile and light truck OEMs, as well as Tier-1 filter module customers, front-end module assemblers, e-axle producers, power electronics providers, and electric vehicle startup companies.

Geographical Areas

We maintain administrative organizations in all key geographical regions to facilitate customer support, development and testing, and other administrative functions.  We operate in four continents and within the following countries:

North America	South America	Europe	Asia

United States	Brazil	Germany	China
Mexico		Hungary	India
		Italy	South Korea
		Netherlands	United Arab Emirates
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of commercial, industrial and building HVAC&R and vehicular products similar to those produced in the U.S.

Exports
Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent in fiscal 2022, 2021, and 2020.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global commercial, industrial and building HVAC&R and vehicular markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated with one another, accounted for 39 percent of our consolidated net sales in fiscal 2022.  In fiscal 2022, our largest customer accounted for less than 10 percent of our sales. In fiscal 2021 and 2020, Daimler AG, which included Mercedes-Benz Group AG and Daimler Truck AG prior to the spin-off of Daimler Truck AG in fiscal 2022, accounted for 10 percent or more of our sales.

Our top customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, commercial air conditioning and refrigeration markets.  Our top customers, listed alphabetically, include: Carrier; Caterpillar; Daimler Truck AG (including Detroit Diesel, Freightliner, Thomas Built Buses, and Western Star Trucks); Deere & Company; Denso Corporation; Mercedes-Benz Group AG (including AMG, Athlon, and Maybach); Trane Technologies; Volkswagen AG (including Audi, MAN, Porsche, Scania, and Navistar); Volvo Group (including Mack Trucks and Renault Trucks); and ZF Friedrichshafen AG.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders
Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling our expected sales volume in fiscal 2023 and beyond.

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

Patents and other Intellectual Property
We protect our intellectual property through patents, trademarks, trade secrets and copyrights.  As a part of our ongoing R&D activities, we routinely seek patents on new products and processes.  Our Patent Review Committee manages our intellectual property strategy and portfolio.  We own or license numerous patents related to our products and operations.  Also, because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  We consider each of our patents, trademarks, and licenses to be of value and aggressively defend our rights throughout the world against infringement.  We have over 500 active patents and pending patent applications worldwide.

Research and Development
We are committed to creating value through technology and innovation.  We focus our engineering and R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the commercial, industrial, and building HVAC&R and commercial vehicle, construction, agricultural, powersports and automotive and light vehicle markets.  Our products and systems are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are more efficient, lighter weight, more compact, and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent energy efficiency and emissions requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $50 million, $46 million, and $60 million in fiscal 2022, 2021, and 2020, respectively.  As a percentage of our consolidated net sales, we spent approximately 2 percent on R&D in fiscal 2022 and approximately 3 percent in both fiscal 2021 and 2020.  As our key markets continue to change, we are committed to meaningful R&D investment in the years to come.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  These development projects focus on advancements in refrigerant heat exchangers, chillers, adiabatic gas coolers, remote condensers, unit coolers, fluid coolers, corrosion resistant coatings, and within our data center business, CRAH units and fan walls.  Vehicular-related projects include EGR technology, oil coolers, charge air coolers, and battery thermal management systems for commercial vehicle, agriculture, construction, and automotive and light vehicle markets. Our continuous focus on development enables our customers to meet more stringent emission and energy efficiency standards.  Most of our current R&D activities are focused on internal development in the areas of building HVAC, commercial and industrial thermal management products, data center cooling, and vehicular and equipment cooling including electric vehicle, powertrain and engine cooling.  We also collaborate with industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System and executing the Modine Quality Strategy.

Through our integrated and process-oriented Global Modine Management System, the majority of our manufacturing facilities and administrative offices are registered to ISO 9001:20015 or IATF 16949:2016 standards, helping to ensure that our customers receive high quality products and services.  We regularly monitor our process performance to meet rising customer expectations for performance, quality and service.

Our Global Modine Management System focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.  We drive sustainable and systematic continuous improvement throughout our company by utilizing the principles, processes and behaviors of the Global Modine Management System.

To ensure future quality, we continue to execute the Modine Quality Strategy, which focuses on people, process, performance, quality engineering and the Global Modine Management System.

Environmental Matters

We are committed to engineering a cleaner, healthier world by preventing pollution, eliminating waste and reducing environmental risks and employ waste management programs to advance our environmental stewardship and minimize our environmental footprint.  The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

We are focused on reducing both our energy and water usage and have empowered each of our global facilities to create and carry out action plans that contribute to our company-wide reduction goals.  Examples of steps we are taking to meet these goals include the installation of more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

We are committed to continuously driving energy efficiency across our product portfolio, reflecting our sense of environmental responsibility.  For our data center customers, we are focused on designing and providing cooling solutions that reduce both electrical and water usage.  We are also shifting our product portfolios in our industrial businesses toward lower-emission propellants and refrigerants that greatly reduce the environmental impact and enhance energy efficiency for our customers’ heating and cooling systems.  In addition, we are focusing on reducing energy use by recycling waste heat produced from air conditioning systems.  Lastly, products in our vehicular businesses include oil, charge-air, and EGR coolers, radiators, air conditioning condensers, and battery thermal management systems for cars, trucks, buses, specialty vehicles, and off-highway equipment.  These products allow both internal combustion and electric vehicle systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans.  We continue to focus on product design and development to improve fuel efficiency and reduce overall energy consumption, while still providing the vehicle performance that our customers expect.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Liabilities for environmental investigative work and remediation at sites in the U.S. and abroad totaled $18 million at March 31, 2022.

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

Human Capital Resource Management

As of March 31, 2022, we employed approximately 11,100 persons worldwide.

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

Workforce Development
Our operations require expertise across a wide range of disciplines, from engineering and manufacturing to accounting and finance to information technology.  Both our human resources team at our corporate headquarters and our local facility managers work to hire talented individuals who align with our values.

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

Health and Safety
The health and safety of our employees is paramount to us.  We are committed to conducting our business operations in a safe and healthy manner.  We employ a behavior-based safety program which proactively seeks to correct at-risk behaviors while positively reinforcing safe behaviors.  We educate and train employees on safe practices and promote personal accountability and responsibility for safety at all levels of our organization.

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 3.1 in 2020.  During fiscal 2022, we recorded an RIR of 1.18, well below the manufacturing sector average.

We have also taken steps to protect our global employees from the impacts of the COVID-19 pandemic since its onset, including enhanced cleaning and sanitation procedures.  In addition, we have encouraged our employees to protect themselves with vaccinations and have held numerous vaccination events across our locations to make vaccinations more accessible for interested employees.

Diversity and Inclusion
We are committed to a diverse workforce, founded on respect and value for people of different backgrounds, experiences, and perspectives.  Incorporating diverse talent and fostering an inclusive workforce is a key focus of our talent management strategy.  We track and focus on indicators of diversity and inclusion across our global operations, including the number of women in supervisory roles and minority new hires in the U.S.

Competitive Compensation and Benefits
We offer our employees competitive compensation and comprehensive benefit packages.  We regularly benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located.  We believe that our compensation and employee benefits are competitive and allow us to attract and retain talent throughout our organization.

Available Information
Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents, among others:

−	Code of Conduct, which is applicable to all Modine directors and employees, including our executive officers;
−	Corporate Governance Guidelines;
−	Audit Committee Charter;
−	Human Capital and Compensation Committee Charter;
−	Corporate Governance and Nominating Committee Charter; and
−	Technology Committee Charter.

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

Economic Uncertainties

The military conflict between Russia and Ukraine has resulted in geopolitical instability.  Our business, financial position, results of operations and cash flows could be adversely affected by the negative impacts on the global economy resulting from the conflict in Ukraine.

In February 2022, Russian troops invaded Ukraine and the military conflict is ongoing.  While the length and total impact of the military conflict is unpredictable, it has led to market disruptions, including volatility in raw material prices and credit and capital markets, and supply chain challenges.  In response to the military conflict, governments in the U.S. and abroad have imposed sanctions against Russia and proposed or threatened additional potential sanctions.  These sanctions could adversely affect the global economy and financial markets in which we operate.

We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Ukraine- or Russian-based customers or suppliers.  To date, we have not experienced any material impacts of the ongoing military conflict.  We are monitoring the situation and its impact on the global markets, which may, in turn, impact our business.  For example, it is possible that the conflict could result in lower automotive production in Europe if supply parts and raw materials for OEMs become less available or if there are continued significant increases in energy and fuel prices.  In addition, the threat of cyberattacks on the global supply chain may increase, which could directly or indirectly impact our operations.

At this time, we cannot reasonably estimate the full impact of the military conflict between Russia and Ukraine. It is not possible to predict the extent and duration of the military conflict, sanctions, and any associated market disruptions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic and associated supply chain challenges could adversely affect our business, financial position, results of operations and cash flows.

Since its onset, the COVID-19 pandemic has broadly impacted the global economy and our key end markets.  During fiscal 2022, the direct effects on our company from the COVID-19 pandemic generally lessened, particularly compared with the significant impacts during the first half of fiscal 2021.

The COVID-19 pandemic and other market and economic dynamics have contributed to global supply chain challenges, labor shortages and inflationary market conditions.  Raw material and logistic prices have increased and we, like many companies, have experienced delays and shortages in certain purchased commodities and components.  In addition, our Automotive segment has been impacted by lower order volume associated with semiconductor shortages, which have caused lower global automotive production.  While we are focused on mitigating the negative impacts of the labor shortages and supply chain challenges, there can be no assurance that our efforts will be successful, and the pandemic and related market dynamics could have a material adverse effect on our business, financial position, results of operations and cash flow.

Since February 2022, COVID-19 cases have increased in many areas in China.  As a result of government-required lock-downs, we suspended production at manufacturing facilities in China for portions of March and April 2022.  While these plants have since reopened, they are currently manufacturing at reduced levels and customer demand has been negatively impacted by the lock-downs and supply chain challenges, including component shortages.  While we are actively working to address the supply chain challenges and expect to increase production levels at our plants in China in the second quarter of fiscal 2023, there can be no assurance that our efforts will be successful.  All of our other manufacturing locations are open and operating, although production has been negatively affected at times by employee absences due to COVID-19.  Our business operations could be further affected if any of our key management or leadership personnel are incapacitated or if a significant portion of our workforce is unable to work effectively due to illness, quarantines, government actions or similar pandemic-related impediments.

At this time, we cannot reasonably estimate the full impact of the COVID-19 pandemic or the ongoing supply chain challenges, the full extent of which will depend largely on future developments which are unpredictable and outside of our control.  If we, our suppliers, or our customers experience prolonged shutdowns or other significant business disruptions, it is possible that our ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

A future widespread outbreak of an illness or other public health threat could adversely affect our business, financial position, results of operations and cash flows.

An outbreak of a disease or public health threat in the future could create economic and financial disruptions and adversely affect our businesses around the world.  Potential impacts of epidemics, pandemics, or other health crises include, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a lack in the ability of our customers to pay us; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing.

Customer and Supplier Matters

Increases in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations.

Increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs, sanctions, inflation, the behavior of our suppliers and significant fluctuations in demand, could have a significant adverse effect on our results of operations.  In the shorter-term, our ability to adjust for cost increases is limited when prices are fixed for current orders.  In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations.  With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for prospective price adjustments based upon increases and decreases in the cost of key raw materials.  However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment.  To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our costs while balancing supply risk, we have added key suppliers to our supply base during the last year.  We are, however, still dependent upon limited sources of supply for certain components used in the manufacture of our products, including aluminum, copper, steel and stainless steel (nickel).  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.

Strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource.  If we experience significant or prolonged shortages of any critical components or materials from our suppliers and could not procure the components or materials from other sources, we may be unable to meet our production schedules and could miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Our results of operations could be adversely affected by price reduction pressures from OEMs.

Although we have been successful in negotiating price increases in many of our contracts in response to the current inflationary market conditions, we have historically faced price-reduction pressure from our vehicular OEM customers.  Virtually all of these OEMs have imposed aggressive price-reduction initiatives upon their suppliers.  We have taken, and will continue to take, steps to reduce our operating costs to offset both inflationary pressures and contractual price reductions in order to achieve profit margins that are acceptable to us.  For existing contractual price reductions, if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, or through price negotiations, our results of operations could be adversely affected.

We expect vehicular OEM customers will continue to apply pricing pressure and many will require contractual price reductions for new sales programs.  As part of our application of the 80/20 principles, we have improved our pricing discipline and have clear strategic targets in terms of profit margins for new sales programs.  If contractual price downs are unavoidable, we contemplate them in our overall strategy and adjust pricing as necessary to provide satisfactory profit margins throughout the duration of the sales programs.  While we believe that this pricing strategy will strengthen our business and allow us to focus our resources on higher margin sales programs, it is possible that it may result in a lower overall win rate for new business in the short-term.  If our pricing strategy results in winning less new business, our results of operations could be adversely affected.

Our net sales and profitability could be adversely affected from business losses or declines with major customers.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  In certain areas of our businesses, a large portion of sales are attributable to a relatively small number of customers.  In our vehicular businesses, the failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short term for us to obtain new sales to replace any unexpected decline in sales of existing products.  The loss of a major customer in any of our businesses, the loss of business with respect to one or more of the vehicle models that use our vehicular products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

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

Climate Change and ESG-Related Risks

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions.  There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty.  Such regulatory uncertainty extends to our product portfolio and overall costs of compliance, which may impact the demand for our products and/ or require us to make increased capital expenditures to meet new standards and regulations.  Further, our customers and the markets we serve may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or technological advancement.

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing.  Specifically, certain customers are requiring information on our environmental sustainability plans and commitments, which we have not yet released publicly as of the date of this filing.  There can be no assurance of the extent to which any of our future plans or commitments will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet customer, investor, employee or other stakeholder expectations and desires or any legal standards regarding sustainability performance.

Additionally, the enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards and the associated reporting requirements.  A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent.

Competitive Environment

Continued and increased strong competition could adversely affect our business and our results of operations.

The global competitive environment continues to be dynamic as many of our customers, faced with intense international competition, have expanded their sourcing of components.  As a result, we experience competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies.  In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets.  Increased competition could adversely affect our business and our results of operations.

B.	OPERATIONAL RISKS

Complexities of Global Presence

We are subject to risks related to our international operations and global customer base.

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  In fiscal 2022, 60 percent of our sales were generated from customers outside the U.S., with 53 percent of these sales generated by our non-U.S. operations.  Consequently, our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic conditions, public health crises, including the ongoing COVID-19 pandemic, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, impacts of the military conflict in Ukraine), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico, or buy raw materials, such as China, could have a material adverse effect on our results of operations.  In addition, compliance with multiple and often conflicting laws and regulations of various countries can be challenging and expensive.

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional.  Governments in the U.S. and abroad have imposed sanctions on Russia in connection with the military conflict in Ukraine.  While we do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Russian-based customers or suppliers, we are actively monitoring the sanctions requirements and reacting as necessary to ensure compliance.  We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted.

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

In recent years, we have engaged in various restructuring activities in order to optimize our manufacturing footprint and cost structure.  These restructuring activities have included targeted headcount reductions that support our objective of reducing operational and SG&A cost structures and the consolidation and/or closure of manufacturing facilities in North America, Europe and Asia.  In addition, we continue to focus on reducing costs for materials and services through targeted adjustments and negotiations with our supply base.  Our successful execution of these initiatives, and our ability to identify and execute future opportunities to optimize our cost structures, is critical to enable us to establish a cost structure that will improve and sustain our long-term competitiveness.  Any failure to do so could, in turn, adversely affect our results of operations and financial condition.

Challenges of Program Launches

We launch a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

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

We are dependent upon our IT infrastructure, including network, hardware, and software systems, to conduct our business.  Despite network and other cybersecurity measures we have in place, our IT systems could be compromised or we could experience a cybersecurity breach from computer viruses, ransomware, phishing, break-ins or similar disruptions.  A substantial disruption in our IT systems for a prolonged time period, or a material breach of our IT systems, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation, adversely affecting our customer service and relationships as well as our reputation, and could lead to significant remediation expenses and litigation risks.  Our systems, and the systems of our service providers or others, could be breached, damaged or interrupted by cyber-attacks or other man-made intentional or unintentional events, or by natural disasters or occurrences, many of which may, despite our best efforts, be beyond our ability to effectively detect, anticipate or control.  This impact may be heightened by the increased disbursement of our workforce resulting from our own and from government efforts to mitigate the spread of the COVID-19 pandemic.  Further, the military conflict in Ukraine and the associated political uncertainty may increase the threat of cyberattacks on the global supply chain, which could directly or indirectly impact our operations.  Any such events and the related delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas and there can be no assurance we will avoid material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously-owned or used property, properties owned by unrelated companies, as well as properties we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially material expenditures could be required in order for our products and operations to comply with evolving environmental, health and safety laws, regulations (including those developed as a concern to climate control), or other requirements that may be adopted or imposed in the future.  Future costs to remediate contamination or to comply with environmental, health and safety laws and regulations could adversely affect our business, results of operations, and financial condition.

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

Business Optimization and Growth Strategies

Inability to execute on our strategic initiatives may adversely impact our business and operating results.

We are well on our way in our strategic transformation.  We have onboarded seasoned leaders with the requisite experience to drive transformative change, including two new segment presidents as well as general managers focused on market-based verticals within our business.  Our leadership teams are driving change by applying 80/20 principles to our business.  We are analyzing our business to better focus resources on products and markets with the highest growth opportunities and best return profiles.  We plan to continue to employ an 80/20 mindset to optimize profit margins and cash flow.  If we are unable to successfully apply the 80/20 principles to our businesses and execute on our strategic initiatives, we may not achieve the financial or operational successes anticipated.

In addition, we will continue to review our business portfolio and pursue acquisitions to accelerate growth.  There can be no assurance we will be able to identify attractive acquisition targets.  If we are unable to successfully execute on organic growth opportunities or complete acquisitions in the future, our growth may be limited.  In addition, future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate future acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Our indebtedness may limit our use of cash flow to support operating, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

As of March 31, 2022, we had total outstanding indebtedness of $378 million.  Our indebtedness and related debt service obligations (i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

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

Our defined benefit pension plans in the U.S. are frozen to new participants.  Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability totaling $22 million as of March 31, 2022.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, we do not expect to make cash contributions to our U.S. plans during fiscal 2023.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate assumptions, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $258 million at March 31, 2022.  We perform goodwill impairment tests annually, as of March 31, or more frequently if business events or other conditions exist that require a more frequent evaluation.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists.  For our annual goodwill impairment tests, we use significant estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows and risk-adjusted discount rates.  We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued general economic uncertainties and impacts associated with the COVID-19 pandemic and the military conflict in Ukraine, which could adversely affect the carrying value of goodwill and intangible assets.  An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial results.

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

In addition, as of March 31, 2022, our net deferred tax assets totaled $21 million.  Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed.  This determination involves judgement and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could have a material adverse effect on our results of operations and financial condition.

E.	GENERAL RISKS

Customers and Markets

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ sales and production levels are affected by general economic conditions, including supply chain challenges, access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, government-imposed restrictions relating to health crises or other unusual events, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in production levels for current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations and financial condition.

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

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel throughout our organization.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives.  We have recently observed tightening and increased competitiveness in the labor markets and have experienced labor shortages at certain of our manufacturing locations.  Any prolonged labor shortages or significant employee turnover could negatively impact productivity and result in increased labor costs, such as increased overtime to meet demand or increased wage rates necessary to attract and retain employees. Overall, difficulty in attracting, developing, and retaining qualified personnel could adversely affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate manufacturing facilities located in the U.S. and in multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and tooling facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Grenada, Mississippi; Leeds, United Kingdom; Pocenia, Italy; Guadalajara, Spain; Söderköping, Sweden; Bonlanden, Germany; Sao Paulo, Brazil; Changzhou, China; and Chennai, India.

The following table summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2022.

	Americas	Europe	Asia	Total
BHVAC	2	4	-	6
CIS	9	6	1	16
HDE	6	2	4	12
Automotive	1	5	2	8
Total manufacturing facilities	18	17	7	42

Of the facilities summarized in the table above, 22 include leased manufacturing space.  We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity regularly and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and our needs.

ITEM 3.	LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2022), business experience during at least the last five years, and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	53	Vice President, Human Resources (October 2012 – Present).

Neil D. Brinker	46
President and Chief Executive Officer (December 2020 – Present).  Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. after serving as its Executive Vice President and Chief Operating Officer.  Prior to joining Advanced Energy Industries, Inc, Mr. Brinker served as a Group President at IDEX Corporation.

Michael B. Lucareli	53	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company.

Eric S. McGinnis	51
President, Climate Solutions (April 2022 – Present); previously Vice President, Building HVAC upon joining Modine in August 2021.  Prior to joining Modine, Mr. McGinnis served as President, Industrial Systems at Regal Beloit.

Adrian I. Peace	54
President, Performance Technologies (April 2022 – Present); previously Vice President, Commercial & Industrial Solutions upon joining Modine in August 2021.  Prior to joining Modine, Mr. Peace served as a Strategy Advisor for AIP LLC.  Prior to AIP LLC, Mr. Peace served as Senior Vice President, Emerging Business Operations for Republic Services.  Prior to Republic Services, Mr. Peace served as the Vice President of the International Business and Specialty Brands at W.W. Grainger, Inc.

Sylvia A. Stein	55
Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (February 2020 – Present); previously Vice President, General Counsel and Corporate Secretary for the Company.  Prior to joining Modine, Ms. Stein served as the Associate General Counsel, Marketing & Regulatory at the Kraft Heinz Foods Company.

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

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2022, shareholders of record numbered 2,164.

We did not pay dividends during fiscal 2022 or 2021.  Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2023.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2022	_______	_______	_______	$50,000,000

February 1 – February 28, 2022	17,169 (b)	$10.12	_______	$50,000,000

March 1 – March 31, 2022	10,630 (b)	$9.70	_______	$50,000,000

Total	27,799 (b)	$9.96	_______

(a)
Effective November 5, 2020, the Board of Directors approved a two-year, $50.0 million share repurchase program.  This program allows the Company to repurchase Modine common stock at such times and prices deemed appropriate by the authorized officers of the Company.

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

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index, the Standard & Poor’s (S&P) MidCap 400 Industrials Index, and the S&P SmallCap 600 Industrials Index.  During fiscal 2022 the Company determined that the S&P SmallCap 600 Industrials Index was more representative of its business and will replace the S&P MidCap 400 Industrials Index for purposes of this performance graph beginning in fiscal 2023.  The graph assumes a $100 investment and reinvestment of dividends.  The return shown on the graph is not necessarily indicative of future performance.

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2017	2018	2019	2020	2021	2022
Modine Manufacturing Company	$100	$173.36	$113.69	$26.64	$121.07	$73.85
Russell 2000 Index	100	111.79	114.09	86.72	168.96	159.19
S&P SmallCap 600 Industrials Index	100	116.52	115.17	89.24	174.33	174.34
S&P MidCap 400 Industrials Index	100	116.46	117.90	95.87	179.84	187.64

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a global leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  Our product systems and solutions support our purpose of engineering a cleaner, healthier world.  We operate in four continents, in 15 countries, and employ approximately 11,100 persons worldwide.

Our primary product groups include i) heating, ventilation and air conditioning; ii) coils, coolers, and coatings; and iii) powertrain cooling and engine cooling.  We provide our thermal management technology and solutions to a wide array of commercial, industrial, and building heating, ventilating, air conditioning, refrigeration, and data center markets.  In addition, our products are used in on- and off-highway original-equipment vehicular applications.

Company Strategy

Fiscal 2022 was a year of significant change for Modine — a year of significant progress.  We onboarded seasoned leaders with the requisite experience to drive transformative change, including two new segment presidents as well as general managers focused on market-based verticals within our business.  Effective April 1, 2022, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the BHVAC and CIS segment businesses with the exception of CIS Coatings.  The Performance Technologies segment includes the HDE and Automotive segment businesses and the CIS Coatings business.  Our new structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.

Our new leadership teams are driving change by applying 80/20 principles to our business.  We are analyzing our business to better focus resources on products and markets with the highest growth opportunities and best return profiles.  The results of our data analytics are changing how we serve our customers and are allowing us to significantly reduce the complexity of our business, including reducing the number of SKUs, eliminating unprofitable product lines, and changing how we operate on the factory floor.  The data has also highlighted opportunities for us to improve our pricing practices and develop strategies to target new customers.

With our teams in place, we are focused on growing the areas of our business with the strongest market drivers and best returns, including HVAC&R, data centers, and electric vehicles.  We are also focused on addressing and simplifying the underperforming areas of our business.  We are utilizing an 80/20 mindset to reduce complexity in our product offerings, improve our pricing discipline, and increase our operational efficiency in both our manufacturing processes and in our supply chain.  In addition, we are executing restructuring actions that were approved in the fourth quarter of fiscal 2022, which we expect to reduce administrative and overhead costs, primarily in the Performance Technologies segment.

Our ultimate objective is to accelerate growth, allowing us to complete our transformation.  We expect to change our mix of business, as we grow certain areas and strategically deemphasize others.  We expect these changes will fuel improvements in both earnings and cash flow, all while supporting our customers with innovative and environmentally responsible thermal management solutions to succeed in the ever-changing global marketplace.

Development of New Products and Technology

Our ability to develop new products and technologies based upon our building block methodology for new and emerging markets is one of our competitive strengths.  Under this methodology, we focus on creating core technologies that form the basis for multiple products and product lines.  Each of our business segments has a strong heritage of new product development and our technology team benefits from mutual strengths.  We own four global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin, Grenada, Mississippi, Pocenia, Italy and Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a strength valued by our customers.

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  We will continue to pursue organic- and external-growth opportunities, particularly to grow our global, market leading positions in the HVAC&R and data center markets.  In addition, we have a dedicated team focused on products and solutions for electric vehicles, supporting demands for climate-friendly alternative powertrains.  We have provided our general managers with the tools that they need to be successful, including dedicated resources to create an entrepreneurial environment and to challenge the status quo.

Operational and Financial Discipline

We are using 80/20 principles to guide our path forward towards commercial excellence.  Through closely analyzing our customer and product data with our 80/20 mindset, we have gained a valuable understanding of what drives our profitability and have also identified areas requiring improvement.  Beginning in fiscal 2023, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  These segment teams, led by segment presidents and general managers focused on the underlying market verticals, are driving transformative change with our 80/20 mindset.  Each general manager has developed a strategic plan designed to meet the objective of his or her market- based vertical - venture, grow, or improve.  We expect these strategies to fuel earnings and cash flow improvements.

While executing on our strategic initiatives, we have faced obstacles including supply chain challenges associated with the COVID-19 pandemic and other market and economic dynamics and cost inflation.  We have and will continue to address these challenges head-on.  We’ve implemented selling price increases for our products in response to raw material and other price increases and are engaged with suppliers to ensure availability of purchased commodities and components.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2022 was based upon two performance goals: growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”); and a cash flow margin metric.  These performance goals drive alignment of management and shareholders’ interests in both our earnings growth and cash flow targets.  In addition, we provide a long-term incentive compensation plan for officers and certain key leaders throughout our organization to attract, retain, and motivate these employees who are responsible for driving the long-term success of our company.  The plan is comprised of stock awards, stock options, and performance-based stock or cash awards.  The performance-based awards for the fiscal 2022 through 2024 performance period are based upon a target three-year average growth in Adjusted EBITDA and a target three-year average consolidated cash flow return on invested capital.

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

Effective July 1, 2021, we aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of our business in Guadalajara, Spain and a portion of our business in Grenada, Mississippi.  Through this segment change, we aligned our data center businesses under the BHVAC leadership team in order to accelerate commercial excellence, operational improvements, and organizational efficiencies.

Effective April 1, 2022, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the BHVAC and CIS segment businesses with the exception of CIS Coatings.  The Performance Technologies segment includes the HDE and Automotive segment businesses and the CIS Coatings business.  Our new structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  We expect this simplified segment structure will allow us to better focus our resources on targeted growth opportunities and more efficiently apply the 80/20 principles across all product lines to optimize profit margins and cash flow.

Building HVAC Systems (16 percent of fiscal 2022 net sales)

Our BHVAC segment manufactures and sells a variety of heating, ventilating, and air conditioning products, primarily for commercial buildings and data centers in North America and Europe, as well as in the Middle East.  We sell and distribute our heating, ventilation and cooling products through wholesalers, distributors, consulting engineers, contractors and data center operators for applications such as data centers, schools, greenhouses, hotels, restaurants, hospitals, warehouses, residential garages, and manufacturing facilities.  Our heating products include gas (natural and propane), electric, oil and hydronic unit heaters, low- and high-intensity infrared and duct furnace units.  Our indoor air quality products include roof-mounted direct- and indirect-fired makeup air units, single-packaged vertical units and unit ventilators used in school room applications, and ceiling cassettes.  Our data center products include IT cooling solutions including precision air conditioning units, CRAC and CRAH units, fan walls, chillers, and condensers and condensing units.  We also provide other cooling products including precision air conditioning units and air- and water-cooled chillers used in a variety of commercial building applications.  In addition, we provide control solutions for existing plant equipment and new building management controls and systems.

Economic conditions, such as demand for new commercial construction, building renovations, including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements, are growth drivers for our HVAC products.  During fiscal 2022, our sales increased in both North America and Europe, primarily driven by increased sales of heating, ventilation, and data center products.

We expect growth in each of the HVAC and data center markets we serve during fiscal 2023.  These markets are heavily impacted by construction activity, building regulations, owner/occupant comfort requirements, and the ever-increasing reliance on digital technologies.  Growth rates in these markets have shown increasing strength as the need for digital infrastructure expands and manufacturing, housing, and business investments increase.  In addition, we expect sales growth in the indoor air quality markets in North America during fiscal 2023 to be driven by available federal and local funding for ventilation improvements by school and healthcare systems in connection with the COVID-19 pandemic.

Commercial and Industrial Solutions (30 percent of fiscal 2022 net sales)

Our CIS segment provides a broad offering of thermal management products to the HVAC&R markets in North America, EMEA, and China, including solutions tailored to indoor, outdoor, and mobile climates, food storage and transport-refrigeration, and industrial processes.  Our primary product groups in the CIS segment include coils, coolers, and coatings.  Our coils products include microchannel, heat recovery, and round tube plate fin coils for a variety of commercial and industrial applications.  Our coolers include commercial refrigeration units, which are used across the food supply chain, carbon dioxide and ammonia unit coolers, remote condensers, transformer oil coolers, and brine coolers.  In addition, we offer proprietary coating solutions for corrosion protection, prolonging the life of heat-transfer equipment.

During fiscal 2022, CIS segment sales increased driven by both increased sales volume, as the primary HVAC&R and industrial cooling markets were negatively impacted in the prior year from the COVID-19 pandemic, and favorable product pricing adjustments in response to raw material price increases.  In addition, we also implemented targeted headcount reductions to reduce operational and SG&A cost structures.

Looking ahead, we anticipate continued market growth in the HVAC&R markets.  We are utilizing an 80/20 mindset to simplify our product offerings for coils and improve our pricing discipline to ensure our pricing is reflective of the service and support that we proudly offer with our products.  We are also focused on growing our cooler sales and believe we can become a market leader in more environmentally friendly carbon dioxide gas coolers and adiabatic solutions in North America and Europe.  In addition, we are targeting sales growth for coatings, both in coatings applied by us and expanding our market share in aftermarket coating solutions, which allow customers to apply protective coating solutions themselves.

Heavy Duty Equipment (39 percent of fiscal 2022 net sales)

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

Sales in the HDE segment increased during fiscal 2022, primarily due to higher sales volume to commercial vehicle and off-highway customers and favorable product pricing adjustments in response to raw material price increases.  The key markets served by our HDE segment, particularly in the Americas and in Europe, were negatively impacted in the prior year by the COVID-19 pandemic.

In fiscal 2023, we expect to benefit from anticipated market growth in the commercial vehicle and off-highway markets, particularly in the Americas and in Europe, partially offset by market weakness expected in China.  In addition, we recently announced availability of our suite of EVantage™ Thermal Management Systems for commercial electric vehicle chassis.  These complete battery thermal management systems regulate battery, traction motor, and power electronics temperatures.  We are producing these systems for several customers, with additional programs launching in fiscal 2023.  We are also engaged in development with prospective customers for solutions related to electric trucks and buses.  Finally, we are applying our 80/20 mindset across our business portfolio to reduce complexity, improve our pricing discipline, and improve the HDE segment’s profitability and cash flow generation.

Automotive (15 percent of fiscal 2022 net sales)

Our Automotive segment provides powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, and EGR coolers, to OEMs primarily in the automotive and light vehicle markets in North America, Europe, and Asia.

We completed the sale of our air-cooled automotive business in Austria during the first quarter of fiscal 2022.  Sales in fiscal 2022 decreased, primarily due to lower sales from the air-cooled automotive business and lower sales volume.  Our fiscal 2022 sales were negatively impacted by the global semiconductor chip shortage and its impact on the global automotive market.  During fiscal 2022, we recorded $20 million of restructuring expenses within the Automotive segment, primarily related to targeted headcount reductions in Europe to reduce administrative and overhead costs.

We expect that the semiconductor chip shortages will begin to ease in fiscal 2023, which we anticipate will drive sales volume growth particularly in North America and in China.  We are monitoring the automotive and light vehicle markets in Europe in light of potential impacts from the military conflict between Russia and Ukraine, which may further aggravate supply chain challenges and increase energy and fuel prices.  We expect such impacts could negatively impact automotive production levels in Europe.  We are focused on targeted growth opportunities with electric vehicle customers, as the demand and investment in electric vehicles continues to grow in light of increasingly stringent global emissions and energy efficiency requirements.

Consolidated Results of Operations

COVID-19 Pandemic and Supply Chain Disruptions
During fiscal 2022, the effects on our company from the COVID-19 pandemic lessened, particularly compared with the significant impacts during the first half of fiscal 2021.

The COVID-19 pandemic and other market and economic dynamics have contributed to global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have further aggravated these market conditions, particularly driving higher oil and gas prices.  We, like many companies, have experienced labor shortages and negative impacts from supply chain challenges, including rising prices for raw materials and logistics, as well as delays and shortages in certain commodities and components we purchase from suppliers.  We are focused on mitigating the negative impacts of these supply chain challenges.  We have implemented selling price increases for our products in response to raw material and other price increases and are engaged with suppliers to ensure availability of key raw materials.  In addition, our Automotive segment has been impacted by lower order volume associated with semiconductor shortages, which have caused lower global automotive production.

Since February 2022, COVID-19 cases have increased in many areas in China.  As a result of government-required lock-downs, we suspended production at manufacturing facilities in China for portions of March and April 2022.  While these plants have since reopened, they are currently manufacturing at reduced levels and customer demand has been negatively impacted by the lock-downs and supply chain challenges, including component shortages.  We are actively working to address the supply chain challenges and expect to increase production levels at our plants in China in the second quarter of fiscal 2023.  All of our other manufacturing locations are open and operating, although production has been negatively affected at times by employee absences due to COVID-19.

We expect temporary disruptions due to illness-related employee absences and the pressures associated with supply chain challenges will continue, at least in the near term.  We cannot reasonably estimate the full impact that the COVID-19 pandemic or the ongoing supply chain challenges will have on our business, results of operations, or cash flows in the future.

Liquid-cooled Automotive Business
On October 25, 2021, we announced that we agreed with Dana Incorporated (“Dana”) to terminate an agreement for the sale of our liquid-cooled automotive business.  In connection with the termination of the sale agreement, we determined that the liquid-cooled automotive business no longer met the requirements to be classified as held for sale during the third quarter of fiscal 2022.  While held for sale, we had fully impaired the long-lived assets within the liquid-cooled automotive business, which primarily consisted of property, plant and equipment assets.  Upon reverting back to held and used classification, we adjusted the long-lived assets to the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value.  As a result, we reversed $57 million of previous impairment charges during the third quarter of fiscal 2022 within the Automotive segment.  In addition, we resumed depreciating the property, plant and equipment assets based upon the remeasured asset values.

In total, we recorded $56 million of net impairment reversals during fiscal 2022 within the Automotive segment related to assets that are no longer held for sale, primarily driven by the $57 million impairment reversal in the third quarter discussed above.  See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Air-cooled Automotive Business
On April 30, 2021, we sold our air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, we recorded a loss of $7 million during the first quarter of fiscal 2022.

Fiscal 2022 Highlights
Fiscal 2022 net sales increased $242 million, or 13 percent, from the prior year, primarily due to higher sales in our HDE, CIS, and BHVAC segments, partially offset by lower sales in our Automotive segment.  Cost of sales increased $226 million, or 15 percent, from the prior year primarily due to higher raw material prices and higher sales volume.  Gross profit increased $16 million and gross margin declined 110 basis points to 15.1 percent.  SG&A expenses increased $4 million, primarily due to higher compensation-related expenses, as the prior-year benefitted from cost-saving actions implemented in response to COVID-19.  We withdrew most of these cost-savings actions in the third quarter of fiscal 2021 as production returned to more normal levels.  Operating income of $119 million during fiscal 2022 represents a $217 million improvement from the prior-year operating loss of $98 million.  The operating income and operating loss during fiscal 2022 and 2021 include $56 million of impairment reversals and $167 million of impairment charges, respectively, primarily related to the automotive businesses that were held for sale.

Fiscal 2021 Highlights
Fiscal 2021 net sales decreased $167 million, or 8 percent, from the prior year, primarily due to lower sales across our business segments, largely driven by the negative impacts of the COVID-19 pandemic.  Foreign currency exchange rate changes favorably impacted sales in fiscal 2021 by $28 million.  Cost of sales decreased $153 million, or 9 percent, from the prior year, primarily due to lower sales volume.  Gross profit decreased $14 million and gross margin improved 60 basis points to 16.2 percent.  SG&A expenses decreased $39 million, primarily due to lower costs associated with our review of strategic alternatives for our Automotive segment businesses.  In addition, SG&A expenses decreased due to cost-reduction initiatives implemented early in the fiscal year in response to the negative impacts of COVID-19.  The operating loss of $98 million during fiscal 2021 represents a $136 million decline from the prior-year operating income of $38 million and was primarily due to the $167 million of impairment charges recorded, partially offset by lower SG&A expenses.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2022, 2021 and 2020.

	Years ended March 31,
	2022		2021		2020
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,050	100.0%	$1,808	100.0%	$1,976	100.0%
Cost of sales	1,741	84.9%	1,515	83.8%	1,668	84.4%
Gross profit	309	15.1%	293	16.2%	308	15.6%
Selling, general and administrative expenses	215	10.5%	211	11.7%	250	12.6%
Restructuring expenses	24	1.2%	13	0.7%	12	0.6%
Impairment charges (reversals) - net	(56)	-2.7%	167	9.2%	9	0.4%
Loss (gain) on sale of assets	7	0.3%	-	-	(1)	-
Operating income (loss)	119	5.8%	(98)	-5.4%	38	1.9%
Interest expense	(16)	-0.8%	(19)	-1.1%	(23)	-1.1%
Other expense – net	(2)	-0.1%	(2)	-0.1%	(5)	-0.2%
Earnings (loss) before income taxes	101	5.0%	(119)	-6.6%	10	0.5%
Provision for income taxes	(15)	-0.7%	(90)	-5.0%	(12)	-0.6%
Net earnings (loss)	$86	4.2%	$(209)	-11.6%	$(2)	-0.1%

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

Fiscal 2022 net sales of $2,050 million were $242 million, or 13 percent, higher than the prior year, primarily due to higher sales volume and favorable pricing adjustments in response to raw material price increases in our HDE, CIS, and BHVAC segments.  Sales in these segments increased $142 million, $115 million, and $74 million, respectively.  Automotive segment sales decreased $85 million.

Fiscal 2022 cost of sales of $1,741 million increased $226 million, or 15 percent, primarily due to higher raw material prices, which increased $148 million, and higher sales volume.  In addition, cost of sales in fiscal 2021 was favorably impacted by cost-saving actions taken in response to the COVID-19 pandemic.  These factors, which caused an increase in cost of sales compared with the prior year, were partially offset by lower depreciation expense in the Automotive segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 110 basis points to 84.9 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, fiscal 2022 gross profit increased $16 million and gross margin declined 110 basis points to 15.1 percent.

Fiscal 2022 SG&A expenses increased $4 million.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, as the prior year was favorably impacted by cost-saving actions implemented to mitigate the negative impacts of COVID-19.  In addition, environmental charges related to a previously-owned manufacturing facility in the U.S. increased $3 million.  These increases were partially offset by lower costs related to our review of strategic alternatives for the Automotive segment businesses and lower strategic reorganization costs, which decreased $4 million and $3 million, respectively.  The lower strategic reorganization costs primarily resulted from lower severance expenses for executive management positions.

Restructuring expenses of $24 million in fiscal 2022 increased $11 million compared with last year, primarily due to higher severance-related expenses in the Automotive segment, partially offset by lower severance-related expenses in the CIS and HDE segments.  We are targeting approximately $20 million of annual cost savings on a consolidated basis from the restructuring actions approved in fiscal 2022.

The net impairment reversals of $56 million during fiscal 2022 primarily related to assets that were held for sale in the Automotive segment.  In fiscal 2021, we recorded $167 million of impairment charges to write down the long-lived assets in the liquid- and air-cooled automotive businesses when they were classified as held for sale.  In fiscal 2022, we adjusted the long-lived assets in the liquid-cooled automotive business to the lower of carrying or fair value when they no longer met the held for sale classification criteria.

We sold our air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $7 million loss on sale at Corporate during fiscal 2022.

Operating income of $119 million during fiscal 2022 represents an improvement of $217 million from the prior-year operating loss of $98 million.  The operating income and operating loss during fiscal 2022 and 2021 included the significant impairment reversal and impairment charges within the Automotive segment.  In addition, as compared with the prior year, the fiscal 2022 operating income was favorably impacted by higher gross profit.  Operating income was negatively impacted by higher restructuring expenses, the loss on sale of the air-cooled automotive business, and higher SG&A expenses.

The provision for income taxes was $15 million and $90 million in fiscal 2022 and 2021, respectively.  The $75 million decrease was primarily due to the absence of $117 million of income tax charges recorded in fiscal 2021 to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions and a net $11 million income tax benefit recorded in fiscal 2022 related to valuation allowances on deferred tax assets in foreign jurisdictions.  These drivers, which decreased the provision for income taxes, were partially offset by the absence of income tax benefits totaling $47 million recorded in the prior year, including $38 million related to the Automotive segment impairment charges and $9 million resulting from the allocation of the income tax provision between net earnings and other comprehensive income.  See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

Fiscal 2021 net sales of $1,808 million were $167 million, or 8 percent, lower than the prior year, primarily due to lower sales volume across our business segments, partially offset by a $28 million favorable impact of foreign currency exchange rate changes.  Sales in the HDE, Automotive, BHVAC, and CIS segments decreased $64 million, $47 million, $44 million, and $29 million, respectively.  Fiscal 2021 sales were significantly impacted by market-driven volume declines and temporary plant closures early in fiscal 2021 due to the COVID-19 pandemic.

Fiscal 2021 cost of sales of $1,515 million decreased $153 million, or 9 percent, primarily due to lower sales volume.  Fiscal 2021 cost of sales was negatively impacted by $24 million from foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 60 basis points to 83.8 percent.  The unfavorable impacts of lower sales volume and, to a lesser extent, higher material costs, which negatively impacted cost of sales as a percentage of sales by approximately 50 basis points, were more than offset by benefits from procurement and other cost-reduction initiatives and an $8 million decrease in depreciation expense in the Automotive segment.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses once they were classified as held for sale during fiscal 2021.  In addition, program and equipment transfer costs to prepare the liquid-cooled automotive business for sale decreased $3 million compared with the prior year.

As a result of lower sales and lower cost of sales as a percentage of sales, fiscal 2021 gross profit decreased $14 million and gross margin improved 60 basis points to 16.2 percent.

Fiscal 2021 SG&A expenses decreased $39 million.  The decrease in SG&A expenses was primarily due to lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment businesses, which decreased $30 million, and lower compensation-related expenses, which decreased $13 million, largely resulting from cost-saving actions taken in response to COVID-19.  These favorable drivers were partially offset by $7 million of CEO transition costs recorded at Corporate and a $3 million unfavorable impact of foreign currency exchange rate changes.

Restructuring expenses totaled $13 million during fiscal 2021 and increased $1 million compared with the prior year, primarily due to higher severance expenses.  The fiscal 2021 restructuring expenses primarily consisted of severance expenses related to headcount reductions within the CIS, Automotive and HDE segments.

During fiscal 2021, we recorded impairment charges totaling $167 million within the Automotive segment, an increase of $158 million compared with the prior year.  The impairment charges during fiscal 2021 primarily related to writing down the long-lived assets in the liquid- and air-cooled automotive businesses when they were classified as held for sale.  The $9 million of impairment charges recorded in fiscal 2020 primarily related to two manufacturing facilities in the Automotive segment.

The operating loss of $98 million during fiscal 2021 represents a $136 million decline from the prior-year operating income of $38 million.  The decline was primarily due to higher impairment charges, which increased $158 million, and lower earnings in our BHVAC segment, which decreased $13 million.  These negative drivers were partially offset by lower costs associated with our review of strategic alternatives for the Automotive segment businesses, which decreased $33 million.

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

Segment Results of Operations

Effective July 1, 2021, we aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of our business in Guadalajara, Spain and a portion of our business in Grenada, Mississippi.  Through this segment change, we aligned our data center businesses under the same leadership team to accelerate commercial excellence, operational improvements, and organizational efficiencies.  As a result, we revised our reporting segments and are reporting the financial results of the transferred businesses within the BHVAC segment.  The segment realignment had no impact on the HDE and Automotive segments or on our consolidated financial position, results of operations, and cash flows.  We have recast the segment financial information for fiscal 2021 and 2020 to conform to the fiscal 2022 presentation.

Effective April 1, 2022, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the BHVAC and CIS segment businesses with the exception of CIS Coatings.  The Performance Technologies segment includes the HDE and Automotive segment businesses and the CIS Coatings business.  Beginning for fiscal 2023, we will report the financial results under the new segment structure.

BHVAC

	Years ended March 31,
	2022		2021		2020
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$337	100.0%	$263	100.0%	$307	100.0%
Cost of sales	243	72.2%	178	67.6%	206	67.3%
Gross profit	94	27.8%	85	32.4%	100	32.7%
Selling, general and administrative expenses	48	14.1%	40	15.2%	42	13.7%
Operating income	$46	13.6%	$45	17.2%	$58	19.0%

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

BHVAC net sales increased $74 million, or 28 percent, in fiscal 2022 compared with the prior year, primarily due to higher sales volume and, to a lesser extent, favorable pricing adjustments in response to raw material price increases.  Sales to commercial HVAC customers increased $41 million, primarily due to higher sales of heating and ventilation products in North America.  In addition, sales to data center customers increased $32 million.

BHVAC cost of sales increased $65 million, or 37 percent, in fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased by $16 million.  As a percentage of sales, cost of sales increased 460 basis points to 72.2 percent, primarily due to the higher material costs.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $9 million and gross margin declined 460 basis points to 27.8 percent.

BHVAC SG&A expenses increased $8 million compared with the prior year, yet decreased 110 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $6 million and included higher commission expenses.

Operating income in fiscal 2022 of $46 million increased $1 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

BHVAC net sales decreased $44 million, or 14 percent, in fiscal 2021 compared with the prior year, primarily due to lower sales to a significant data center customer.  Sales to data center customers decreased $42 million compared with the prior year.  Sales to commercial HVAC customers were consistent with the prior year, as higher sales of ventilation and heating products in the U.S. were largely offset by lower sales in Europe.

BHVAC cost of sales decreased $28 million, or 14 percent, in fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 30 basis points to 67.6 percent and was negatively impacted by unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $15 million and gross margin declined 30 basis points to 32.4 percent.

BHVAC SG&A expenses decreased $2 million from the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses.

Operating income in fiscal 2021 of $45 million decreased $13 million, primarily due to lower gross profit.

CIS

	Years ended March 31,
	2022		2021		2020
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$627	100.0%	$512	100.0%	$541	100.0%
Cost of sales	539	85.9%	448	87.5%	477	88.1%
Gross profit	88	14.1%	64	12.5%	64	11.9%
Selling, general and administrative expenses	51	8.1%	49	9.5%	51	9.3%
Restructuring expenses	2	0.4%	5	1.0%	2	0.4%
Impairment charge	-	-	-	-	1	0.1%
Operating income	$35	5.6%	$10	2.0%	$11	2.1%

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

CIS net sales increased $115 million, or 22 percent, in fiscal 2022 compared with the prior year, primarily due to higher sales volume and favorable product pricing adjustments in response to raw material price increases.  CIS sales in fiscal 2021 were negatively impacted by the COVID-19 pandemic, primarily in the first half of the fiscal year.  Sales to commercial HVAC&R customers increased $117 million.

CIS cost of sales increased $91 million, or 20 percent, primarily due to higher sales volume and higher raw material prices, which increased by $51 million.  As a percentage of sales, cost of sales decreased 160 basis points to 85.9 percent, primarily due to the favorable impacts of the higher sales volume and improved operating efficiencies, partially offset by higher material costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $24 million and gross margin improved 160 basis points to 14.1 percent.

CIS SG&A expenses increased $2 million compared with the prior year, yet decreased 140 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

Restructuring expenses during fiscal 2022 decreased $3 million, primarily due to lower severance expenses.  The fiscal 2022 severance expenses primarily related to targeted headcount reductions in Europe and China.  The fiscal 2021 severance expenses primarily related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income in fiscal 2022 increased $25 million to $35 million, primarily due to higher gross profit.

Year Ended March 31, 2021 Compared with Year Ended March 31, 2020

CIS net sales decreased $29 million, or 5 percent, in fiscal 2021 compared with the prior year, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic, partially offset by a $12 million favorable impact of foreign currency exchange rate changes.  Sales to commercial HVAC&R customers decreased $33 million and were partially offset by higher industrial cooling sales, which increased $5 million.

CIS cost of sales decreased $29 million, or 6 percent, primarily due to lower sales volume, partially offset by an $11 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 60 basis points to 87.5 percent, as the favorable impact of cost-reduction and procurement initiatives more than offset the impact of the lower sales volume.

As a result of both the lower sales and lower cost of sales as a percentage of sales, gross profit remained consistent at $64 million and gross margin improved 60 basis points to 12.5 percent.

CIS SG&A expenses decreased $2 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses.

Restructuring expenses during fiscal 2021 increased $3 million, primarily due to higher severance expenses.  The fiscal 2021 restructuring expenses primarily consisted of severance expenses and equipment transfer costs related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income in fiscal 2021 decreased $1 million to $10 million, primarily due to higher restructuring expenses, partially offset by lower SG&A expenses.

HDE

	Years ended March 31,
	2022		2021		2020
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$824	100.0%	$682	100.0%	$746	100.0%
Cost of sales	737	89.4%	594	87.0%	649	87.0%
Gross profit	87	10.6%	88	13.0%	97	13.0%
Selling, general and administrative expenses	51	6.2%	49	7.1%	56	7.4%
Restructuring expenses	1	0.2%	3	0.4%	3	0.4%
Operating income	$35	4.2%	$37	5.4%	$38	5.1%

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

HDE net sales increased $142 million, or 21 percent, in fiscal 2022 compared with the prior year, primarily due to higher sales volume and, to a lesser extent, favorable product pricing adjustments in response to raw material price increases.  HDE sales in fiscal 2021 were negatively impacted by the COVID-19 pandemic.  Sales to off-highway and commercial vehicle customers increased $71 million and $69 million, respectively.

HDE cost of sales increased $143 million, or 24 percent, primarily due to higher sales volume and higher raw material prices, which increased approximately $67 million.  As a percentage of sales, cost of sales increased 240 basis points to 89.4 percent, primarily due to the higher material prices.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit decreased $1 million and gross margin declined 240 basis points to 10.6 percent.

HDE SG&A expenses increased $2 million compared with the prior year, yet decreased 90 basis points as a percentage of sales.  The increase in SG&A expenses was primarily related to higher compensation-related expenses, which increased $6 million, partially offset by lower development and other administrative costs.

Restructuring expenses during fiscal 2022 decreased $2 million, primarily due to lower severance expenses.

Operating income in fiscal 2022 decreased $2 million to $35 million, primarily due to lower gross profit and higher SG&A expenses, partially offset by lower restructuring expenses.

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

HDE SG&A expenses decreased $7 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased $6 million, and cost-reduction initiatives, including lower travel expenses.

Restructuring expenses during fiscal 2021 totaled $3 million, consistent with the prior year.  Fiscal 2021 restructuring expenses primarily consisted of severance expenses resulting from targeted headcount reductions in North America.

Operating income in fiscal 2021 decreased $1 million to $37 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

AUTOMOTIVE

	Years ended March 31,
	2022		2021		2020
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$313	100.0%	$398	100.0%	$445	100.0%
Cost of sales	274	87.5%	342	85.9%	396	89.1%
Gross profit	39	12.5%	56	14.1%	48	10.9%
Selling, general and administrative expenses	40	12.6%	36	9.1%	45	10.1%
Restructuring expenses	20	6.5%	4	1.0%	6	1.5%
Impairment charges (reversals) - net	(56)	-17.9%	167	41.9%	8	1.8%
Gain on sale of assets	-	-	-	-	(1)	-0.2%
Operating income (loss)	$35	11.3%	$(151)	-37.9%	$(10)	-2.3%

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

Automotive net sales decreased $85 million, or 21 percent, in fiscal 2022 compared with the prior year, primarily due to $58 million of lower sales from the air-cooled automotive business, which we sold in the first quarter of fiscal 2022, and lower sales volume, largely associated with the negative impacts of the global semiconductor chip shortage on the global automotive market.  These drivers, which decreased sales, were partially offset by favorable product pricing adjustments in response to raw material price increases.  Sales in Europe, North America, and Asia decreased $62 million, $13 million, and $11 million, respectively.

Automotive cost of sales decreased $68 million, or 20 percent, compared with the prior year, primarily due to lower sales volume and lower depreciation expenses, which decreased $9 million.  We ceased depreciating the property, plant and equipment assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale during the second half of fiscal 2021.  Upon reverting back to held and used classification during the third quarter of fiscal 2022, we resumed depreciating the property, plant and equipment assets in the liquid-cooled automotive business.  These decreases were partially offset by higher raw material prices, which increased $14 million.  As a percentage of sales, cost of sales increased 160 basis points to 87.5 percent.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $17 million and gross margin declined 160 basis points to 12.5 percent.

Automotive SG&A expenses increased $4 million compared with the prior year.  The increase in SG&A expenses was primarily related to higher compensation-related expenses and, to a lesser extent, higher development and administrative expenses.

Restructuring expenses during fiscal 2022 totaled $20 million, an increase of $16 million compared with the prior year.  The increase was primarily driven by higher severance expenses in Europe related to targeted headcount reductions.

The fiscal 2022 net impairment reversal of $56 million primarily related to assets in our liquid-cooled automotive business.  We remeasured the previously impaired long-lived assets within the liquid-cooled automotive business to the lower of their carrying or fair value once they were no longer held for sale.  The fiscal 2021 impairment charges totaling $167 million related to assets in the liquid- and air-cooled automotive businesses, which were first classified as held for sale in fiscal 2021.

Operating income of $35 million during fiscal 2022 represents a $186 million improvement from the prior-year operating loss of $151 million.  The operating income and operating loss during fiscal 2022 and 2021 were driven by the significant net impairment reversal and impairment charges, respectively.  In addition, as compared with the prior year, operating income was unfavorably impacted by lower gross profit and higher restructuring expenses.

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

Automotive cost of sales decreased $54 million, or 14 percent, compared with the prior year, primarily due to lower sales volume, partially offset by a $15 million unfavorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 320 basis points to 85.9 percent and was favorably impacted by lower depreciation expenses of $8 million, cost savings from procurement initiatives and improved operating efficiencies, partially offset by the unfavorable impact of lower sales volume.  We ceased depreciating the long-lived assets within the liquid- and air-cooled automotive businesses when they were classified as held for sale in November 2020 and February 2021, respectively.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $8 million and gross margin improved 320 basis points to 14.1 percent.

Automotive SG&A expenses decreased $9 million compared with the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased $8 million.

Restructuring expenses during fiscal 2021 totaled $4 million, a decrease of $2 million compared with the prior year.  The decrease was primarily driven by lower severance expenses in Europe resulting from fewer targeted headcount reductions.

Impairment charges during fiscal 2021 totaled $167 million and primarily related to assets in the liquid- and air-cooled automotive businesses.  Upon classifying these businesses as held for sale, we recorded impairment charges to write down the long-lived assets of these businesses based upon the selling prices in the agreements.  During fiscal 2020, we recorded asset impairment charges totaling $8 million, primarily related to manufacturing facilities in Austria and Germany.

The Automotive operating loss in fiscal 2021 of $151 million, as compared with an operating loss of $10 million in the prior year, was significantly impacted by the large impairment charges, which were partially offset by higher gross profit and lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2022 of $45 million, and an available borrowing capacity of $173 million under our revolving credit facility.  Given our extensive international operations, approximately $42 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include pension obligations, debt and related interest payments, lease obligations, and obligations for capital expenditures.  Our pension liabilities totaled $49 million as of March 31, 2022.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, we do not expect to make cash contributions to our U.S. plans during fiscal 2023.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2022 was $12 million, a decrease of $138 million from $150 million in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher inventory and accounts receivable levels and higher payments for incentive compensation and employee benefits as compared with the same period in the prior year.  Inventory, including amounts that were held for sale, increased $61 million from March 31, 2021 to March 31, 2022.  The higher inventory levels in fiscal 2022 have largely resulted from both increased raw material prices and strategic safety stock builds in connection with global supply chain constraints and challenges.

Net cash provided by operating activities in fiscal 2021 was $150 million, an increase of $92 million from $58 million in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, including impacts from the timing of payments to vendors and receipts from customers, as compared with the prior year.  The favorable changes in working capital also included lower payments for incentive compensation, employee benefits, and payroll taxes.  During fiscal 2021, we deferred payments of U.S. payroll taxes totaling $7 million, as permitted by the Coronavirus Aid, Relief, and Economic Security Act.  We resumed payment of these payroll taxes during the fourth quarter of fiscal 2021.  We paid half of the deferred amount in fiscal 2022 and expect to pay the other half in fiscal 2023.  Also during fiscal 2021, payments for separation and project costs associated with our review of strategic alternatives for the Automotive segment businesses and restructuring activities decreased $31 million and $5 million, respectively, compared with fiscal 2020.

Capital Expenditures

Capital expenditures of $40 million during fiscal 2022 increased $8 million compared with fiscal 2021.  Our capital spending in fiscal 2022 primarily occurred in the HDE and Automotive segments, which totaled $15 million and $13 million, respectively, and included tooling and equipment purchases in conjunction with new and renewal programs with customers.  In fiscal 2021, we delayed certain projects and the purchase of certain program-related equipment and tooling to preserve our available liquidity during the first year of the COVID-19 pandemic.

Debt

Our total debt outstanding increased $38 million to $378 million at March 31, 2022 compared with the prior year, primarily due to borrowings during fiscal 2022.  As of March 31, 2021, $5 million of debt was classified within liabilities held for sale on our consolidated balance sheet.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant discussed further below.  Also, as specified in the credit agreement, the term loans require prepayments in the event of certain asset sales.  In addition, at the time of each incremental borrowing under the revolving credit facility, we must represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on our business, property, or results of operations.

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2022, our leverage ratio and interest coverage ratio were 2.3 and 11.4, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2023 and beyond.

See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing our consolidated financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on our financial statements.  The following discussion of these judgments and estimates is intended to supplement the significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements.  In addition, recently issued accounting pronouncements that either have or could materially impact our financial statement are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment and intangible assets, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining financial outlooks and market conditions when evaluating the necessity for an impairment analysis.  In the event the net asset values exceed undiscounted cash flows expected to be generated by the assets, we write down the assets to fair value and record an impairment charge.  We estimate fair value in various ways depending on the nature of the underlying assets.  Fair value is generally based upon appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $315 million and $90 million, respectively, at March 31, 2022.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our CIS and BHVAC segments.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

During fiscal 2022, we recorded net impairment reversals of $56 million, primarily related to assets that were held for sale in the Automotive segment.  In fiscal 2021, we recorded $167 million of impairment charges to write down the long-lived assets in the liquid- and air-cooled automotive businesses when they were classified as held for sale.  In fiscal 2022, we adjusted the long-lived assets in the liquid-cooled automotive business to the lower of carrying or fair value when they no longer met the held for sale classification criteria.  See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  We consider factors such as operating losses, declining financial and market outlooks, and market capitalization when evaluating the necessity for an interim impairment analysis.  We test goodwill for impairment at a reporting unit level.  Goodwill resulting from recent acquisitions generally represents the highest risk of impairment, which typically decreases as the businesses are integrated into the Company and positioned for future operating and financial performance.  We test goodwill for impairment by comparing the fair value of each reporting unit with its carrying value.  We determine the fair value of a reporting unit based upon the present value of estimated future cash flows.  If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired.  However, if the carrying value of the reporting unit’s net assets exceeds its fair value, we would conclude goodwill is impaired and would record an impairment charge equal to the amount that the reporting unit’s carrying value exceeds its fair value.

Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rates used in determining discounted cash flows are rates corresponding to our cost of capital, adjusted for country- and business-specific risks where appropriate.  While we believe the assumptions used in our goodwill impairment tests are appropriate and result in a reasonable estimate of the fair value of each reporting unit, future events or circumstances could have a potential negative effect on the estimated fair value of our reporting units.  These events or circumstances include lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued general economic uncertainties and impacts associated with the COVID-19 pandemic and the military conflict in Ukraine.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.

At March 31, 2022, our goodwill totaled $168 million related to our CIS and BHVAC segments.  Each of these segments is comprised of two reporting units.  We conducted annual goodwill impairment tests as of March 31, 2022 by applying a fair value-based test and determined the fair value of each of our reporting units exceeded the respective book value.  A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in a different conclusion.

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

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2022, our pension liabilities totaled $49 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rates.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future benefit cost.  Our domestic pension plans are closed to new participants; therefore, participants in these plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in both fiscal 2022 and 2021 was 7.5 percent.  For fiscal 2023, we have assumed a rate of 7.0 percent.  A change of 25 basis points in the expected rate of return on assets would impact our fiscal 2023 pension expense by less than $1 million.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2022 and 2021, for purposes of determining pension expense, we used a discount rate of 3.2 and 3.4 percent, respectively.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2023 pension expense by less than $1 million.

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

Loss Reserves

We maintain liabilities and reserves for a number of loss exposures, including environmental remediation costs, product warranties, self-insurance costs, estimated credit losses associated with trade receivables, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Notes 15 and 20 of the Notes to Consolidated Financial Statements for additional information regarding product warranties and contingencies and litigation, respectively.

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

Market Risks:

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), inflation and supply chain challenges, and including impacts associated with the military conflict between Russia and Ukraine;

•	The impact of the COVID-19 pandemic on the national and global economy, our business, suppliers, customers, and employees;

•
The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;

•
The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;

•	Our ability to mitigate increased labor costs and labor shortages; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•
The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

•
The overall health of and price-reduction pressure from our vehicular customers in light of economic and market-specific factors, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•
Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;

•	The impact of product or manufacturing difficulties or operating inefficiencies, including any program launch and product transfer challenges and warranty claims;

•	The impact of delays or modifications initiated by major customers with respect to program launches, product applications or requirements;

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•
Our ability to effectively and efficiently manage our cost structure in response to sales volume increases or decreases and to complete restructuring activities and realize the anticipated benefits of those activities;

•
Costs and other effects of the investigation and remediation of environmental contamination; particularly when related to the actions or inactions of others and/or facilities over which we have no control;

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions, in light of tight global labor markets;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of a substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

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

Strategic Risks:

•
Our ability to successfully realize anticipated benefits from strategic initiatives and our application of 80/20 principles to our business, through which we are focused on reducing complexity and growing businesses with strong market drivers;

•	Our ability to successfully execute strategies to reduce costs and improve operating margins; and

•	The potential impacts from actions by activist shareholders, including disruption of our business and related costs.

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of increases in interest rates in relation to our variable-rate debt obligations;

•	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries.  We have manufacturing facilities in Brazil, China, India, Mexico, and throughout Europe.  We also have joint ventures in China and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2022, we recorded a net loss of less than $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2022, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2022, changes in foreign currency exchange rates favorably impacted our sales by $10 million; however, the impact on our operating income was only $1 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2022, there would not have been a material impact on our fiscal 2022 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility, including swingline borrowings, is variable and is currently based primarily on either LIBOR or EURIBOR, plus 137.5 to 250 basis points, depending on our leverage ratio.  As a result, we are subject to risk of fluctuations in LIBOR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.

As of March 31, 2022, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $164 million and $72 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2022, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2023 by approximately $2 million.

Commodity Price and Supply Risk

To produce the products we sell, we purchase raw materials and supplies including aluminum, copper, steel and stainless steel (nickel), and natural gas.  In addition, we also purchase components and parts that are integrated into our end products.

We seek to mitigate commodity price risk primarily by adjusting product pricing in response to applicable price increases.  Our contracts with certain vehicular customers contain provisions that provide for prospective price adjustments based upon changes in raw material prices.  These prospective price adjustments generally lag behind the actual raw material price fluctuations by three months or longer, and typically the contract provisions are limited to the underlying material cost based upon the London Metal Exchange and exclude additional cost elements, such as related premiums and fabrication.  In instances where the risk is not covered contractually, we seek to adjust product pricing in response to price increases, including through our quotation process and through price list increases.

In fiscal 2022, we experienced a significant increase in raw material prices and price increases on other goods and services in connection with global supply chain challenges.  In response, we implemented selling price increases for our products.  The full impact of these selling price increases, however, are not expected to be realized until fiscal 2023 as the higher pricing works through our existing orders.  Nevertheless, we are still subject to the risk of further price increases on commodities, components, and other goods and services that we purchase.

Regarding supply risk in light of recent supply chain challenges, we are engaged with our suppliers to ensure availability of purchased commodities and components and we have added key suppliers to our supply base during the last year.  However, we are still dependent upon limited sources of supply for certain components used in the manufacture of our products, including aluminum, copper, steel and stainless steel (nickel).  Even with this expanded supply base, we are exposed to the risk of suppliers of certain raw materials not being able or willing to meet strong customer demand, as they may not increase their output capacity as quickly as customers increase their orders, the impact of trade laws and tariffs, and increased prices being charged by raw material suppliers.

We also purchase parts from suppliers that use our tooling to create the parts.  In most instances, and for financial reasons, we do not have duplicate tooling for the manufacture of the purchased parts.  As a result, we are exposed to the risk of a supplier being unable to provide the quantity or quality of parts that we require.  Even in situations where suppliers are manufacturing parts without the use of our tooling, we face the challenge of obtaining consistently high-quality parts from suppliers that are financially stable.  We utilize a supplier risk management program that leverages internal and third-party tools to identify and mitigate higher-risk supplier situations.

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2022, 29 percent of our trade accounts receivable was concentrated with our top ten customers.  These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, commercial air conditioning, and refrigeration markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the COVID-19 pandemic.
 We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2022;

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

In addition, we are exposed to risks associated with price reduction pressure applied by OEM customers.  If contractual price downs are unavoidable, we contemplate them in our overall strategy and adjust pricing as necessary to provide profit margins that are acceptable to us.

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world, such as that caused by geopolitical uncertainly or pandemics, or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating in diverse markets, including the commercial, industrial, and building HVAC&R and commercial vehicle, off-highway, and automotive and light vehicle markets.

Considering our global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes, sanctions, and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.  We pursue new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to electric vehicles, data centers, indoor air quality, and aftermarket coatings.  Our investments in these areas are subject to the risks associated with technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

Hedging and Foreign Currency Forward Contracts

We use derivative financial instruments as a tool to manage certain financial risks.  We prohibit the use of leveraged derivatives.

Commodity Derivatives
From time to time, we enter into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices of these commodities.  In fiscal 2022 and 2021, we designated certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses within cost of sales as the underlying inventory is sold.  In fiscal 2022, 2021, and 2020, net gains and losses recognized in cost of sales related to commodity forward contracts were approximately $1 million or less in each year.

Foreign Currency Forward Contracts
We use derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  We have designated certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  In fiscal 2022, 2021, and 2020, net gains and losses recognized in sales and cost of sales related to foreign currency forward contracts were less than $1 million in each year.  We have not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these non-designated foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty Risks
We manage counterparty risks by ensuring that counterparties to derivative instruments maintain credit ratings acceptable to us.  At March 31, 2022, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2022, 2021 and 2020
(In millions, except per share amounts)

	2022	2021	2020
Net sales	$2,050.1	$1,808.4	$1,975.5
Cost of sales	1,740.8	1,515.0	1,668.0
Gross profit	309.3	293.4	307.5
Selling, general and administrative expenses	215.1	210.9	249.6
Restructuring expenses	24.1	13.4	12.2
Impairment charges (reversals) – net	(55.7)	166.8	8.6
Loss (gain) on sale of assets	6.6	-	(0.8)
Operating income (loss)	119.2	(97.7)	37.9
Interest expense	(15.6)	(19.4)	(22.7)
Other expense – net	(2.1)	(2.2)	(4.8)
Earnings (loss) before income taxes	101.5	(119.3)	10.4
Provision for income taxes	(15.2)	(90.2)	(12.4)
Net earnings (loss)	86.3	(209.5)	(2.0)
Net earnings attributable to noncontrolling interest	(1.1)	(1.2)	(0.2)
Net earnings (loss) attributable to Modine	$85.2	$(210.7)	$(2.2)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$1.64	$(4.11)	$(0.04)
Diluted	$1.62	$(4.11)	$(0.04)

Weighted-average shares outstanding:
Basic	52.0	51.3	50.8
Diluted	52.5	51.3	50.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Net earnings (loss)	$86.3	$(209.5)	$(2.0)
Other comprehensive income (loss):
Foreign currency translation	(8.3)	30.9	(19.2)
Defined benefit plans, net of income taxes of $0, $10.4 and ($8.3) million	19.7	30.1	(24.6)
Cash flow hedges, net of income taxes of $0, $0.6 and ($0.5) million	0.1	1.6	(1.5)
Total other comprehensive income (loss)	11.5	62.6	(45.3)

Comprehensive income (loss)	97.8	(146.9)	(47.3)
Comprehensive (income) loss attributable to noncontrolling interest	(0.9)	(1.7)	0.2
Comprehensive income (loss) attributable to Modine	$96.9	$(148.6)	$(47.1)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2022 and 2021
(In millions, except per share amounts)

	2022	2021
ASSETS
Cash and cash equivalents	$45.2	$37.8
Trade accounts receivable – net	367.5	267.9
Inventories	281.2	195.6
Assets held for sale	-	107.6
Other current assets	63.7	35.9
Total current assets	757.6	644.8
Property, plant and equipment – net	315.4	269.9
Intangible assets – net	90.3	100.6
Goodwill	168.1	170.7
Deferred income taxes	27.2	24.5
Other noncurrent assets	68.4	66.2
Total assets	$1,427.0	$1,276.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.7	$1.4
Long-term debt – current portion	21.7	21.9
Accounts payable	325.8	233.9
Accrued compensation and employee benefits	85.1	66.5
Liabilities held for sale	-	103.3
Other current liabilities	54.2	42.2
Total current liabilities	494.5	469.2
Long-term debt	348.4	311.2
Deferred income taxes	5.9	5.9
Pensions	47.2	58.6
Other noncurrent liabilities	72.9	75.7
Total liabilities	968.9	920.6
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.8 million and 54.3 million shares	34.2	33.9
Additional paid-in capital	261.6	255.0
Retained earnings	344.4	259.2
Accumulated other comprehensive loss	(149.5)	(161.2)
Treasury stock, at cost, 2.8 million and 2.7 million shares	(40.0)	(38.2)
Total Modine shareholders’ equity	450.7	348.7
Noncontrolling interest	7.4	7.4
Total equity	458.1	356.1
Total liabilities and equity	$1,427.0	$1,276.7

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$86.3	$(209.5)	$(2.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	54.8	68.6	77.1
Impairment charges (reversals) – net	(55.7)	166.8	8.6
Loss (gain) on sale of assets	6.6	-	(0.8)
Stock-based compensation expense	5.7	6.3	6.6
Deferred income taxes	(3.8)	67.9	1.0
Other – net	3.1	6.3	5.6
Changes in operating assets and liabilities:
Trade accounts receivable	(55.6)	(17.1)	36.6
Inventories	(70.7)	(5.0)	(12.0)
Accounts payable	55.1	44.0	(37.7)
Accrued compensation and employee benefits	9.8	15.7	(15.2)
Other assets	(2.4)	27.5	14.7
Other liabilities	(21.7)	(21.7)	(24.6)
Net cash provided by operating activities	11.5	149.8	57.9

Cash flows from investing activities:
Expenditures for property, plant and equipment	(40.3)	(32.7)	(71.3)
Proceeds from (payments for) dispositions of assets	(7.6)	0.7	6.2
Disbursements for loan origination (see Note 1)	(4.7)	-	-
Proceeds from maturities of short-term investments	3.6	3.4	4.1
Purchases of short-term investments	(3.9)	(3.6)	(3.3)
Proceeds from sale of investment in affiliate (see Note 1)	-	-	3.8
Other – net	1.9	0.9	-
Net cash used for investing activities	(51.0)	(31.3)	(60.5)

Cash flows from financing activities:
Borrowings of debt	351.8	32.7	672.0
Repayments of debt	(306.7)	(183.6)	(630.3)
Borrowings (repayments) on bank overdraft facilities – net	(4.3)	3.6	1.2
Dividend paid to noncontrolling interest	(0.9)	-	(1.3)
Financing fees paid	(0.2)	(0.8)	(2.8)
Purchase of treasury stock under share repurchase program	-	-	(2.4)
Other – net	(0.5)	3.0	(3.1)
Net cash provided by (used for) financing activities	39.2	(145.1)	33.3

Effect of exchange rate changes on cash	(0.4)	1.4	(1.6)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash held for sale	(0.7)	(25.2)	29.1
Cash, cash equivalents, restricted cash and cash held for sale – beginning of year	46.1	71.3	42.2
Cash, cash equivalents, restricted cash and cash held for sale – end of year	$45.4	$46.1	$71.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2022, 2021 and 2020
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net (loss) earnings	-	-	-	(2.2)	-	-	0.2	(2.0)
Other comprehensive loss	-	-	-	-	(44.9)	-	(0.4)	(45.3)
Stock options and awards	0.6	0.3	(0.1)	-	-	-	-	0.2
Purchase of treasury stock	-	-	-	-	-	(5.7)	-	(5.7)
Stock-based compensation expense	-	-	6.6	-	-	-	-	6.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Balance, March 31, 2020	53.4	33.3	245.1	469.9	(223.3)	(37.1)	5.7	493.6
Net (loss) earnings	-	-	-	(210.7)	-	-	1.2	(209.5)
Other comprehensive income	-	-	-	-	62.1	-	0.5	62.6
Stock options and awards	0.9	0.6	3.6	-	-	-	-	4.2
Purchase of treasury stock	-	-	-	-	-	(1.1)	-	(1.1)
Stock-based compensation expense	-	-	6.3	-	-	-	-	6.3
Balance, March 31, 2021	54.3	33.9	255.0	259.2	(161.2)	(38.2)	7.4	356.1
Net earnings	-	-	-	85.2	-	-	1.1	86.3
Other comprehensive income (loss)	-	-	-	-	11.7	-	(0.2)	11.5
Stock options and awards	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(1.8)	-	(1.8)
Stock-based compensation expense	-	-	5.7	-	-	-	-	5.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1

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

Disposition of Air-cooled Automotive Business in Fiscal 2022
On April 30, 2021, the Company sold its air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to its pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.  Later in fiscal 2022, the Company paid the buyer $2.4 million upon the finalization of a purchase price adjustment for net working capital and certain other items.  Prior to the disposition, the Company reported the financial results of this business within the Automotive segment.  See Note 2 for information regarding the accounting for this business while it was held for sale.  Net sales of the air-cooled automotive business were $63.0 million and $93.0 million in fiscal 2021 and 2020, respectively.

In connection with the sale of the air-cooled automotive business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  Borrowings under the agreement currently bear interest at 2.6 percent.  During fiscal 2022, the Company disbursed €4.0 million ($4.7 million) to the buyer under this facility.  The Company recorded the loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date.

Disposition of Previously-Closed Facility in Fiscal 2022
During fiscal 2022, the Company sold a previously-closed manufacturing facility in the U.S. and received net cash proceeds of $0.7 million.  As a result of the sale, the Company recorded an impairment charge of $0.3 million within the Commercial and Industrial Solutions (“CIS”) segment to write down the property to fair value less costs to sell.

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

Sale of Facility in Germany in Fiscal 2020
During fiscal 2020, the Company completed the sale of a previously-closed manufacturing facility in Germany for a selling price of $6.0 million.  As a result of this transaction, the Company recorded a gain of $0.8 million within the Automotive segment.  The Company reported this gain within the gain on sale of assets line on the consolidated statements of operations.

Sale of Nikkei Heat Exchanger Company, Ltd. (“NEX”) in Fiscal 2020
During fiscal 2020, the Company completed the sale of its 50 percent ownership interest in NEX for a selling price of $3.8 million.  As a result of this sale, the Company recorded a gain of $0.1 million, which included the write-off of accumulated foreign currency translation gains of $0.6 million, within other income and expense on the consolidated statements of operations.  Prior to its sale, the Company accounted for its investment in NEX using the equity method and reported its equity in earnings from NEX within other income and expense in the consolidated statements of operations.  The Company’s share of NEX’s earnings for fiscal 2020 was $0.1 million.

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

Trade Accounts Receivable
The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable.  The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate.  At March 31, 2022 and 2021, the allowance for credit losses was $1.7 million and $1.3 million, respectively.  The changes to the Company’s allowance for credit losses during fiscal 2022 and 2021 were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During fiscal 2022, 2021, and 2020, the Company sold $126.4 million, $88.7 million, and $75.4 million, respectively, of accounts receivable to accelerate cash receipts.  During fiscal 2022, 2021, and 2020, the Company recorded costs totaling $0.3 million, $0.2 million, and $0.5 million, respectively, related to selling accounts receivable in the consolidated statements of operations.

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

Tooling
The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2022 and 2021, Company-owned tooling totaled $18.3 million and $14.1 million, respectively.

In certain instances, tooling is owned by the customer.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2022 and 2021, customer-owned tooling receivables totaled $12.3 million and $8.1 million, respectively.  For the March 31, 2021 consolidated balance sheet, $5.6 million of the $8.1 million was included within assets held for sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Stock-based Compensation
The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant and is recognized as expense over the respective vesting periods.  See Note 5 for additional information.

Research and Development
The Company expenses research and development costs as incurred within SG&A expenses.  During fiscal 2022, 2021, and 2020, research and development costs totaled $50.3 million, $46.3 million, and $59.5 million, respectively.

Translation of Foreign Currencies
The Company translates assets and liabilities of foreign subsidiaries and equity investments into U.S. dollars at the period-end exchange rates and translates income and expense items at the monthly average exchange rate for the period in which the transactions occur.  The Company reports resulting translation adjustments within accumulated other comprehensive income (loss) within shareholders’ equity.  The Company includes foreign currency transaction gains or losses in the statement of operations within other income and expense.

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

Short-term Investments
The Company invests in time deposits with original maturities of more than three months but not more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  At both March 31, 2022 and 2021, the Company’s short-term investments totaled $3.7 million.

Inventories
The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, Plant and Equipment
The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets.  The Company expenses maintenance and repair costs as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.  Capital expenditures of $9.0 million, $7.9 million, and $8.7 million were accrued at March 31, 2022, 2021 and 2020, respectively.  At March 31, 2021, $2.7 million of the $7.9 million was included within liabilities held for sale on the consolidated balance sheet.  All of the other accrued capital expenditure amounts were presented within accounts payable.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Leases
The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings.  The Company also leases manufacturing and IT equipment and vehicles.  The Company recognizes right-of-use (“ROU”) assets and lease liabilities at the lease commencement date, based upon the present value of lease payments over the lease term.  See Note 16 for additional information.

Goodwill
The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2022 and determined the fair value of each of its reporting units exceeded the respective book value.  See Note 14 for additional information.

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

Assets Held for Sale
The Company classifies an asset as held for sale when (i) management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the sale have been initiated; (iv) the sale of the asset is expected to be completed within one year; and (v) it is unlikely that significant changes will be made to the plan.  Upon classification as held for sale, the Company records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell.  In addition, the Company ceases to record depreciation for assets held for sale.  See Note 2 for additional information.

Deferred Compensation Trusts
The Company maintains deferred compensation trusts to fund future obligations under its non-qualified deferred compensation plans.  The trusts’ investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets.

Self-insurance Reserves
The Company retains a portion of the financial risk for certain insurance coverage, including property, general liability, workers compensation, and employee healthcare, and therefore maintains reserves that estimate the impact of unreported and under-reported claims that fall below various stop-loss limits and deductibles under its insurance policies.  The Company maintains reserves for the estimated settlement cost of known claims, as well as estimates of incurred but not reported claims.  The Company charges costs of claims, including the impact of changes in reserves due to claim experience and severity, to cost of sales or SG&A expenses.  The Company reviews and updates the amount of its insurance-related reserves on a quarterly basis.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Supplemental Cash Flow Information

	Years ended March 31,
	2022	2021	2020
Interest paid	$14.1	$17.9	$21.4
Income taxes paid	21.8	19.7	18.8

See Note 16 for supplemental cash flow information related to the Company’s leases.

New Accounting Guidance Adopted in Fiscal 2022

Income Tax Simplification
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance designed to simplify the accounting for income taxes.  The new guidance eliminated certain exceptions related to the approach for intraperiod tax allocations and the methodology for deferred tax liabilities.  The Company adopted this guidance as of April 1, 2021.  The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Guidance Adopted in Fiscal 2021

Credit Losses
In June 2016, the FASB issued new guidance related to the accounting for credit losses for certain financial assets, including trade accounts receivable and contract assets.  The new guidance modified the credit loss model to measure and recognize credit losses based upon expected losses rather than incurred losses.  The Company adopted this guidance as of April 1, 2020.  The adoption did not have a material impact on the Company’s consolidated balance sheets, statements of operations or statements of cash flows.

New Accounting Guidance Adopted in Fiscal 2020

Leases
In February 2016, the FASB issued comprehensive lease accounting guidance that requires balance sheet recognition for most leases.  The Company adopted this guidance in fiscal 2020 and recognized ROU assets and lease liabilities for operating leases on its consolidated balance sheet.  As a result of adopting the new guidance, there was not a significant impact on the Company’s accounting for its previously-recorded capital leases, which are now classified as finance leases.  In addition, there was no impact to retained earnings and the adoption of the new guidance did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.  See Note 16 for information regarding the Company’s leases.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance related to the accounting for certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from tax reform legislation that was enacted in the U.S. in December 2017.  This guidance provided companies the option to reclassify stranded income tax effects to retained earnings.  The Company adopted this guidance in fiscal 2020 and chose not to reclassify stranded income tax effects; therefore, there was no impact to the Company’s consolidated financial statements.

Note 2:  Assets Held for Sale

On November 2, 2020, the Company signed a definitive agreement to sell its liquid-cooled automotive business to Dana Incorporated (“Dana”).  Beginning at that time, the Company classified this business as held for sale and ceased recording depreciation expense for its long-lived assets. On October 25, 2021, the Company announced that it agreed with Dana to terminate the sale agreement.  Both companies had been actively engaged in the regulatory review process in Germany for many months and agreed that it was no longer in the best interest of either party to pursue the sale transaction further.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
In connection with the termination of the sale agreement, the Company determined that the liquid-cooled automotive business no longer met the requirements to be classified as held for sale.  As a result, the Company remeasured the long-lived assets reverting back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell and reversed $57.2 million of held for sale impairment charges during the third quarter of fiscal 2022.  The long-lived assets primarily consisted of property, plant and equipment assets and were fully impaired while classified as held for sale.  For purposes of the remeasurement, the Company engaged third-party valuation specialists to assist in estimating the fair values of the assets.  The Company primarily used the market and cost valuation approaches and utilized third-party information from various industry-accepted sources, including applicable government-published statistics and data from appraisal and resale service providers.  The market approach focused on prices for comparable assets in arm’s length transactions.  For land and building assets, for example, sales of similar properties near the Company’s facilities were analyzed.  For machinery and equipment assets, the Company referenced available third-party information regarding the selling prices of similar equipment.  The cost approach focused on the amount for which an asset could be replaced or reproduced.  The cost of an asset was then adjusted downward based on various factors including, but not limited to, age, location, and physical condition.  After estimating the fair values of the assets reverting back to held and used classification, the Company compared the fair value for each asset to its carrying value.  Carrying value represented each asset’s carrying value before the initial impairment charge, reduced for depreciation that would have been recorded if the asset had not been classified as held for sale.  The Company then adjusted each asset to the lower of fair value or carrying value, resulting in the reversal of $57.2 million of previous impairment charges.  In addition, the Company resumed depreciating the property, plant and equipment assets of the liquid-cooled automotive business based on the remeasured asset values during the third quarter of fiscal 2022.

The $57.2 million held for sale impairment reversal during the third quarter of fiscal 2022 was partially offset by $1.2 million of net held for sale impairment charges recorded earlier in fiscal 2022. At both June 30, 2021 and September 30, 2021, while the liquid-cooled automotive business was held for sale, the Company reassessed its fair value less costs to sell.  As a result of these evaluations, the Company recorded a total of $8.6 million of impairment charges during the first and second quarters of fiscal 2022.  These impairment charges reduced the net carrying value of property, plant and equipment additions during each quarter to zero.  In addition, in connection with a modification of the sale perimeter in the first quarter of fiscal 2022, the Company determined that certain manufacturing operations no longer met the requirements to be classified as held for sale.  As a result, the Company reversed $7.4 million of previous impairment charges to adjust the long-lived assets within the asset groups impacted by the sale perimeter change to their estimated fair value.  The Company’s determination of fair value for the long-lived assets within the businesses impacted by the sale perimeter change in the first quarter involved judgement and the use of significant estimates and assumptions, including assumptions regarding future revenue projections and operating profit margins and risk-adjusted discount rates.

When the liquid-cooled automotive business was initially classified as held for sale during the third quarter of fiscal 2021, the Company assessed the disposal group’s fair value less costs to sell and reduced the net carrying value of the disposal group’s long-lived assets to zero. During fiscal 2021, the Company recorded impairment charges totaling $138.3 million related to the long-lived assets within the liquid-cooled automotive business.

Also during fiscal 2021, the Company signed a definitive agreement to sell its air-cooled automotive business to Schmid Metall GmbH.  Upon classification as held for sale, the Company estimated an implied loss in excess of the carrying value of the disposal group’s long-lived assets, which primarily consisted of property, plant and equipment assets.  As a result, the Company recorded a $26.8 million impairment charge related to the air-cooled automotive business, reducing the carrying value of the disposal group’s long-lived assets to zero.  In addition, the Company recorded an impairment charge of $1.7 million related to other equipment within the Automotive segment.  See Note 1 for additional information regarding the accounting for the sale of the air-cooled automotive business, which was completed in fiscal 2022.

The Company reported the impairment charges and reversals during fiscal 2022 and 2021 within the impairment charges (reversals) line on the consolidated statements of operations

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Assets and Liabilities Held for Sale
As of March 31, 2021, the Company presented the assets and liabilities of the liquid- and air-cooled automotive businesses as held for sale.  The major classes of assets and liabilities held for sale were as follows:

March 31, 2021
ASSETS
Cash and cash equivalents	$8.0
Trade accounts receivables – net	54.4
Inventories	24.7
Other current assets	12.8
Property, plant and equipment – net	164.0
Other noncurrent assets	8.8
Impairment of carrying value	(165.1)
Total assets held for sale	$107.6

LIABILITIES
Short-term debt	$5.0
Accounts payable	46.3
Accrued compensation and employee benefits	15.5
Other current liabilities	12.2
Pensions	17.8
Other noncurrent liabilities	6.5
Total liabilities held for sale	$103.3

Note 3:  Revenue Recognition

The Company generates revenue from selling innovative thermal management products and solutions to diversified global markets and customers.  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms.  The Company records an allowance for credit losses and accrues for estimated warranty costs at the time of sale.  These estimates are based upon historical experience, current business trends, and current economic conditions.  The Company accounts for shipping and handling activities as fulfilment costs rather than separate performance obligations and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales.  The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days.  As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price.  The Company has not disclosed the value of unsatisfied performance obligations because the revenue associated with customer contracts for which the original expected performance period is greater than one year is immaterial.

The following is a description of the Company’s principal revenue-generating activities:

Building HVAC Systems (“BHVAC”)
The BHVAC segment principally generates revenue from providing a variety of heating, ventilating, and air conditioning products, primarily for commercial buildings and data centers in North America and Europe, as well as the Middle East.

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

Ventilation and air conditioning products are highly-specified to a customer’s needs; the majority of the underlying sales contracts do not provide the Company with an enforceable right to payment for performance completed to date.  As a result, the BHVAC segment recognizes revenue for the majority of its products at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.  For sales to customers whose contract cancellation terms provide an enforceable right to payment, the BHVAC segment recognizes revenue over time based upon its estimated progress towards satisfaction of the performance obligations.  The segment measures progress by evaluating the production status towards completion of ordered products not yet shipped to its customers.

Commercial and Industrial Solutions (“CIS”)
The CIS segment principally generates revenue from providing thermal management products, including customized coils and coolers, to the heating, ventilating, air conditioning, and refrigeration markets in North America, Europe, and Asia. In addition, the segment applies corrosion protection solutions, which are referred to as coatings, to heat-transfer equipment.

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

Heavy Duty Equipment (“HDE”) and Automotive
The HDE and Automotive segments principally generate revenue from providing engineered heat transfer systems and components for use in on- and off-highway original equipment. These segments provide powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, EGR coolers, and fuel coolers, to OEMs in the commercial vehicle, off-highway and automotive and light vehicle markets in the Americas, Europe, and Asia regions. In addition, the segments design customer-owned tooling for OEMs. The HDE segment also serves Brazil’s commercial vehicle and automotive aftermarkets.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Disaggregation of Revenue
The tables below present revenue for each of the Company’s business segments, BHVAC, CIS, HDE, and Automotive.  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition and includes inter-segment sales.

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment; see Note 22 for additional information regarding the Company’s operating segments.  In connection with this segment realignment, the Company also reassessed end market classifications within the impacted businesses.  The primary end market revenue information presented in the tables below for fiscal 2021 and 2020 has been recast to conform to the Company’s new classifications for its end markets.

	Year ended March 31, 2022
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$238.0	$546.6	$-	$-	$784.6
Data center cooling	96.6	-	-	-	96.6
Industrial cooling	-	69.8	-	-	69.8
Commercial vehicle	-	-	319.7	14.5	334.2
Off-highway	-	-	331.9	4.7	336.6
Automotive and light vehicle	-	-	84.0	286.0	370.0
Other	2.0	11.1	88.9	8.1	110.1
Net sales	$336.6	$627.5	$824.5	$313.3	$2,101.9

Geographic location:
Americas	$187.6	$336.9	$511.6	$38.2	$1,074.3
Europe	149.0	262.7	156.3	220.5	788.5
Asia	-	27.9	156.6	54.6	239.1
Net sales	$336.6	$627.5	$824.5	$313.3	$2,101.9

Timing of revenue recognition:
Products transferred at a point in time	$318.0	$580.9	$789.8	$313.3	$2,002.0
Products transferred over time	18.6	46.6	34.7	-	99.9
Net sales	$336.6	$627.5	$824.5	$313.3	$2,101.9

	Year ended March 31, 2021
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$197.5	$429.8	$-	$-	$627.3
Data center cooling	64.5	-	-	-	64.5
Industrial cooling	-	72.1	-	-	72.1
Commercial vehicle	-	-	250.4	14.4	264.8
Off-highway	-	-	260.7	3.4	264.1
Automotive and light vehicle	-	-	97.9	357.8	455.7
Other	1.2	10.5	73.1	22.7	107.5
Net sales	$263.2	$512.4	$682.1	$398.3	$1,856.0

Geographic location:
Americas	$144.2	$268.7	$388.2	$51.0	$852.1
Europe	119.0	199.2	133.2	282.0	733.4
Asia	-	44.5	160.7	65.3	270.5
Net sales	$263.2	$512.4	$682.1	$398.3	$1,856.0

Timing of revenue recognition:
Products transferred at a point in time	$257.4	$472.5	$655.2	$398.3	$1,783.4
Products transferred over time	5.8	39.9	26.9	-	72.6
Net sales	$263.2	$512.4	$682.1	$398.3	$1,856.0

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2020
	BHVAC	CIS	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$197.5	$462.9	$-	$-	$660.4
Data center cooling	106.9	-	-	-	106.9
Industrial cooling	-	66.7	-	-	66.7
Commercial vehicle	-	-	302.1	21.6	323.7
Off-highway	-	-	240.8	13.1	253.9
Automotive and light vehicle	-	-	108.4	400.4	508.8
Other	2.1	11.5	94.6	9.8	118.0
Net sales	$306.5	$541.1	$745.9	$444.9	$2,038.4

Geographic location:
Americas	$175.8	$309.2	$484.5	$70.3	$1,039.8
Europe	130.7	186.5	141.2	321.0	779.4
Asia	-	45.4	120.2	53.6	219.2
Net sales	$306.5	$541.1	$745.9	$444.9	$2,038.4

Timing of revenue recognition:
Products transferred at a point in time	$240.4	$501.5	$715.1	$444.9	$1,901.9
Products transferred over time	66.1	39.6	30.8	-	136.5
Net sales	$306.5	$541.1	$745.9	$444.9	$2,038.4

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2022	March 31, 2021
Contract assets	$26.8	$5.7
Contract liabilities	11.8	5.6

At March 31, 2021, $7.1 million and $2.9 million of contract assets and contract liabilities, respectively, were classified as held for sale and excluded from the amounts above.  See Note 2 for additional information.

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $21.1 million increase in contract assets during fiscal 2022 primarily resulted from an increase in contract assets for revenue recognized over time and the reclassification of contract assets previously held for sale.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $6.2 million increase in contract liabilities during fiscal 2022 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations and the reclassification of contract liabilities previously held for sale.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2022 and 2021, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $2.9 million and $2.8 million, respectively.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2022
	Level 1	Level 2	Total

Money market investments	$-	$2.2	$2.2
Fixed income securities	-	9.1	9.1
Pooled equity funds	40.4	-	40.4
U.S. government and agency securities	-	11.8	11.8
Other	0.1	1.4	1.5
Fair value excluding investments measured at net asset value	40.5	24.5	65.0
Investments measured at net asset value			114.9
Total fair value			$179.9

	March 31, 2021
	Level 1	Level 2	Total

Money market investments	$-	$2.5	$2.5
Fixed income securities	-	8.9	8.9
Pooled equity funds	37.3	-	37.3
U.S. government and agency securities	-	14.5	14.5
Other	0.1	1.0	1.1
Fair value excluding investment measured at net asset value	37.4	26.9	64.3
Investments measured at net asset value			119.0
Total fair value			$183.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2022 and 2021, the Company held no Level 3 assets within its pension plans.

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

Note 5:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”) for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2022 were issued under the Company’s 2020 Incentive Compensation Plan.  In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants in fiscal 2022 and 2021.  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2022, approximately 1.3 million shares authorized under the 2020 Incentive Compensation Plan remain available for future grants.  Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $5.7 million, $6.3 million, and $6.6 million in fiscal 2022, 2021, and 2020, respectively.

Stock Options
The Company recorded $1.1 million, $0.9 million, and $1.3 million of compensation expense related to stock options in fiscal 2022, 2021, and 2020, respectively.  The fair value of stock options that vested during fiscal 2022, 2021, and 2020, was $0.9 million, $1.3 million, and $1.2 million, respectively.  As of March 31, 2022, the total compensation expense not yet recognized related to non-vested stock options was $2.0 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.7 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2022	2021	2020
Fair value of options	$8.79	$3.46	$5.56
Expected life of awards in years	6.1	6.1	6.3
Risk-free interest rate	1.1%	0.4%	2.2%
Expected volatility of the Company’s stock	56.5%	54.1%	39.2%
Expected dividend yield on the Company’s stock	0.0%	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant.  The risk-free interest rate was based upon yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based upon changes in the Company’s historical common stock prices over the same time period as the expected life of the awards.  The expected dividend yield is zero, as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based upon historical patterns and the terms of the options.  Based upon the terms of the annual awards, outstanding stock options vest 25 percent per year for four years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
A summary of stock option activity for fiscal 2022 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning of year	1.1	$11.63
Granted	0.2	16.64
Exercised	(0.1)	13.72
Forfeited or expired	(0.2)	13.51
Outstanding, end of year	1.0	$12.12	6.8	$0.7

Exercisable, March 31, 2022	0.5	$12.47	5.1	$0.2

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2022 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2022	2021	2020
Intrinsic value of stock options exercised	$0.1	$1.4	$0.1
Proceeds from stock options exercised	1.4	4.1	0.1

Restricted Stock
The Company recorded $5.0 million, $4.3 million, and $4.5 million of compensation expense related to restricted stock in fiscal 2022, 2021, and 2020, respectively.  The fair value of restricted stock awards that vested during fiscal 2022, 2021, and 2020 was $4.4 million, $4.5 million, and $4.4 million, respectively.  At March 31, 2022, the Company had $6.0 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.4 years. The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  Based upon the terms of the annual awards, outstanding restricted stock awards vest 25 percent per year for four years.  Restricted stock awards to non-employee directors were fully vested at the time of grant.

A summary of restricted stock activity for fiscal 2022 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning of year	0.7	$10.05
Granted	0.4	15.13
Vested	(0.3)	12.05
Forfeited	(0.1)	12.44
Non-vested balance, end of year	0.7	$11.61

Restricted Stock – Performance-Based Shares
The Company granted performance-based cash awards in fiscal 2022 and 2021 in lieu of performance-based stock awards.  For performance-based stock awards, the Company values the awards using the closing market price of its common shares on the date of grant.  In fiscal 2022, the Company recorded a $0.4 million benefit related to the performance-based stock awards granted in fiscal 2020.  The payout earned for the fiscal 2020 awards was less than previously estimated.  In fiscal 2021 and 2020, the Company recorded $ 1.1 million and $0.8 million of compensation expense related to performance-based stock awards, respectively.  At March 31, 2022, the performance period associated with the most recent performance-based stock awards granted in fiscal 2020 was complete; therefore, there was no unrecognized compensation expense remaining.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The payouts earned under the performance portion of the restricted stock award program are based upon the attainment of certain financial goals over a three-year period and are paid after the end of that three-year performance period, if the performance targets have been achieved.  The performance metrics for the performance-based stock awards granted in fiscal 2020 and the performance-based cash awards granted in fiscal 2021 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.  The performance metrics for the performance-based cash awards granted in fiscal 2022 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period ending March 31, 2024.

Note 6:  Restructuring Activities

During fiscal 2022,  the Company committed to restructuring actions intended to reduce SG&A and operational expenses, particularly within the Automotive segment.  During fiscal 2022, the Company recorded $22.1 million of severance expenses, most of which related to the recently-announced restructuring program.  The majority of the severance expenses, $19.9 million, were recorded in the Automotive segment and primarily relate to targeted headcount reductions in Europe.  In addition, the Company implemented targeted headcount reductions in the CIS, HDE, and BHVAC segments.  Also in fiscal 2022, the Company incurred equipment transfer costs within the HDE segment.

During fiscal 2021 and 2020, restructuring actions consisted primarily of targeted headcount reductions and plant consolidation activities.  The headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment and supported the Company’s objective of reducing operational and SG&A cost structures.  During fiscal 2021, the Company transferred production from its manufacturing facility in Zhongshan, China to another CIS segment manufacturing facility in China.  As a result of this plant consolidation, the Company recorded $3.7 million of severance expenses during fiscal 2021.  Other plant consolidation activities in fiscal 2021 and 2020 included transferring product lines to the Company’s CIS manufacturing facility in Mexico.

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2022	2021	2020
Employee severance and related benefits	$22.1	$11.7	$10.2
Other restructuring and repositioning expenses	2.0	1.7	2.0
Total	$24.1	$13.4	$12.2

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2022	2021
Beginning balance	$4.0	$5.0
Additions	22.1	11.7
Payments	(5.7)	(10.5)
Reclassified from (to) held for sale	0.4	(2.5)
Effect of exchange rate changes	(0.6)	0.3
Ending balance	$20.2	$4.0

During fiscal 2022 and 2021, the Company recorded $56.0 million of net asset impairment reversals and $166.8 million of impairment charges, respectively, within its Automotive segment.  See Note 2 for additional information.

Also during fiscal 2022, the Company recorded an impairment charge of $0.3 million to reduce the carrying value of a previously closed CIS facility to its estimated fair value, less costs to sell.

During fiscal 2020, the Company recorded asset impairment charges totaling $7.5 million within its Automotive segment to write down property and equipment assets in Austria and Germany to estimated fair value.  Also during fiscal 2020, the Company recorded a $0.6 million impairment charge to reduce the carrying value of a previously-closed CIS Austrian facility to its estimated fair value, less costs to sell.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2022	2021	2020
Interest income	$0.4	$0.5	$0.4
Foreign currency transactions (a)	(1.4)	0.6	(2.4)
Net periodic benefit cost (b)	(1.1)	(3.3)	(3.0)
Equity in earnings of non-consolidated affiliate (c)	-	-	0.2
Total other expense - net	$(2.1)	$(2.2)	$(4.8)

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

Note 8:  Income Taxes

The U.S. and foreign components of earnings or loss before income taxes and the provision for income taxes consisted of the following:

	Years ended March 31,
	2022	2021	2020
Components of earnings (loss) before income taxes:
United States	$0.4	$(48.7)	$(26.1)
Foreign	101.1	(70.6)	36.5
Total earnings (loss) before income taxes	$101.5	$(119.3)	$10.4

Income tax provision (benefit):
Federal:
Current	$0.1	$(0.1)	$(3.4)
Deferred	-	58.3	(1.7)
State:
Current	1.1	0.4	(0.1)
Deferred	-	9.2	(2.3)
Foreign:
Current	17.8	22.0	14.9
Deferred	(3.8)	0.4	5.0
Total income tax provision	$15.2	$90.2	$12.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2022	2021	2020
Statutory federal tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.4	0.9	(12.0)
Taxes on non-U.S. earnings and losses	3.5	(9.1)	32.9
Valuation allowances	(8.8)	(92.9)	156.9
Tax credits	(3.4)	2.2	(36.7)
Compensation	0.6	(1.3)	4.0
Tax rate or law changes	0.6	(0.2)	3.6
Uncertain tax positions, net of settlements	(0.2)	0.1	(37.9)
Notional interest deductions	(2.7)	1.3	(12.5)
Dividends and taxable foreign inclusions	1.6	3.0	(11.0)
Other	1.4	(0.6)	10.9
Effective tax rate	15.0%	(75.6%)	119.2%

The effective tax rates in both fiscal 2022 and 2021 were significantly impacted by impairment charges or reversals, largely related to the liquid-cooled automotive business, and income tax charges or benefits related to valuation allowances.  See Note 2 for information regarding the impairment charges and reversals.  The income tax benefits associated with the fiscal 2021 impairment charges totaled $24.4 million and $13.3 million in the U.S. and in certain foreign jurisdictions, respectively.  The income tax charges or benefits related to valuation allowances are described below.

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

Based upon its analyses during fiscal 2022, the Company determined it was more likely than not that the deferred tax assets in certain foreign jurisdictions will be realized.  As a result, the Company reversed the valuation allowances related to these deferred tax assets and recorded income tax benefits totaling $13.0 million. The Company’s analyses included consideration of the transaction perimeter modification during the first quarter and the termination of the sale agreement during the third quarter for the liquid-cooled automotive business and the related impairment reversals.  Separately, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction would not be realized. As a result, the Company recorded an income tax charge of $1.6 million. Together, these fiscal 2022 valuation allowance adjustments resulted in a net income tax benefit of $11.4 million during fiscal 2022. In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $2.5 million.

Based upon its analyses during fiscal 2021, the Company determined it was more likely than not that its deferred tax assets in the U.S. and in certain foreign jurisdictions would not be realized. As a result, the Company recorded income tax charges totaling $116.5 million to increase the valuation allowances on deferred tax assets in the U.S. ($103.3 million) and in certain foreign jurisdictions ($13.2 million).  Of these income tax charges, the majority was recorded in the third quarter of fiscal 2021, which established a full valuation on the U.S. deferred tax assets. The Company’s analyses in the third quarter of fiscal 2021 included consideration of the impairment charges recorded for the liquid-cooled automotive business, which contributed to the Company entering into a three-year cumulative loss position in the U.S. and in certain foreign jurisdictions as of December 31, 2020. Also during fiscal 2021, the Company recorded a net increase of deferred tax asset valuation allowances totaling $22.0 million and recorded a $9.3 million income tax benefit resulting from allocation of the income tax provision between net earnings and other comprehensive income.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
During fiscal 2020, the Company recorded net income tax charges totaling $2.9 million as a result of legal entity restructuring completed in preparation of the potential sale of the liquid-cooled automotive business and a $1.4 million income tax benefit resulting from the recognition of a tax incentive in Italy.  Also in fiscal 2020, the Company changed its determination of whether it was more likely than not certain deferred tax assets in the U.S. and in a foreign jurisdiction would be realized and, as a result, adjusted the respective valuation allowances and recorded an income tax charge of $8.4 million and an income tax benefit of $1.3 million, respectively. In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $9.2 million and recorded a $4.5 million income tax benefit associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations and settlements.

At March 31, 2022, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $85.8 million and $26.4 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$0.8	$0.3
Inventories	6.5	4.5
Plant and equipment	19.9	7.5
Lease liabilities	13.5	14.0
Pension and employee benefits	27.5	24.0
Net operating and capital losses	53.9	52.7
Credit carryforwards	48.5	51.8
Other, principally accrued liabilities	13.5	8.9
Total gross deferred tax assets	184.1	163.7
Less: valuation allowances	(112.2)	(90.7)
Net deferred tax assets	71.9	73.0

Deferred tax liabilities:
Plant and equipment	8.6	9.8
Lease assets	13.2	13.8
Goodwill	4.9	5.1
Intangible assets	22.4	25.1
Other	1.5	0.6
Total gross deferred tax liabilities	50.6	54.4
Net deferred tax assets	$21.3	$18.6

At March 31, 2021, the net deferred tax assets presented in the table above excluded deferred tax assets and liabilities classified as held for sale. At March 31, 2021, the Company recorded a full valuation allowance for the net deferred tax assets of the held for sale businesses. At March 31, 2022, the table above includes the net deferred tax assets of the liquid-cooled automotive business, which is no longer classified as held for sale. See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Unrecognized tax benefits were as follows:

	Years ended March 31,
	2022	2021
Beginning balance	$9.6	$9.7
Gross increases - tax positions in prior period	0.1	0.1
Gross decreases - tax positions in prior period	(0.2)	(0.6)
Gross increases - tax positions in current period	1.0	0.9
Lapse of statute of limitations	(1.2)	(0.5)
Ending balance	$9.3	$9.6

The Company’s liability for unrecognized tax benefits as of March 31, 2022 was $9.3 million and, if recognized, $1.6 million would have an effective tax rate impact. The Company estimates a $0.4 million decrease in unrecognized tax benefits during fiscal 2023 due to lapses in statutes of limitations and settlements. If recognized, these reductions would not have a significant impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2022, 2021 and 2020, interest and penalties included within income tax expense in the consolidated statements of operations were not significant. At March 31, 2022 and 2021, accrued interest and penalties totaled $0.7 million and $0.6 million, respectively.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. At March 31, 2022, the Company was under income tax examination in a number of jurisdictions. The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2016 - Fiscal 2021
Italy	Fiscal 2016 - Fiscal 2021
United States	Fiscal 2019 - Fiscal 2021

At March 31, 2022, the Company had federal and state tax credits of $59.0 million that, if not utilized against U.S. taxes, will expire between fiscal 2023 and 2042. The Company also had state and local tax loss carryforwards totaling $136.4 million that, if not utilized against state apportioned taxable income, will expire between fiscal 2023 and 2042. In addition, the Company had tax loss and foreign attribute carryforwards totaling $255.8 million in various tax jurisdictions throughout the world. Carryforwards in the U.S. and in certain foreign jurisdictions are offset by valuation allowances. If not utilized against taxable income, $38.5 million of these carryforwards will expire between fiscal 2023 and 2034, and $217.3 million, mainly related to the U.S, Germany, Hungary and Italy, will not expire due to an unlimited carryforward period.

The Company’s practice and intention is to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, the Company has not recorded foreign withholding taxes or deferred income taxes for these earnings. The Company has estimated the net amount of unrecognized foreign withholding tax and deferred tax liabilities would total approximately $12.0 million if the accumulated foreign earnings were distributed; however, the actual tax cost would be dependent on circumstances existing when remittance occurs.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 9:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2022	2021	2020
Basic Earnings Per Share:
Net earnings (loss) attributable to Modine	$85.2	$(210.7)	$(2.2)

Weighted-average shares outstanding – basic	52.0	51.3	50.8

Net earnings (loss) per share – basic	$1.64	$(4.11)	$(0.04)

Diluted Earnings Per Share:
Net earnings (loss) attributable to Modine	$85.2	$(210.7)	$(2.2)

Weighted-average shares outstanding – basic	52.0	51.3	50.8
Effect of dilutive securities	0.5	-	-
Weighted-average shares outstanding – diluted	52.5	51.3	50.8

Net earnings (loss) per share – diluted	$1.62	$(4.11)	$(0.04)

For fiscal 2022, 2021 and 2020, the calculation of diluted earnings per share excluded 0.5 million, 1.0 million, and 1.1 million, stock options, respectively, because they were anti-dilutive. For fiscal 2022, 2021 and 2020, the calculation of diluted earnings per share excluded 0.2 million, 0.4 million, and 0.5 million restricted stock awards, respectively, because they were anti-dilutive. For fiscal 2021 and 2020, the total number of potentially-dilutive securities was 0.2 million and 0.3 million, respectively.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10:  Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2022	2021
Cash and cash equivalents	$45.2	$37.8
Restricted cash	0.2	0.1
Cash and restricted cash held for sale	-	8.2
Total cash, cash equivalents, restricted cash and cash held for sale	$45.4	$46.1

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 11:  Inventories

Inventories consisted of the following:

	March 31,
	2022	2021
Raw materials	$186.7	$117.1
Work in process	55.1	38.5
Finished goods	39.4	40.0
Total inventories	$281.2	$195.6

Inventories in the table above as of March 31, 2021 exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 12:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2022	2021
Land	$16.8	$16.4
Buildings and improvements (10-40 years)	264.6	203.5
Machinery and equipment (3-15 years)	869.4	623.2
Office equipment (3-10 years)	96.2	81.3
Construction in progress	31.2	19.0
	1,278.2	943.4
Less: accumulated depreciation	(962.8)	(673.5)
Net property, plant and equipment	$315.4	$269.9

Property, plant and equipment in the table above as of March 31, 2021 exclude amounts classified as held for sale.  See Note 2 for additional information.

Depreciation expense totaled $46.4 million, $60.1 million, and $68.2 million for fiscal 2022, 2021, and 2020, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses. For fiscal 2022, gains related to the disposal of property, plant and equipment totaled $0.1 million.  For fiscal 2021 and 2020, losses related to the disposal of property, plant and equipment totaled $0.7 million, and $0.6 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2022			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.2	$(20.1)	$41.1	$62.8	$(16.9)	$45.9
Trade names	50.8	(13.8)	37.0	51.5	(11.4)	40.1
Acquired technology	23.1	(10.9)	12.2	23.9	(9.3)	14.6
Total intangible assets	$135.1	$(44.8)	$90.3	$138.2	$(37.6)	$100.6

The Company recorded $8.4 million, $8.5 million, and $8.9 million of amortization expense during fiscal 2022, 2021, and 2020, respectively.  The Company estimates that it will record approximately $8.0 million of annual amortization expense in fiscal 2023 through 2027.

Note 14:  Goodwill

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment; see Note 22 for additional information.  As a result of this segment realignment, the Company reassigned a total of $32.5 million of goodwill from a reporting unit within the CIS segment to the reporting units within the BHVAC segment using the relative fair value approach.  To determine the amount of goodwill to be reassigned, the Company compared the estimated fair values of the businesses transferred to the BHVAC segment with the CIS reporting unit immediately prior to the segment change.  The Company estimated the fair values of the affected businesses based upon the present value of their estimated future cash flows.  The Company’s determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates. In addition, in conjunction with the goodwill reassignment evaluation, the Company tested its reporting units for potential impairment during the second quarter of fiscal 2022 and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.

The following table presents a rollforward of the carrying value of goodwill from March 31, 2020 to March 31, 2022.  The Company has revised the March 31, 2021 and 2020 goodwill balances to be comparable with the current segment structure.

	BHVAC	CIS	Total
Balance, March 31, 2020	$44.7	$121.4	$166.1
Effect of exchange rate changes	2.3	2.3	4.6
Balance, March 31, 2021	47.0	123.7	170.7
Effect of exchange rate changes	(1.6)	(1.0)	(2.6)
Balance, March 31, 2022	$45.4	$122.7	$168.1

The Company tests goodwill for impairment annually, as of March 31, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  To test goodwill for impairment, the Company determines the fair value of each reporting unit based upon the present value of estimated future cash flows and compares the fair value of each reporting unit with its carrying value.  The Company’s determination of fair value involves judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.

As a result of its annual goodwill impairment tests performed as of March 31, 2022, the Company determined that the fair value of each of the reporting units within its BHVAC and CIS segments exceeded their respective book values.

In fiscal 2020, the Company determined that the goodwill recorded within its Automotive segment was fully impaired and recorded a $0.5 million impairment charge as a result.

At both March 31, 2022 and 2021, accumulated goodwill impairment losses totaled $31.6 million and $9.2 million, within the HDE and Automotive segments, respectively.

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

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2022	2021
Beginning balance	$5.2	$7.9
Warranties recorded at time of sale	5.5	5.5
Adjustments to pre-existing warranties	(1.3)	(0.9)
Settlements	(4.4)	(5.6)
Reclassified from (to) held for sale	1.3	(2.0)
Effect of exchange rate changes	-	0.3
Ending balance	$6.3	$5.2

Indemnification Agreements
From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims. The fair value of the Company’s outstanding indemnification obligations at March 31, 2022 was not material.

Commitments
At March 31, 2022, the Company had capital expenditure commitments of $14.6 million. Significant commitments include tooling and equipment expenditures for new and renewal programs with vehicular customers. The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities. Title passes to the Company at the time goods are withdrawn for use in production. The Company has agreements with the vendors to use the material within a specific period of time. In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft. This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

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

The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and offices. In addition, the Company leases manufacturing and IT equipment and vehicles.  The Company’s most significant leases have remaining lease terms of 1 to 12 years. Certain leases contain renewal options for varying periods, which are at the Company’s discretion. If reasonably certain of exercise, the Company includes the renewal periods within the calculation of ROU assets and lease liabilities.  The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets. The amounts as of March 31, 2021 exclude operating lease ROU assets and lease liabilities, which each totaled $6.1 million, that were classified as held for sale on the Company’s consolidated balance sheet; see Note 2 for additional information.

	-	Balance Sheet Location	-	March 31, 2022	March 31, 2021
Lease Assets
Operating lease ROU assets		Other noncurrent assets		$52.1	$54.1
Finance lease ROU assets (a)		Property, plant and equipment - net		7.7	8.3

Lease Liabilities
Operating lease liabilities		Other current liabilities		$12.7	$11.2
Operating lease liabilities		Other noncurrent liabilities		41.2	44.8
Finance lease liabilities		Long-term debt - current portion		0.4	0.4
Finance lease liabilities		Long-term debt		2.8	3.2

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $2.8 million and $2.4 million as of March 31, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	Years ended March 31,
	2022	2021	2020
Operating lease expense (a)	$20.0	$19.5	$21.2
Finance lease expense:
Depreciation of ROU assets	0.5	0.5	0.5
Interest on lease liabilities	0.2	0.2	0.2
Total lease expense	$20.7	$20.2	$21.9

(a)	In fiscal 2022, 2021, and 2020 operating lease expense included short-term lease expense of $4.2 million, $3.5 million, and $4.1 million respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Supplemental Cash Flow Information

	Years ended March 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15.7	$14.2	$14.7
Financing cash flows for finance leases	0.6	0.6	0.5

ROU assets obtained in exchange for lease liabilities:
Operating leases	$7.8	$9.8	$9.0
Finance leases	0.1	0.1	0.2

Lease Term and Discount Rates

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term:
Operating leases	8.5 years	6.9 years
Finance leases	6.8 years	7.8 years

Weighted-average discount rate:
Operating leases	3.4%	3.3%
Finance leases	4.6%	4.7%

Maturity of Lease Liabilities
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2022:

Fiscal Year	Operating Leases	Finance Leases
2023	$14.2	$0.6
2024	10.2	0.6
2025	7.8	0.6
2026	6.8	0.5
2027	6.2	0.5
2028 and beyond	16.4	0.9
Total lease payments	61.6	3.7
Less: Interest	(7.7)	(0.5)
Present value of lease liabilities	$53.9	$3.2

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 17:  Indebtedness

Long-term debt consisted of the following:

io	_	Fiscal year of maturity	_ March 31, 2022	March 31, 2021

Term loans		_2025	$163.7	$178.9
Revolving credit facility		2025	64.9	4.8
5.9% Senior Notes		2029	100.0	100.0
5.8% Senior Notes		2027	41.7	50.0
Other (a)			3.2	3.6
			373.5	337.3
Less: current portion			(21.7)	(21.9)
Less: unamortized debt issuance costs			(3.4)	(4.2)
Total long-term debt			$348.4	$311.2

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
2023	$21.7
2024	21.7
2025	211.5
2026	33.8
2027	33.8
2028 and beyond	51.0
Total	$373.5

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024. In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities, with repayments continuing into fiscal 2025, and shorter-duration swingline loans. Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At March 31, 2022, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 1.9 and 2.4 percent, respectively. Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $64.9 million and $7.0 million, respectively, and domestic letters of credit totaled $5.4 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $172.7 million as of March 31, 2022.  At March 31, 2021, the Company’s borrowings under its revolving credit and swingline facilities totaled $4.8 million and $1.4 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries. There were $0.7 million of short-term borrowings related to these foreign credit agreements at March 31, 2022. At March 31, 2021, $5.0 million of outstanding short-term foreign borrowings were classified as held for sale.  See Note 2 for additional information.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2022, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 2.3 and 11.4, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of March 31, 2022 and 2021, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $138.9 million and $146.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18:  Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans
The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation. During fiscal 2021, as part of its response to the negative impacts of the COVID-19 pandemic, the Company suspended matching employee contributions for part of the year. The Company’s expense for defined contribution employee benefit plans during fiscal 2022, 2021, and 2020 was $6.4 million, $3.0 million, and $6.6 million, respectively.

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

Pension Plans
The Company maintains non-contributory defined benefit pension plans that cover eligible domestic employees.  These plans are closed to new participants.  The primary domestic plans cover most domestic employees hired on or before December 31, 2003 and provide benefits based primarily upon years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based upon a monthly retirement benefit amount.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded.  The primary non-U.S. plans are maintained in Germany and Italy and are closed to new participants. The Company previously maintained a pension plan in Austria that conveyed to the buyer of the air-cooled automotive business during fiscal 2022; see Note 1 for additional information.

The Company contributed $3.5 million, $19.3 million, and $3.5 million to its U.S. pension plans during fiscal 2022, 2021, and 2020, respectively.  In addition, the Company contributed $1.5 million, $2.2 million, and $2.3 million to its non-U.S. pension plans during fiscal 2022, 2021, and 2020, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

Postretirement Plans
The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans in each of fiscal 2022, 2021, and 2020 was $0.3 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Measurement Date
The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$260.6	$264.7
Service cost	0.3	0.4
Interest cost	7.3	7.9
Actuarial (gain) loss	(16.5)	2.7
Benefits paid	(16.0)	(17.1)
Disposition of air-cooled automotive business	(5.5)	-
Curtailment gains (a)	-	(0.1)
Effect of exchange rate changes	(1.6)	2.1
Benefit obligation at end of year	$228.6	$260.6

Change in plan assets:
Fair value of plan assets at beginning of year	$183.3	$131.1
Actual return on plan assets	7.6	47.8
Benefits paid	(16.0)	(17.1)
Employer contributions	5.0	21.5
Fair value of plan assets at end of year	$179.9	$183.3
Funded status at end of year	$(48.7)	$(77.3)

Amounts recognized in the consolidated balance sheets:
Current liability	$(1.5)	$(0.9)
Noncurrent liability	(47.2)	(58.6)
Liabilities held for sale (b)	-	(17.8)
	$(48.7)	$(77.3)

(a)	The curtailment gains in fiscal 2021 are associated with headcount reductions in Europe within the Automotive segment. See Note 6 for additional information on the Company’s restructuring activities.
(b)
At March 31, 2021, the Company classified the liabilities for pension plans in Germany and Austria within the liquid- and air-cooled automotive businesses as held for sale.  See Note 2 for additional information.

As of March 31, 2022, 2021, and 2020, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $26.5 million, $36.4 million, and $35.7 million respectively. The $9.9 million decrease in the benefit obligation associated with non-U.S. pension plans as of March 31, 2022, compared with the prior year, was primarily due to the sale of the air-cooled automotive business in Austria, which resulted in a $5.5 million decrease. In addition, net actuarial gains during the year, the impact of foreign currency exchange rate changes, and employer contributions for benefits paid to plan participants decreased the obligation by $1.9 million, $1.6 million, and $1.5 million, respectively. The decreases were partially offset by service and interest cost totaling $0.6 million. In fiscal 2021, the $0.7 million increase was primarily due to a $2.2 million impact of foreign currency exchange rate changes and service and interest cost totaling $0.7 million, partially offset by employer contributions of $2.2 million for benefits paid to plan participants during the year.

The accumulated benefit obligation for pension plans was $228.1 million and $258.9 million as of March 31, 2022 and 2021, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $131.5 million and $151.1 million as of March 31, 2022 and 2021, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$0.3	$0.4	$0.4
Interest cost	7.3	7.9	9.1
Expected return on plan assets	(12.9)	(11.5)	(12.0)
Amortization of net actuarial loss	6.9	6.9	6.0
Settlements (a)	-	0.2	0.2
Net periodic benefit cost	$1.6	$3.9	$3.7

Other changes in benefit obligation recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$11.4	$33.8	$(38.7)
Amortization of net actuarial loss (b)	8.6	7.1	6.2
Total recognized in other comprehensive income (loss)	$20.0	$40.9	$(32.5)

(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.
(b)	The fiscal 2022 amount includes $1.7 million of net actuarial losses written-off as a result of the sale of the air-cooled automotive business. See Note 1 for additional information.

The Company amortized $8.6 million, $7.1 million, and $6.2 million of net actuarial loss in fiscal 2022, 2021, and 2020, respectively.  Exclusive of the $1.7 million written-off in fiscal 2022 upon the sale of the air-cooled automotive business referenced above, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans in each of these years.

The Company used a discount rate of 3.9% and 3.2% as of March 31, 2022 and 2021, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 1.8% and 1.0% as of March 31, 2022 and 2021, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 3.2%, 3.4%, and 4.0% to determine its costs under its U.S. pension plans for fiscal 2022, 2021, and 2020, respectively.  The Company used a weighted-average discount rate of 1.6%, 1.4%, and 1.7% to determine its costs under its non-U.S. pension plans for fiscal 2022, 2021, and 2020, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2022 and 2021 were as follows:

	Target allocation	Plan assets
		2022	2021
Equity securities	76%	74%	73%
Debt securities	18%	17%	17%
Real estate investments	5%	8%	9%
Cash and cash equivalents	1%	1%	1%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2022 and 2021, the Company’s pension plans did not directly own shares of Modine common stock.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2022, 2021, and 2020 U.S. pension plan expense, the expected rate of return on plan assets was 7.5 percent.  For fiscal 2023 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 7.0 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, the Company does not expect to make cash contributions to its U.S. plans during fiscal 2023.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2023	$15.7
2024	15.9
2025	16.0
2026	15.8
2027	15.7
2028-2032	75.0

Note 19:  Derivative Instruments

The Company uses derivative financial instruments from time to time as a tool to manage certain financial risks.  The Company’s policy prohibits the use of leveraged derivatives.  Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  All of the Company’s derivative financial instruments are categorized within Level 2 of the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.  Accounting for the gain or loss resulting from the change in fair value of the derivative financial instruments depends on whether it has been designated as a hedge, and, if so, on the nature of the hedging activity.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

_	Balance Sheet Location	March 31, 2022	March 31, 2021
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$0.5	$0.5
Foreign exchange contracts	Other current assets	0.3	0.1

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.3	$-

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2022	2021	2020	Location	2022	2021	2020
Commodity derivatives	$1.1	$2.2	$(2.6)	Cost of sales	$1.2	$-	$(0.8)
Foreign exchange contracts	-	-	(0.1)	Net sales	-	-	(0.1)
Foreign exchange contracts	0.6	(0.1)	0.2	Cost of sales	0.4	(0.1)	0.4
Total gains (losses)	$1.7	$2.1	$(2.5)		$1.6	$(0.1)	$(0.5)

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

_	Statement of Operations	Years ended March 31,
_	Location	2022	2021	2020
Foreign exchange contracts	Net sales	$(0.6)	$-	$(0.1)
Foreign exchange contracts	Other income (expense) - net	(0.8)	0.6	(0.1)
Total gains (losses)		$(1.4)	$0.6	$(0.2)

Note 20:  Risks, Uncertainties, Contingencies and Litigation

COVID-19 Pandemic and Supply Chain Disruptions
The COVID-19 pandemic and other market and economic dynamics have contributed to global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have further aggravated these market conditions, particularly driving higher oil and gas prices.  The Company is focused on mitigating the negative impacts of labor shortages and supply chain challenges, including rising raw material and logistic prices as well as delays and shortages in certain purchased commodities and components.

Since February 2022, COVID-19 cases have increased in many areas in China.  As a result of government-required lock-downs, the Company suspended production at its manufacturing facilities in China for portions of March and April 2022.  While these plants have since reopened, they are currently manufacturing at reduced levels and customer demand has been negatively impacted by the lock-downs and supply chain challenges, including component shortages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Credit Risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2022, no customers accounted for more than ten percent of the Company’s total sales.  In fiscal 2021 and 2020, one vehicular customer accounted for more than ten percent of the Company’s total sales.  Sales to the Company’s top ten customers were 39 percent, 43 percent, and 45 percent of total sales in fiscal 2022, 2021, and 2020, respectively.  At March 31, 2022 and 2021, 29 percent and 35 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers.  These customers operate primarily in the automotive and light vehicle, commercial vehicle, off-highway, and commercial air conditioning markets.  The Company generally does not require collateral or advanced payments from its customers.  The Company has not experienced significant credit losses to customers in the markets served nor has experienced a significant increase in credit losses in connection with the COVID-19 pandemic.

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

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.2 million and $16.0 million at March 31, 2022 and 2021, respectively.  During fiscal 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $3.4 million.  As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 21:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2021	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(8.1)	11.5	1.7	5.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	6.5	-	6.5
Unrecognized net pension loss in disposed business (b)	-	1.7	-	1.7
Realized gains - net (c)	-	-	(1.6)	(1.6)
Income taxes	-	-	-	-
Total other comprehensive income (loss)	(8.1)	19.7	0.1	11.7

Balance, March 31, 2022	$(39.1)	$(111.1)	$0.7	$(149.5)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2020	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income before reclassifications	30.4	33.8	2.1	66.3
Reclassifications:
Amortization of unrecognized net loss (a)	-	6.7	-	6.7
Realized losses - net (c)	-	-	0.1	0.1
Income taxes	-	(10.4)	(0.6)	(11.0)
Total other comprehensive income	30.4	30.1	1.6	62.1

Balance, March 31, 2021	$(31.0)	$(130.8)	$0.6	$(161.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 18 for additional information about the Company’s pension plans.

(b)
As a result of the sale of the air-cooled automotive business, the Company wrote-off $1.7 million of net actuarial losses related to its pension plan as a component of the loss on sale recorded during fiscal 2022.  See Note 1 for additional information.

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

The Company’s BHVAC segment provides heating, ventilating and air conditioning products to customers in North America and Europe, as well as the Middle East.  The Company’s CIS segment provides coils, coolers, and coating solutions to global customers.  The Company’s HDE and Automotive segments represent its vehicular businesses and primarily serve the commercial vehicle, off-highway and automotive and light vehicle markets.  In addition, the HDE segment serves the commercial vehicle and automotive aftermarkets in Brazil.

Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  Financial results, including net sales, gross profit, gross margin and operating income, together with other considerations, are used by the chief operating decision maker in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

Effective July 1, 2021, the Company aligned the data center businesses previously managed by and reported within the CIS segment under the BHVAC segment.  The BHVAC segment assumed management of the Company’s business in Guadalajara, Spain and a portion of the business in Grenada, Mississippi.  Through this segment change, the Company aligned its data center businesses under the same leadership team to accelerate commercial excellence, operational improvements, and organizational efficiencies.  As a result, the Company revised its reporting segments and reported the financial results of the transferred businesses within the BHVAC segment, consistent with how the Company’s chief operating decision maker assessed operating performance and allocated capital resources.  The segment realignment had no impact on the HDE and Automotive segments or on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for fiscal 2021 and 2020 has been recast to conform to the fiscal 2022 presentation.

Effective April 1, 2022, the Company began managing the Company under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the BHVAC and CIS segment businesses with the exception of CIS Coatings.  The Performance Technologies segment includes the HDE and Automotive segment businesses and the CIS Coatings business.  The Company’s new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  The Company expects this simplified segment structure will allow it to better focus resources on targeted growth opportunities and allow for a more efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.  Beginning for fiscal 2023, the Company will report the financial results of the Climate Solutions and Performance Technologies segments.

The following is a summary of net sales, gross profit, and operating income by segment.  See Note 3 for additional information regarding net sales by primary end market.

	Year ended March 31, 2022
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$334.6	$2.0	$336.6
CIS	619.5	8.0	627.5
HDE	787.9	36.6	824.5
Automotive	308.1	5.2	313.3
Segment total	2,050.1	51.8	2,101.9
Corporate and eliminations	-	(51.8)	(51.8)
Net sales	$2,050.1	$-	$2,050.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2021
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$262.0	$1.2	$263.2
CIS	506.4	6.0	512.4
HDE	648.3	33.8	682.1
Automotive	391.7	6.6	398.3
Segment total	1,808.4	47.6	1,856.0
Corporate and eliminations	-	(47.6)	(47.6)
Net sales	$1,808.4	$-	$1,808.4

	Year ended March 31, 2020
	External Sales	Inter-segment Sales	Total
Net sales:
BHVAC	$304.4	$2.1	$306.5
CIS	535.1	6.0	541.1
HDE	693.8	52.1	745.9
Automotive	442.2	2.7	444.9
Segment total	1,975.5	62.9	2,038.4
Corporate and eliminations	-	(62.9)	(62.9)
Net sales	$1,975.5	$-	$1,975.5

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.

	Years ended March 31,
	2022		2021		2020
Gross profit:	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
BHVAC	$93.6	27.8%	$85.3	32.4%	$100.2	32.7%
CIS	88.5	14.1%	64.2	12.5%	64.3	11.9%
HDE	87.2	10.6%	88.4	13.0%	96.6	13.0%
Automotive	39.3	12.5%	56.0	14.1%	48.4	10.9%
Segment total	308.6	14.7%	293.9	15.8%	309.5	15.2%
Corporate and eliminations	0.7	-	(0.5)	-	(2.0)	-
Gross profit	$309.3	15.1%	$293.4	16.2%	$307.5	15.6%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Years ended March 31,
Operating income:	2022	2021	2020
BHVAC	$45.7	$45.2	$58.2
CIS	35.3	10.2	11.1
HDE	34.6	36.8	37.8
Automotive	35.4	(150.9)	(10.0)
Segment total	151.0	(58.7)	97.1
Corporate and eliminations (a)	(31.8)	(39.0)	(59.2)
Operating income (loss)	$119.2	$(97.7)	$37.9

(a)
The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance. During fiscal 2022, 2021, and 2020, the Company recorded $2.6 million, $6.6 million, and $39.2 million, respectively, of costs directly associated with its review of strategic alternatives for the liquid-and air-cooled automotive businesses, including costs to separate and prepare the underlying businesses for potential sale.

The following is a summary of total assets by segment:

	March 31,
Total assets:	2022	2021
BHVAC	$224.3	$181.1
CIS	536.4	540.1
HDE	488.9	438.7
Automotive (a)	188.6	124.2
Corporate and eliminations (b)	(11.2)	(7.4)
Total assets	$1,427.0	$1,276.7

(a)	During fiscal 2022, the Company recorded net impairment reversals totaling $56.0 million related to the liquid-cooled automotive business. See Note 2 for additional information.
(b)	At March 31, 2022 and 2021, Corporate assets totaled $20.8 million and $17.5 million, respectively and were more than offset by eliminations for intercompany balances, including accounts receivable.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2022	2021	2020
BHVAC	$6.0	$1.8	$4.5
CIS	4.9	5.8	13.6
HDE	15.4	13.5	31.5
Automotive	12.8	11.1	19.1
Corporate	1.2	0.5	2.6
Total capital expenditures	$40.3	$32.7	$71.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Years ended March 31,
Depreciation and amortization expense:	2022	2021	2020
BHVAC	$5.9	$5.5	$6.2
CIS	20.5	22.6	21.2
HDE	23.4	25.5	25.4
Automotive (a)	3.4	13.2	22.3
Corporate	1.6	1.8	2.0
Total depreciation and amortization expense	$54.8	$68.6	$77.1

(a)
During fiscal 2021, upon classifying the liquid- and air-cooled automotive businesses as held for sale, the Company ceased depreciating the long-lived assets within the disposal groups.  In fiscal 2022, the Company resumed depreciating the long-lived assets within the liquid-cooled automotive business when it no longer met the requirements to be classified as held for sale.  See Note 2 for additional information.

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2022	2021	2020
United States	$949.6	$765.7	$941.9
Italy	232.0	188.6	187.4
Hungary	185.2	153.7	142.4
China	166.0	217.6	168.5
United Kingdom	118.6	96.4	82.0
Germany	81.2	83.4	97.5
Austria	4.8	59.6	93.0
Other	312.7	243.4	262.8
Net sales	$2,050.1	$1,808.4	$1,975.5

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2022	2021
United States	$83.6	$80.3
China	45.6	31.3
Hungary	44.0	27.6
Mexico	38.5	43.5
Italy	33.2	30.0
Germany	12.5	1.8
Other	58.0	55.4
Total property, plant and equipment (a)	$315.4	$269.9

(a)
As of March 31, 2021, the Company had written-down the carrying value of held for sale property, plant and equipment within the liquid-cooled automotive business to zero.  During fiscal 2022, the business no longer met the requirements to be classified as held for sale.  As a result, the Company remeasured its long-lived assets to the lower of carrying value or fair value and recorded net impairment reversals totaling $56.0 million during fiscal 2022.  The assets within the liquid-cooled automotive business are located in Hungary, Germany, China, the U.S., Italy, and the Netherlands.  See Note 2 for additional information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Modine Manufacturing Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – CIS Reporting Units

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $168.1 million as of March 31, 2022, and the goodwill associated with the CIS reporting units was $122.7 million. Management assesses goodwill for impairment annually as of March 31 of each year, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Management determines the fair value of a reporting unit based upon the present value of estimated future cash flows. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions by management, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, and the risk-adjusted discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CIS reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimate related to revenue growth rates, operating profit margins, and the risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the estimated fair value of the CIS reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management related to revenue growth rates, operating profit margins, and risk-adjusted discount rates. Evaluating management’s assumptions related to revenue growth rates and operating profit margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the risk-adjusted discount rates significant assumption.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
May 26, 2022

We have served as the Company’s auditor since 1935.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2022.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors
The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on July 21, 2022 (the “2022 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers
The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of Conduct
The Company incorporates by reference the information appearing in the 2022 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board Committee Charters
The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert
The Company incorporates by reference the information appearing in the 2022 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure
The Company incorporates by reference the information appearing in the 2022 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance
The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees
The Company incorporates by reference the information appearing in the 2022 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent Section 16(a) Reports
The Company incorporates by reference the information appearing in the 2022 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2022 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2022 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2022 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2022 Annual Meeting Proxy Statement under the caption “Independent Auditor’s Fees for Fiscal 2022 and 2021.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2022, 2021 and 2020	44
Consolidated Statements of Comprehensive Income for the years ended March 31, 2022, 2021 and 2020	45
Consolidated Balance Sheets at March 31, 2022 and 2021	46
Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021 and 2020	47
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2022, 2021 and 2020	48
Notes to Consolidated Financial Statements	49-84
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	85-86

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2022, 2021 and 2020	90

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	91-94

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks following its exhibit number.

ITEM 16.	FORM 10-K SUMMARY.

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2022, 2021 and 2020
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Reclassified from (to) Held for Sale	Balance at End of Period

2022: Valuation Allowance for Deferred Tax Assets	$90.7	$(4.6)	$(1.0	)(a)	$27.1	$112.2

2021: Valuation Allowance for Deferred Tax Assets	$46.9	$86.2	$2.8	(a)	$(45.2)	$90.7

2020: Valuation Allowance for Deferred Tax Assets	$43.4	$4.5	$(1.0	)(a)	$-	$46.9

(a)	Foreign currency translation and other adjustments.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2022 ANNUAL REPORT ON FORM 10-K

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

4.3*
Amended and Restated Collateral Agency Intercreditor Agreement (the “Original Intercreditor Agreement”) dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.
Exhibit 4.3 to August 12, 2010 8-K

4.4*
First Amendment to the Original Intercreditor Agreement, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended the Original Intercreditor Agreement.
Exhibit 4.3 to August 30, 2013 8-K

4.5	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.6	Description of Registrant’s securities	Exhibit 4.14 to Registrant’s Form 10-K for fiscal year ended March 31, 2020

4.7	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.8	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.9	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020	Exhibit 4.2 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.10	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.11	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020	Exhibit 4.2 to May 19, 2020 8-K

4.12	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.13	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021	Exhibit 4.2 to May 18, 2021 8-K

10.1**	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2**	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.3**	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.4**	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.5**	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.6**	Form of Fiscal 2022 Performance Cash Award Agreement.	Exhibit 10.1 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2021 (“June 30, 2021 10-Q”)

10.7**	Form of Fiscal 2022 Incentive Stock Option Award Agreement.	Exhibit 10.2 to June 30, 2021 10-Q

10.8**	Form of Fiscal 2022 Non-Qualified Stock Option Award Agreement.	Exhibit 10.3 to June 30, 2021 10-Q

10.9**	Form of Fiscal 2022 Restricted Stock Unit Award Agreement.	Exhibit 10.4 to June 30, 2021 10-Q

10.10**	Form of Fiscal 2022 Modine Non-Employee Director Restricted Stock Unit Award.	Exhibit 10.4 to Registrant’s Form 10-Q for the second quarter ended September 30, 2021 (“September 30, 2021 10-Q”)

10.11**	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

10.12**	Form of Make-Whole ISO Award Agreement with Eric S. McGinnis.	Exhibit 10.5 to September 30, 2021 10-Q

10.13**	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.14**	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15**	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16**	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020.	Exhibit 10.6 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2020

10.17**	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020 (“December 31, 2020 10-Q”)

10.18**	Employment Retention Agreement for Scott Wollenberg, dated as of July 26, 2019.	Exhibit 10.5 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2019

10.19**	2020 Incentive Compensation Plan.	Exhibit 10.1 to July 23, 2020 8-K

10.20**	Form of Retention Letter, effective August 31, 2020, between the Company and each of Michael B. Lucareli, Scott L. Bowser and Sylvia A. Stein	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

10.21**	Offer Letter dated as of July 2, 2021, by and between the Company and Adrian Peace.	Exhibit 10.1 to September 30, 2021 10-Q

10.22**	Offer Letter dated as of July 16, 2021, by and between the Company and Eric S. McGinnis.	Exhibit 10.2 to September 30, 2021 10-Q

10.23**	First Amendment to Eric S. McGinnis Offer Letter	Exhibit 10.3 to September 30, 2021 10-Q

10.24**	Separation Letter Agreement between the Company and Joel T. Casterton, dated as of October 25, 2021.	Exhibit 10.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2021 (“December 31, 2021 10-Q”)

10.25**	Separation Letter Agreement between the Company and Matthew J. McBurney, dated as of October 30, 2021.	Exhibit 10.2 to December 31, 2021 10-Q

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*          Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets.  The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

**          Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2022	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker Neil D. Brinker President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2022

/s/ Michael B. Lucareli Michael B. Lucareli Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2022

/s/ Marsha C. Williams Marsha C. Williams Chairperson, Board of Directors	May 26, 2022

/s/ Eric D. Ashleman Eric D. Ashleman Director	May 26, 2022

/s/ Charles P. Cooley Charles P. Cooley Director	May 26, 2022

/s/ Suresh V. Garimella Suresh V. Garimella Director	May 26, 2022

/s/ Katherine C. Harper Katherine C. Harper Director	May 26, 2022

/s/ Larry O. Moore Larry O. Moore Director	May 26, 2022

/s/ Christopher W. Patterson Christopher W. Patterson Director	May 26, 2022

/s/ David J. Wilson David J. Wilson Director	May 26, 2022

/s/ Christine Y. Yan Christine Y. Yan Director	May 26, 2022