Form 10-Q
period 2022-06-30
MODINE MANUFACTURING CO
filed 2022-08-04
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,011,473 at July 29, 2022.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2022 and 2021
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2022	2021
Net sales	$541.0	$494.6
Cost of sales	457.6	421.4
Gross profit	83.4	73.2
Selling, general and administrative expenses	56.3	59.4
Restructuring expenses	1.5	0.3
Impairment charges (reversals) – net	-	(1.8)
Loss on sale of assets	-	6.6
Operating income	25.6	8.7
Interest expense	(4.1)	(4.2)
Other (expense) income – net	(2.3)	0.2
Earnings before income taxes	19.2	4.7
Provision for income taxes	(4.9)	(1.9)
Net earnings	14.3	2.8
Net earnings attributable to noncontrolling interest	-	(0.5)
Net earnings attributable to Modine	$14.3	$2.3

Net earnings per share attributable to Modine shareholders:
Basic	$0.27	$0.04
Diluted	$0.27	$0.04

Weighted-average shares outstanding:
Basic	52.2	51.8
Diluted	52.4	52.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2022 and 2021
(In millions)
(Unaudited)

	Three months ended June 30,
	2022	2021
Net earnings	$14.3	$2.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(23.9)	5.2
Defined benefit plans	1.3	3.4
Cash flow hedges	(1.6)	(0.4)
Total other comprehensive income (loss)	(24.2)	8.2

Comprehensive income (loss)	(9.9)	11.0
Comprehensive loss (income) attributable to noncontrolling interest	0.4	(0.7)
Comprehensive income (loss) attributable to Modine	$(9.5)	$10.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and March 31, 2022
(In millions, except per share amounts)
(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$58.7	$45.2
Trade accounts receivable – net	353.5	367.5
Inventories	310.8	281.2
Other current assets	58.6	63.7
Total current assets	781.6	757.6
Property, plant and equipment – net	299.5	315.4
Intangible assets – net	86.3	90.3
Goodwill	164.6	168.1
Deferred income taxes	25.7	27.2
Other noncurrent assets	66.9	68.4
Total assets	$1,424.6	$1,427.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.5	$7.7
Long-term debt – current portion	21.5	21.7
Accounts payable	318.5	325.8
Accrued compensation and employee benefits	90.4	85.1
Other current liabilities	59.4	54.2
Total current liabilities	496.3	494.5
Long-term debt	360.2	348.4
Deferred income taxes	4.4	5.9
Pensions	44.8	47.2
Other noncurrent liabilities	71.8	72.9
Total liabilities	977.5	968.9
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 54.9 million and 54.8 million shares	34.3	34.2
Additional paid-in capital	262.7	261.6
Retained earnings	358.7	344.4
Accumulated other comprehensive loss	(173.3)	(149.5)
Treasury stock, at cost, 3.0 million and 2.8 million shares	(41.7)	(40.0)
Total Modine shareholders’ equity	440.7	450.7
Noncontrolling interest	6.4	7.4
Total equity	447.1	458.1
Total liabilities and equity	$1,424.6	$1,427.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2022 and 2021
(In millions)
(Unaudited)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$14.3	$2.8
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	13.9	13.5
Impairment charges (reversals) – net	-	(1.8)
Loss on sale of assets	-	6.6
Stock-based compensation expense	1.1	1.2
Deferred income taxes	(0.9)	(3.1)
Other – net	0.8	0.9
Changes in operating assets and liabilities:
Trade accounts receivable	0.7	(4.9)
Inventories	(38.5)	(26.7)
Accounts payable	6.8	9.2
Other assets and liabilities	16.3	(7.8)
Net cash provided by (used for) operating activities	14.5	(10.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(10.4)	(11.4)
Payments for disposition of assets	-	(5.7)
Other – net	-	1.6
Net cash used for investing activities	(10.4)	(15.5)

Cash flows from financing activities:
Borrowings of debt	86.7	97.5
Repayments of debt	(74.3)	(62.5)
Borrowings on bank overdraft facilities – net	1.8	5.7
Purchases of treasury stock under share repurchase program	(1.1)	-
Dividend paid to noncontrolling interest	(0.6)	(0.9)
Other – net	(0.5)	(0.4)
Net cash provided by financing activities	12.0	39.4

Effect of exchange rate changes on cash	(2.6)	0.4
Net increase in cash, cash equivalents, and restricted cash	13.5	14.2

Cash, cash equivalents, and restricted cash – beginning of period	45.4	46.1
Cash, cash equivalents, and restricted cash – end of period	$58.9	$60.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2022 and 2021
(In millions)
(Unaudited)

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1

	Common stock		Additional	Retained	Accumulated other	Treasury stock,	Non- controlling
	Shares	Amount	paid-in capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2023 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2022.

Disposition of Austrian Air-cooled Automotive Business in Fiscal 2022
On April 30, 2021, the Company sold its air-cooled automotive business in Austria to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during the first quarter of fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to its pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.

In connection with the sale of this business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  The buyer began borrowing under this facility during the second quarter of fiscal 2022. At both June 30,2022 and March 31, 2022, the Company recorded a €4.0 million loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date. Borrowings under the agreement currently bear interest at 2.6 percent.

Liquid-Cooled Automotive Business Held for Sale in Fiscal 2022
The Company previously agreed to sell its liquid-cooled automotive business.  During the first quarter of fiscal 2022, the Company and the prospective buyer modified the transaction perimeter to remove certain manufacturing operations.  U.S. GAAP requires companies to measure asset groups that revert back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell.  As a result, the Company evaluated the long-lived assets of these businesses that no longer met the requirements to be classified as held for sale and reversed $7.4 million of previously-recorded impairment charges during the first quarter of fiscal 2022 to adjust the long-lived assets to their estimated fair value.  This impairment reversal was partially offset by $5.3 million of impairment charges recorded during the first quarter of fiscal 2022 related to other automotive assets held for sale.  The Company reported the net $2.1 million impairment reversal during the first quarter of fiscal 2022 within the impairment charges (reversals) line on the consolidated statement of operations.

The Company and the prospective buyer subsequently terminated the sale agreement during the third quarter of fiscal 2022. As a result, the liquid-cooled automotive business reverted back to held and used classification and the Company remeasured its long-lived assets during the third quarter of fiscal 2022.

Disposition of Previously-Closed Facility in Fiscal 2022
During the first quarter of fiscal 2022, the Company signed a definitive agreement to sell a previously-closed manufacturing facility in the U.S.  As a result, the Company recorded an impairment charge of $0.3 million within the Climate Solutions segment to write down the property to fair value less costs to sell.  During July 2021, the sale was completed and the Company received net cash proceeds of $0.7 million.

Note 2: Revenue Recognition

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the previously-reported Building HVAC Systems (“BHVAC”) and the Commercial and Industrial Solutions (“CIS”) segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported Heavy Duty Equipment (“HDE”) and Automotive segments and the CIS Coatings business.  See Note 19 for additional segment financial information.

The Company’s segments and their principal revenue-generating activities are as follows:

Climate Solutions
The Climate Solutions segment provides energy-efficient, climate-controlled components and solutions for a wide array of applications.  The Climate Solutions segment principally generates revenue from selling heat transfer products, heating, ventilating, air conditioning, and refrigeration (“HVAC & refrigeration”) products, and data center cooling solutions.  Heat transfer products include heat transfer coils used in commercial and residential HVAC and refrigeration applications.  HVAC and refrigeration products include commercial and residential unit heaters, vertical and horizontal unit ventilators, air conditioning chillers, low global warming potential unit coolers, air-cooled condensers, and dry coolers.  Data center cooling solutions, which are integrated with system controls, include air- and liquid-cooled chillers, computer room air conditioner and air handler units, and fan walls.

Performance Technologies
The Performance Technologies segment provides products and solutions that enhance the performance of customer applications.  The Performance Technologies segment designs and manufactures air- and liquid-cooled technology for vehicular, stationary power, and industrial applications.  Air-cooled products include radiators, charge air coolers, condensers, and engine cooling modules.  Liquid-cooled products include engine oil coolers, charge air coolers, condensers, and exhaust gas recirculation coolers.  In addition, the Performance Technologies segment provides advanced solutions, which are designed to improve battery range and vehicle life, to zero-emission and hybrid commercial vehicle and automotive customers.  These solutions include battery thermal management systems, electronics cooling packages, and battery chillers.  The advanced solutions provided by the segment also include coating products and application services that extend the life of equipment and components by protecting against corrosion.

Disaggregation of Revenue
The table below presents revenue for each of the Company’s operating segments.  Each segment’s revenue is disaggregated by product group, by geographic location and based upon the timing of revenue recognition.  The disaggregated revenue information presented in the table below for fiscal 2022 has been recast to be comparable to the current period presentation.

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$140.5	$-	$140.5	$117.7	$-	$117.7
HVAC & refrigeration	78.2	-	78.2	70.6	-	70.6
Data center cooling	25.5	-	25.5	18.2	-	18.2
Air-cooled	-	153.0	153.0	-	141.5	141.5
Liquid-cooled	-	110.9	110.9	-	118.7	118.7
Advanced solutions	-	32.9	32.9	-	27.9	27.9
Inter-segment sales	0.2	7.5	7.7	-	9.0	9.0
Net sales	$244.4	$304.3	$548.7	$206.5	$297.1	$503.6

Geographic location:
Americas	$139.4	$164.3	$303.7	$104.0	$138.3	$242.3
Europe	99.0	96.1	195.1	96.0	104.4	200.4
Asia	6.0	43.9	49.9	6.5	54.4	60.9
Net sales	$244.4	$304.3	$548.7	$206.5	$297.1	$503.6

Timing of revenue recognition:
Products transferred at a point in time	$230.8	$281.8	$512.6	$203.4	$277.6	$481.0
Products transferred over time	13.6	22.5	36.1	3.1	19.5	22.6
Net sales	$244.4	$304.3	$548.7	$206.5	$297.1	$503.6

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2022	March 31, 2022
Contract assets	$18.2	$26.8
Contract liabilities	17.9	11.8

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $8.6 million decrease in contract assets during the first three months of fiscal 2023 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $6.1 million increase in contract liabilities during the first three months of fiscal 2023 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

Note 4: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2022	2021
Service cost	$0.1	$0.1
Interest cost	2.0	1.8
Expected return on plan assets	(2.9)	(3.2)
Amortization of unrecognized net loss	1.4	1.7
Net periodic benefit cost	$0.6	$0.4

Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  In connection with funding relief provisions within the American Rescue Plan Act of 2021, we do not expect to make cash contributions to our U.S. pension plans during fiscal 2023.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”) for officers and other executives that consists of stock awards, stock options, and performance-based awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $1.1 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
	2022		2021
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$6.92	0.2	$9.39
Restricted stock awards	0.2	$12.28	0.2	$17.49

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first quarter of fiscal 2023.  The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2025.

The Company used the following assumptions in determining fair value for stock options:

	Three months ended June 30,
	2022	2021
Expected life of awards in years	6.0	6.1
Risk-free interest rate	3.0%	1.0%
Expected volatility of the Company’s stock	57.8%	56.4%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of June 30, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.2	2.7
Restricted stock awards	7.6	2.5
Total	$10.8	2.6

Note 6: Restructuring Activities

During the first quarter of fiscal 2023, restructuring and repositioning expenses primarily consisted of severance expenses related to targeted headcount reductions in Europe within the Performance Technologies segment.

During the first quarter of fiscal 2022, restructuring and repositioning expenses primarily consisted of equipment transfer costs and severance-related expenses within the Performance Technologies segment.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2022	2021
Employee severance and related benefits	$1.4	$0.1
Other restructuring and repositioning expenses	0.1	0.2
Total	$1.5	$0.3

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2022	2021
Beginning balance	$20.2	$4.0
Additions	1.4	0.1
Payments	(3.3)	(1.3)
Effect of exchange rate changes	(0.9)	0.1
Ending balance	$17.4	$2.9

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2022	2021
Interest income	$0.1	$-
Foreign currency transactions (a)	(2.0)	0.4
Net periodic benefit cost (b)	(0.4)	(0.2)
Total other (expense) income – net	$(2.3)	$0.2

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

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 25.5 percent and 40.4 percent, respectively.  The effective tax rate for the first quarter of fiscal 2023 is lower than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.  The effective tax rate for the first quarter of fiscal 2022 was favorably impacted by a $4.8 million income tax benefit recorded for the release of a valuation allowance in a foreign jurisdiction.

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

Based upon the Company’s analysis as of June 30, 2021, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction will be realized.  As a result, the need for the valuation allowance recorded thereon was eliminated and the Company recorded an income tax benefit of $4.8 million during the first quarter of fiscal 2022.  The Company’s analysis included consideration of the transaction perimeter modification for the liquid-cooled automotive business and the related impairment reversal; see Note 1 for additional information.

At June 30, 2022, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $82.8 million and $26.4  million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2023.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2022	2021
Net earnings attributable to Modine	$14.3	$2.3

Weighted-average shares outstanding – basic	52.2	51.8
Effect of dilutive securities	0.2	0.7
Weighted-average shares outstanding – diluted	52.4	52.5

Earnings per share:
Net earnings per share – basic	$0.27	$0.04
Net earnings per share – diluted	$0.27	$0.04

For the three months ended June 30, 2022, the calculation of diluted earnings per share excluded 0.9 million and 0.5 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

For the three months ended June 30, 2021, the calculation of diluted earnings per share excluded 0.3 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$58.7	$45.2
Restricted cash	0.2	0.2
Total cash, cash equivalents, and restricted cash	$58.9	$45.4

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	June 30, 2022	March 31, 2022
Raw materials	$210.1	$186.7
Work in process	55.3	55.1
Finished goods	45.4	39.4
Total inventories	$310.8	$281.2

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2022	March 31, 2022
Land	$15.9	$16.8
Buildings and improvements (10-40 years)	259.8	264.6
Machinery and equipment (3-15 years)	847.0	869.4
Office equipment (3-10 years)	94.2	96.2
Construction in progress	28.9	31.2
	1,245.8	1,278.2
Less: accumulated depreciation	(946.3)	(962.8)
Net property, plant and equipment	$299.5	$315.4

Note 13: Goodwill and Intangible Assets

The following table presents a rollforward of the carrying value of goodwill from March 31, 2022 to June 30, 2022.  The Company has recast the March 31, 2022 goodwill balances to be comparable with the current segment structure. There was no impact to the underlying reporting units as a result of the segment realignment during the first quarter of fiscal 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2022	$108.1	$60.0	$168.1
Effect of exchange rate changes	(3.3)	(0.2)	(3.5)
Goodwill, June 30, 2022	$104.8	$59.8	$164.6

Intangible assets consisted of the following:

	June 30, 2022			March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$59.6	$(20.5)	$39.1	$61.2	$(20.1)	$41.1
Trade names	50.1	(14.2)	35.9	50.8	(13.8)	37.0
Acquired technology	22.4	(11.1)	11.3	23.1	(10.9)	12.2
Total intangible assets	$132.1	$(45.8)	$86.3	$135.1	$(44.8)	$90.3

The Company recorded amortization expense of $2.0 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company estimates that it will record $6.0 million of amortization expense during the remainder of fiscal 2023 and approximately $8.0 million of annual amortization expense in fiscal 2024 through 2028.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2022	2021
Beginning balance	$6.3	$5.2
Warranties recorded at time of sale	1.4	1.4
Adjustments to pre-existing warranties	(0.2)	(0.2)
Settlements	(1.1)	(0.8)
Effect of exchange rate changes	(0.2)	-
Ending balance	$6.2	$5.6

Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	June 30, 2022	March 31, 2022
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$52.1	$52.1
Finance lease ROU assets (a)	Property, plant and equipment – net	7.3	7.7

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.9	$12.7
Operating lease liabilities	Other noncurrent liabilities	41.9	41.2
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.5	2.8

(a)	Finance lease right-of-use (“ROU”) assets were recorded net of accumulated amortization, which totaled $2.8 million at both June 30, 2022 and March 31, 2022.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,
	2022	2021
Operating lease expense (a)	$5.3	$4.6
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	-	-
Total lease expense	$5.4	$4.7

(a)	For the three months ended June 30, 2022 and 2021, operating lease expense included short-term lease expense of $1.3 million and $0.8 million, respectively. Variable lease expense was not significant.

Note 16: Indebtedness

Long-term debt consisted of the following:

_	Fiscal year of maturity	June 30, 2022	March 31, 2022
Term loans	2025	$158.5	$163.7
Revolving credit facility	2025	81.7	64.9
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	41.7	41.7
Other (a)		2.9	3.2
		384.8	373.5
Less: current portion		(21.5)	(21.7)
Less: unamortized debt issuance costs		(3.1)	(3.4)
Total long-term debt		$360.2	$348.4

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2023	$18.2
2024	21.5
2025	226.6
2026	33.8
2027	33.8
2028 & beyond	50.9
Total	$384.8

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities and shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At June 30, 2022, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 2.8 and 3.4 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At June 30, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $81.7 million and $4.0 million, respectively, and domestic letters of credit totaled $5.4 million.  As a result, available borrowing capacity under the Company’s revolving credit facility was $158.9 million as of June 30, 2022.  At March 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $64.9 million and $7.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $2.5 million at June 30, 2022.  There were $0.7 million of short-term borrowings related to these foreign credit agreements at March 31, 2022.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2022, the Company was in compliance with its debt covenants; its leverage ratio and interest coverage ratio were 2.1 and 12.0, respectively.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2022 and March 31, 2022, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $133.2 million and $138.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

COVID-19 Pandemic and Supply Chain Disruptions
The COVID-19 pandemic and other market and economic dynamics have contributed to ongoing global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have also impacted these market conditions, particularly driving higher oil and gas prices.  The Company is focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including rising raw material and logistic prices as well as delays and shortages in certain purchased commodities and components.

At this time, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic or the ongoing supply chain challenges and other related economic or market dynamics.  If the Company, its suppliers, or its customers experience prolonged shutdowns or other significant business disruptions, it is possible that the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.8 million and $18.2 million as of June 30, 2022 and March 31, 2022, respectively.   During the first three months of fiscal 2023 and 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million and $3.4 million, respectively.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(23.5)	-	(1.2)	(24.7)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3
Realized gains – net (b)	-	-	(0.4)	(0.4)
Income taxes	-	-	-	-
Total other comprehensive income (loss)	(23.5)	1.3	(1.6)	(23.8)

Ending balance	$(62.6)	$(109.8)	$(0.9)	$(173.3)

	Three months ended June 30, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income before reclassifications	5.0	-	0.3	5.3
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.7	-	1.7
Unrecognized net pension loss in disposed business (c)	-	1.7	-	1.7
Realized gains – net (b)	-	-	(0.7)	(0.7)
Income taxes	-	-	-	-
Total other comprehensive income	5.0	3.4	(0.4)	8.0

Ending balance	$(26.0)	$(127.4)	$0.2	$(153.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.
(c)
As a result of the sale of the air-cooled automotive business in Austria, the Company wrote off $1.7 million of net actuarial losses related to its pension plan as a component of the loss on sale recorded during the first quarter of fiscal 2022.  See Note 1 for additional information.

Note 19: Segment Information

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the previously-reported BHVAC and CIS segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported HDE and Automotive segments and the CIS Coatings business.  See Note 2 for information regarding the primary operating activities of each segment.  The Company’s new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  The Company expects this simplified segment structure will allow it to better focus resources on targeted growth opportunities and allow for a more efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.  The segment realignment had no impact on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended June 30,
	2022			2021
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$244.2	$0.2	$244.4	$206.5	$-	$206.5
Performance Technologies	296.8	7.5	304.3	288.1	9.0	297.1
Segment total	541.0	7.7	548.7	494.6	9.0	503.6
Corporate and eliminations	-	(7.7)	(7.7)	-	(9.0)	(9.0)
Net sales	$541.0	$-	$541.0	$494.6	$-	$494.6

	Three months ended June 30,
	2022		2021
	_$’s	% of sales	_$’s	% of sales
Gross profit:
Climate Solutions	$50.4	20.6%	$32.6	15.8%
Performance Technologies	33.0	10.8%	40.2	13.5%
Segment total	83.4	15.2%	72.8	14.5%
Corporate and eliminations	-	-	0.4	-
Gross profit	$83.4	15.4%	$73.2	14.8%

	Three months ended June 30,
	2022	2021
Operating income:
Climate Solutions	$27.0	$10.7
Performance Technologies	7.4	15.7
Segment total	34.4	26.4
Corporate and eliminations	(8.8)	(17.7)
Operating income	$25.6	$8.7

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2022	March 31, 2022
Assets:
Climate Solutions	$325.0	$291.7
Performance Technologies	339.3	357.0
Other (a)	760.3	778.3
Total assets	$1,424.6	$1,427.0

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2022 was the first quarter of fiscal 2023.

Supply Chain Disruptions and COVID-19 Pandemic
Market and economic dynamics, including the impacts of the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have also impacted these market conditions, particularly driving higher oil and gas prices.  We, like many companies, have experienced labor shortages and negative impacts from supply chain challenges, including rising prices for raw materials and logistics, as well as delays and shortages in certain commodities and components we purchase from suppliers.  We are focused on mitigating the negative impacts of these supply chain challenges and inflationary market conditions.  We have implemented selling price increases for many of our products in response to raw material and other price increases and are engaged with suppliers to ensure availability of key raw materials.

During the fourth quarter of fiscal 2022, COVID-19 cases increased in many areas in China and as a result of government-required lock-downs, we suspended production at manufacturing facilities in China for portions of March and April 2022.  Customer demand in China was also negatively impacted during the first quarter of fiscal 2023 by the lock-downs and supply chain challenges.  Market conditions have improved and our plants in China have increased production levels and are currently operating at normal capacity.

We expect temporary disruptions due to illness-related employee absences and the pressures associated with supply chain challenges will continue, at least in the near term.  We cannot reasonably estimate the full impact that the COVID-19 pandemic or the ongoing supply chain challenges and other related economic or market dynamics will have on our business, results of operations, or cash flows in the future.

First Quarter Highlights
Net sales in the first quarter of fiscal 2023 increased $46.4 million, or 9 percent, from the first quarter of fiscal 2022, primarily due to higher sales in our Climate Solutions and Performance Technologies segments.  Cost of sales increased $36.2 million, or 9 percent, primarily due to higher raw material prices, including underlying metal prices and related premiums, fabrication, freight, and packaging costs, and higher sales volume.  Gross profit increased $10.2 million and gross margin improved 60 basis points to 15.4 percent.  Selling, general and administrative (“SG&A”) expenses decreased $3.1 million, primarily due to lower environmental charges and costs associated with our review of strategic alternatives for our automotive businesses.  Operating income of $25.6 million during the first quarter of fiscal 2023 increased $16.9 million from the prior year, primarily due to higher earnings in our Climate Solutions segment.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$541.0	100.0%	$494.6	100.0%
Cost of sales	457.6	84.6%	421.4	85.2%
Gross profit	83.4	15.4%	73.2	14.8%
Selling, general and administrative expenses	56.3	10.4%	59.4	12.0%
Restructuring expenses	1.5	0.3%	0.3	0.1%
Impairment charges (reversals) – net	-	-	(1.8)	-0.4%
Loss on sale of assets	-	-	6.6	1.3%
Operating income	25.6	4.7%	8.7	1.8%
Interest expense	(4.1)	-0.8%	(4.2)	-0.8%
Other (expense) income – net	(2.3)	-0.4%	0.2	-
Earnings before income taxes	19.2	3.5%	4.7	1.0%
Provision for income taxes	(4.9)	-0.9%	(1.9)	-0.4%
Net earnings	$14.3	2.6%	$2.8	0.6%

First quarter net sales of $541.0 million were $46.4 million, or 9 percent, higher than the first quarter of the prior year, primarily due to favorable commercial pricing, including adjustments in response to raw material price increases, and higher sales volume in our Climate Solutions segment.  These increases were partially offset by a $26.6 million unfavorable impact of foreign currency exchange rates.  Sales in the Climate Solutions and Performance Technologies segments increased $37.9 million and $7.2 million, respectively.

First quarter cost of sales increased $36.2 million, or 9 percent, primarily due to higher raw material prices, which increased approximately $34.0 million, and higher sales volume.  These increases were partially offset by a $23.1 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 60 basis points to 84.6 percent, primarily due to the favorable impact of higher sales volume and favorable commercial pricing, partially offset by higher material, labor and other inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, first quarter gross profit increased $10.2 million and gross margin improved 60 basis points to 15.4 percent.

First quarter SG&A expenses decreased $3.1 million, primarily driven by lower costs and charges at Corporate and a $2.2 million favorable impact of foreign currency exchange rates.  Compared with the prior year, environmental charges related to a previously-closed manufacturing facility in the U.S., costs associated with our review of strategic alternatives for our automotive businesses, and strategic reorganization costs recorded at Corporate decreased $2.3 million, $1.8 million, and $0.6 million, respectively.  These decreases were partially offset by higher compensation-related expenses, which increased approximately $2.0 million and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.

Restructuring expenses of $1.5 million in the first quarter of fiscal 2023 increased $1.2 million compared with the first quarter of fiscal 2022, primarily due to higher severance expenses in the Performance Technologies segment.

The net impairment reversal of $1.8 million in the first quarter of fiscal 2022 was driven by a $2.1 million net impairment reversal recorded in the Performance Technologies segment, which primarily related to assets held for sale in our liquid-cooled automotive business.  This net impairment reversal was partially offset by a $0.3 million impairment charge in the Climate Solutions segment related to a previously-closed facility.

We sold our air-cooled automotive business in Austria on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $25.6 million in the first quarter of fiscal 2023 increased $16.9 million compared with the first quarter of fiscal 2022, primarily due to higher earnings in our Climate Solutions segment and the absence of the loss on the sale of the Austrian air-cooled automotive business in the prior year.  These drivers, which increased operating income, were partially offset by lower earnings in our Performance Technologies segment.

The provision for income taxes was $4.9 million and $1.9 million in the first quarter of fiscal 2023 and 2022, respectively.  The $3.0 million increase was primarily due to the absence of a $4.8 million income tax benefit recorded in the prior year resulting from the reversal of a tax valuation allowance in a foreign jurisdiction, partially offset by changes in the mix and amount of foreign and U.S. earnings.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2022, we began managing our company under two operating segments, Climate Solutions and Performance Technologies.  Our new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  We expect this simplified segment structure will allow us to better focus resources on targeted growth opportunities and allow for a more efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications.  The Climate Solutions segment sells heat transfer products, heating, ventilating, air conditioning and refrigeration (“HVAC and refrigeration”) products, and data center cooling solutions.  The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that increase fuel economy and lower emissions in light of increasingly stringent government regulations.  The Performance Technologies segment designs and manufactures air- and liquid-cooled technology for vehicular, stationary power, and industrial applications.  In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and automotive customers and coating products and application services.

The Climate Solutions segment includes the previously-reported Building HVAC Systems and Commercial and Industrial Solutions (“CIS”) segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported Heavy Duty Equipment and Automotive segments and the CIS Coatings business.  The segment realignment had no impact on our consolidated financial position, results of operations, and cash flows.  Segment financial information for fiscal 2022 has been recast to conform to the current presentation.

The following is a discussion of our segment results of operations for the three months ended June 30, 2022 and 2021:

Climate Solutions
	Three months ended June 30,
	2022		2021
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$244.4	100.0%	$206.5	100.0%
Cost of sales	194.0	79.4%	173.9	84.2%
Gross profit	50.4	20.6%	32.6	15.8%
Selling, general and administrative expenses	23.4	9.6%	21.6	10.5%
Impairment charge	-	-	0.3	0.1%
Operating income	$27.0	11.0%	$10.7	5.2%

Climate Solutions net sales increased $37.9 million, or 18 percent, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $13.4 million unfavorable impact of foreign currency exchange rates.  Compared with the first quarter of the prior year, sales of heat transfer, HVAC & refrigeration, and data center cooling products increased $22.8 million, $7.6 million, and $7.3 million, respectively.

Climate Solutions cost of sales increased $20.1 million, or 12 percent, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to higher sales volume and higher raw material prices, which increased by approximately $15.0 million.  These increases were partially offset by an $11.1 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 480 basis points to 79.4 percent, primarily due to the favorable impact of higher sales volume, favorable commercial pricing, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $17.8 million and gross margin improved 480 basis points to 20.6 percent.

SG&A expenses increased $1.8 million, yet decreased 90 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including higher commission expenses, and increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $1.1 million favorable impact of foreign currency exchange rate changes.

During the first quarter of fiscal 2022, we recorded an impairment charge of $0.3 million to write-down a previously-closed manufacturing facility in the U.S. to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income of $27.0 million increased $16.3 million from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to higher gross profit.

Performance Technologies
	Three months ended June 30,
	2022		2021
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$304.3	100.0%	$297.1	100.0%
Cost of sales	271.3	89.2%	256.9	86.5%
Gross profit	33.0	10.8%	40.2	13.5%
Selling, general and administrative expenses	24.1	7.9%	26.3	8.8%
Restructuring expenses	1.5	0.5%	0.3	0.1%
Impairment charges (reversals) - net	-	-	(2.1)	-0.7%
Operating income	$7.4	2.4%	$15.7	5.3%

Performance Technologies net sales increased $7.2 million, or 2 percent, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to favorable commercial pricing, including adjustments in response to raw material price increases, and higher sales volume.  These increases were partially offset by a $13.2 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, the absence of sales from the Austrian air-cooled automotive business, which we sold on April 30, 2021.   Compared with the first quarter of the prior year, sales of air-cooled and advanced solutions products increased $11.5 million and $5.0 million respectively.  Sales of liquid-cooled products decreased $7.8 million, primarily due to the negative impacts associated with the government-required lock-downs in China related to COVID-19, including lower customer demand and supply chain challenges.

Performance Technologies cost of sales increased $14.4 million, or 6 percent, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to higher raw material prices, which increased by approximately $20.0 million, and higher sales volume.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales.  During the first quarter of fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business.  We resumed depreciating these assets when they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $12.0 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales increased 270 basis points to 89.2 percent, primarily due to the higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $7.2 million and gross margin declined 270 basis points to 10.8 percent.

SG&A expenses decreased $2.2 million compared with the first quarter of the prior year.  As a percentage of sales, SG&A expenses decreased by 90 basis points.  The decrease in SG&A expenses was primarily due to a $1.1 million favorable impact of foreign currency exchange rate changes and, to a lesser extent,  lower compensation-related expenses.

Restructuring expenses increased $1.2 million compared with the first quarter of fiscal 2022, primarily due to higher severance expenses.  The severance expenses in the first quarter of fiscal 2023 primarily related to targeted headcount reductions in Europe.

The net impairment reversal of $2.1 million in the first quarter of fiscal 2022 primarily related to assets in our liquid-cooled automotive business.  As a result of modifying the sale perimeter with the prospective buyer to remove certain manufacturing operations, we reevaluated the long-lived assets within the businesses that no longer met the requirements to be classified as held for sale.  We reversed $7.4 million of previously-recorded impairment charges during the first quarter of fiscal 2022 to adjust these assets to their estimated fair value.  This impairment reversal was partially offset by $5.3 million of impairment charges related to other assets held for sale.

Operating income of $7.4 million decreased $8.3 million from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily due to lower gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2022 of $58.7 million, and an available borrowing capacity of $158.9 million under our revolving credit facility.  Given our extensive international operations, approximately $56.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2022 was $14.5 million, which represents a $24.6 million increase compared with net cash used for operating activities in the same period in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and favorable net changes in working capital, including lower payments for incentive compensation and pension plan contributions as compared with the same period in the prior year, partially offset by higher inventory levels.  Inventories increased $29.6 million from March 31, 2022 to June 30, 2022.  The Company has increased its inventory levels, particularly in the Climate Solutions segment, to meet planned production increases.  In addition, increased raw material prices and impacts from the global supply constraints and challenges have contributed to the higher inventory levels.

Capital Expenditures
Capital expenditures of $10.4 million during the first three months of fiscal 2023 decreased $1.0 million compared with the same period in the prior year.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2022, our leverage ratio and interest coverage ratio were 2.1 and 12.0, respectively.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2023 and beyond.

Share Repurchase Program

During fiscal 2021, our Board of Directors approved a $50.0 million share repurchase program, which expires in November 2022.  During the first quarter of fiscal 2023, we repurchased $1.1 million of common stock under this program and as of June 30, 2022, we had $48.9 million of the repurchase authorization remaining.  Our decision whether and to what extent to repurchase additional shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.  Other risks and uncertainties include, but are not limited to, the following:

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

•
Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.  The Company’s market risks have not materially changed since the fiscal 2022 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2022	_______	_______	_______	$50,000,000

May 1 – May 31, 2022	30,849 (b)	$10.54	_______	$50,000,000

June 1 – June 30, 2022	126,968 (b) (c)	$11.22	100,000	$48,894,053

Total	157,817 (b) (c)	$11.08	100,000

(a)
Effective November 5, 2020, the Board of Directors approved a two-year, $50.0 million share repurchase program.  This program allows the Company to repurchase Modine common stock at such times and prices deemed appropriate by the authorized officers of the Company.

(b)
Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

(c)	Includes shares acquired pursuant to the repurchase program described in (a) above.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Form of Fiscal 2023 Modine Performance Cash Award Agreement.		X

10.2	Form of Fiscal 2023 Modine Incentive Stock Option Award Agreement.		X

10.3	Form of Fiscal 2023 Modine Non-Qualified Stock Option Award Agreement.		X

10.4	Form of Fiscal 2023 Modine Restricted Stock Unit Award Agreement.		X

10.5	Amended and Restated 2020 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 21, 2022

10.6	Form of Fiscal 2023 Modine Non-Employee Director Deferred Restricted Stock Unit Award Agreement.		X

10.7	Form of Fiscal 2023 Modine Non-Employee Director Restricted Stock Unit Award Agreement.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: August 4, 2022

*	Executing as both the principal financial officer and a duly authorized officer of the Company