Form 10-Q
period 2022-09-30
MODINE MANUFACTURING CO
filed 2022-11-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,099,388 at October 28, 2022.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2022 and 2021
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net sales	$578.8	$478.9	$1,119.8	$973.5
Cost of sales	482.6	412.6	940.2	834.0
Gross profit	96.2	66.3	179.6	139.5
Selling, general and administrative expenses	58.8	51.9	115.1	111.3
Restructuring expenses	0.6	0.6	2.1	0.9
Impairment charges – net	-	3.3	-	1.5
Loss on sale of assets	-	-	-	6.6
Operating income	36.8	10.5	62.4	19.2
Interest expense	(4.7)	(3.8)	(8.8)	(8.0)
Other expense – net	(1.4)	(0.7)	(3.7)	(0.5)
Earnings before income taxes	30.7	6.0	49.9	10.7
Provision for income taxes	(6.4)	(5.4)	(11.3)	(7.3)
Net earnings	24.3	0.6	38.6	3.4
Net loss (earnings) attributable to noncontrolling interest	0.1	(0.2)	0.1	(0.7)
Net earnings attributable to Modine	$24.4	$0.4	$38.7	$2.7

Net earnings per share attributable to Modine shareholders:
Basic	$0.47	$0.01	$0.74	$0.05
Diluted	$0.46	$0.01	$0.74	$0.05

Weighted-average shares outstanding:
Basic	52.2	52.0	52.2	51.9
Diluted	52.7	52.6	52.5	52.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2022 and 2021
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net earnings	$24.3	$0.6	$38.6	$3.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(23.9)	(8.0)	(47.8)	(2.8)
Defined benefit plans	1.4	1.6	2.7	5.0
Cash flow hedges	-	-	(1.6)	(0.4)
Total other comprehensive income (loss)	(22.5)	(6.4)	(46.7)	1.8

Comprehensive income (loss)	1.8	(5.8)	(8.1)	5.2
Comprehensive loss (income) attributable to noncontrolling interest	0.6	0.2	1.0	(0.5)
Comprehensive income (loss) attributable to Modine	$2.4	$(5.6)	$(7.1)	$4.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2022 and March 31, 2022
(In millions, except per share amounts)
(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$70.1	$45.2
Trade accounts receivable – net	340.5	367.5
Inventories	293.7	281.2
Other current assets	62.9	63.7
Total current assets	767.2	757.6
Property, plant and equipment – net	291.2	315.4
Intangible assets – net	82.4	90.3
Goodwill	160.9	168.1
Deferred income taxes	23.8	27.2
Other noncurrent assets	66.7	68.4
Total assets	$1,392.2	$1,427.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$14.9	$7.7
Long-term debt – current portion	21.3	21.7
Accounts payable	309.1	325.8
Accrued compensation and employee benefits	86.2	85.1
Other current liabilities	55.0	54.2
Total current liabilities	486.5	494.5
Long-term debt	334.4	348.4
Deferred income taxes	4.3	5.9
Pensions	42.7	47.2
Other noncurrent liabilities	73.6	72.9
Total liabilities	941.5	968.9
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.1 million and 54.8 million shares	34.4	34.2
Additional paid-in capital	266.0	261.6
Retained earnings	383.1	344.4
Accumulated other comprehensive loss	(195.3)	(149.5)
Treasury stock, at cost, 3.1 million and 2.8 million shares	(43.3)	(40.0)
Total Modine shareholders’ equity	444.9	450.7
Noncontrolling interest	5.8	7.4
Total equity	450.7	458.1
Total liabilities and equity	$1,392.2	$1,427.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2022 and 2021
(In millions)
(Unaudited)

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$38.6	$3.4
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	27.3	26.6
Impairment charges – net	-	1.5
Loss on sale of assets	-	6.6
Stock-based compensation expense	3.5	3.6
Deferred income taxes	(0.5)	(1.7)
Other – net	1.8	1.2
Changes in operating assets and liabilities:
Trade accounts receivable	0.2	12.5
Inventories	(30.5)	(54.8)
Accounts payable	7.2	4.1
Other assets and liabilities	8.5	(22.0)
Net cash provided by (used for) operating activities	56.1	(19.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(23.0)	(20.4)
Proceeds from (payments for) disposition of assets	0.1	(5.2)
Disbursements for loan origination (see Note 1)	-	(4.7)
Other – net	-	1.3
Net cash used for investing activities	(22.9)	(29.0)

Cash flows from financing activities:
Borrowings of debt	141.1	199.9
Repayments of debt	(149.9)	(145.6)
Borrowings on bank overdraft facilities – net	9.2	10.5
Purchases of treasury stock under share repurchase program	(2.6)	-
Dividend paid to noncontrolling interest	(0.6)	(0.9)
Other – net	0.3	(0.2)
Net cash (used for) provided by financing activities	(2.5)	63.7

Effect of exchange rate changes on cash	(5.8)	(0.3)
Net increase in cash, cash equivalents, and restricted cash	24.9	15.4

Cash, cash equivalents, and restricted cash – beginning of period	45.4	46.1
Cash, cash equivalents, and restricted cash – end of period	$70.3	$61.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended September 30, 2022 and 2021
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1
Net earnings (loss)	-	-	-	24.4	-	-	(0.1)	24.3
Other comprehensive loss	-	-	-	-	(22.0)	-	(0.5)	(22.5)
Stock options and awards	0.2	0.1	0.9	-	-	-	-	1.0
Purchase of treasury stock	-	-	-	-	-	(1.6)	-	(1.6)
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2022	55.1	$34.4	$266.0	$383.1	$(195.3)	$(43.3)	$5.8	$450.7

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2
Net earnings	-	-	-	0.4	-	-	0.2	0.6
Other comprehensive loss	-	-	-	-	(6.0)	-	(0.4)	(6.4)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2021	54.5	$34.1	$259.4	$261.9	$(159.2)	$(39.2)	$7.0	$364.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2023 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

In connection with the sale of this business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  The buyer began borrowing under this facility during the second quarter of fiscal 2022. At both September 30, 2022 and March 31, 2022, the Company recorded a €4.0 million loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date. Borrowings under the loan facility currently bear interest at 3.7 percent.

Liquid-Cooled Automotive Business Held for Sale in Fiscal 2022
The Company previously agreed to sell its liquid-cooled automotive business.  During the first quarter of fiscal 2022, the Company and the prospective buyer modified the transaction perimeter to remove certain manufacturing operations.  U.S. GAAP requires companies to measure asset groups that revert back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell.  As a result, the Company evaluated the long-lived assets of these businesses that no longer met the requirements to be classified as held for sale and reversed $7.4 million of previously-recorded impairment charges during the first quarter of fiscal 2022 to adjust the long-lived assets to their estimated fair value.  This impairment reversal was partially offset by $8.6 million of impairment charges recorded during the first six months of fiscal 2022 related to other automotive assets held for sale.  The Company reported the net $1.2 million impairment charges during the first six months of fiscal 2022 within the impairment charges line on the consolidated statement of operations.

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

The Company’s operating segments and their principal revenue-generating activities are as follows:

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

Disaggregation of Revenue
The table below presents revenue for each of the Company’s operating segments.  Each segment’s revenue is disaggregated by product group, by geographic location and based upon the timing of revenue recognition.  The disaggregated revenue information presented in the table below for fiscal 2022 has been recast to be comparable with the fiscal 2023 presentation.

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$134.9	$-	$134.9	$119.2	$-	$119.2
HVAC & refrigeration	89.6	-	89.6	80.5	-	80.5
Data center cooling	31.3	-	31.3	17.3	-	17.3
Air-cooled	-	169.3	169.3	-	136.2	136.2
Liquid-cooled	-	119.0	119.0	-	97.1	97.1
Advanced solutions	-	34.7	34.7	-	28.6	28.6
Inter-segment sales	0.1	7.0	7.1	0.2	8.9	9.1
Net sales	$255.9	$330.0	$585.9	$217.2	$270.8	$488.0

Geographic location:
Americas	$156.3	$182.8	$339.1	$117.9	$144.5	$262.4
Europe	90.9	91.3	182.2	89.8	80.3	170.1
Asia	8.7	55.9	64.6	9.5	46.0	55.5
Net sales	$255.9	$330.0	$585.9	$217.2	$270.8	$488.0

Timing of revenue recognition:
Products transferred at a point in time	$243.0	$309.8	$552.8	$213.9	$250.5	$464.4
Products transferred over time	12.9	20.2	33.1	3.3	20.3	23.6
Net sales	$255.9	$330.0	$585.9	$217.2	$270.8	$488.0

	Six months ended September 30, 2022			Six months ended September 30, 2021
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$275.4	$-	$275.4	$236.9	$-	$236.9
HVAC & refrigeration	167.8	-	167.8	151.1	-	151.1
Data center cooling	56.8	-	56.8	35.5	-	35.5
Air-cooled	-	322.3	322.3	-	277.7	277.7
Liquid-cooled	-	229.9	229.9	-	215.8	215.8
Advanced solutions	-	67.6	67.6	-	56.5	56.5
Inter-segment sales	0.3	14.5	14.8	0.2	17.9	18.1
Net sales	$500.3	$634.3	$1,134.6	$423.7	$567.9	$991.6

Geographic location:
Americas	$295.7	$347.1	$642.8	$221.9	$282.8	$504.7
Europe	189.9	187.4	377.3	185.8	184.7	370.5
Asia	14.7	99.8	114.5	16.0	100.4	116.4
Net sales	$500.3	$634.3	$1,134.6	$423.7	$567.9	$991.6

Timing of revenue recognition:
Products transferred at a point in time	$473.8	$591.6	$1,065.4	$417.3	$528.1	$945.4
Products transferred over time	26.5	42.7	69.2	6.4	39.8	46.2
Net sales	$500.3	$634.3	$1,134.6	$423.7	$567.9	$991.6

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2022	March 31, 2022
Contract assets	$25.1	$26.8
Contract liabilities	14.6	11.8

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $1.7 million decrease in contract assets during the first six months of fiscal 2023 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $2.8 million increase in contract liabilities during the first six months of fiscal 2023 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

Note 4: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Service cost	$-	$-	$0.1	$0.1
Interest cost	2.0	1.9	4.0	3.7
Expected return on plan assets	(2.9)	(3.2)	(5.8)	(6.4)
Amortization of unrecognized net loss	1.5	1.7	2.9	3.4
Net periodic benefit cost	$0.6	$0.4	$1.2	$0.8

The Company’s funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations. In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company does not expect to make cash contributions to its U.S. pension plans during fiscal 2023.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $2.4 million for each of the three months ended September 30, 2022 and 2021. The Company recognized stock-based compensation expense of $3.5 million and $3.6 million for the six months ended September 30, 2022 and 2021, respectively.

The fair value of stock-based compensation awards granted during the six months ended September 30, 2022 and 2021 were as follows:

	Six months ended September 30,
	2022		2021
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$6.97	0.2	$8.98
Restricted stock awards	0.4	$12.51	0.3	$15.97
Unrestricted stock awards	-	-	0.1	$15.93

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first six months of fiscal 2023. The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2025.

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2022	2021
Expected life of awards in years	6.0	6.1
Risk-free interest rate	3.0%	1.0%
Expected volatility of the Company’s stock	57.8%	56.4%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of September 30, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.9	2.5
Restricted stock awards	6.7	2.3
Total	$9.6	2.4

Note 6: Restructuring Activities

During the first six months of fiscal 2023, restructuring and repositioning expenses primarily consisted of severance expenses related to targeted headcount reductions in Europe within the Performance Technologies segment.  In addition, the Company incurred equipment transfer costs and closure costs related to a previously-leased facility in the Performance Technologies and Climate Solutions segments, respectively.

During the first six months of fiscal 2022, restructuring and repositioning expenses primarily consisted of equipment transfer costs within the Performance Technologies segment and severance-related expenses within the Performance Technologies and Climate Solutions segments.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Employee severance and related benefits	$-	$0.2	$1.4	$0.3
Other restructuring and repositioning expenses	0.6	0.4	0.7	0.6
Total	$0.6	$0.6	$2.1	$0.9

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Three months ended September 30,
	2022	2021
Beginning balance	$17.4	$2.9
Additions	-	0.2
Payments	(3.4)	(0.1)
Effect of exchange rate changes	(1.1)	(0.2)
Ending balance	$12.9	$2.8

	Six months ended September 30,
	2022	2021
Beginning balance	$20.2	$4.0
Additions	1.4	0.3
Payments	(6.7)	(1.4)
Effect of exchange rate changes	(2.0)	(0.1)
Ending balance	$12.9	$2.8

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Interest income	$0.3	$0.1	$0.4	$0.1
Foreign currency transactions (a)	(1.1)	(0.5)	(3.1)	(0.1)
Net periodic benefit cost (b)	(0.6)	(0.3)	(1.0)	(0.5)
Total other expense – net	$(1.4)	$(0.7)	$(3.7)	$(0.5)

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

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 20.8 percent and 90.0 percent, respectively. The Company’s effective tax rate for the six months ended September 30, 2022 and 2021 was 22.6 percent and 68.2 percent, respectively. The effective tax rates for fiscal 2023 are lower than the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings. The effective tax rate for the first six months of fiscal 2022 was favorably impacted by a net $3.2  million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions.

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

At September 30, 2022, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $81.7 million and $25.1  million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances. At present, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.  Based upon current and anticipated future earnings in the U.S., the Company believes it is reasonably possible that in late fiscal 2023 or in fiscal 2024, sufficient positive evidence may be available to conclude that a significant portion of the U.S. valuation allowance is not needed. The Company estimates such valuation allowance release, if it were to occur, would result in a decrease to income tax expense of up to $70.0 million in the period recorded.  However, if a release of the valuation allowance does occur, the ultimate timing and amount could differ from the Company’s current estimates.

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

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net earnings attributable to Modine	$24.4	$0.4	$38.7	$2.7

Weighted-average shares outstanding - basic	52.2	52.0	52.2	51.9
Effect of dilutive securities	0.5	0.6	0.3	0.6
Weighted-average shares outstanding - diluted	52.7	52.6	52.5	52.5

Earnings per share:
Net earnings per share - basic	$0.47	$0.01	$0.74	$0.05
Net earnings per share - diluted	$0.46	$0.01	$0.74	$0.05

For both the three and six months ended September 30, 2022, the calculation of diluted earnings per share excluded 0.7 million and 0.1 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

For both the three and six months ended September 30, 2021, the calculation of diluted earnings per share excluded 0.6 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$70.1	$45.2
Restricted cash	0.2	0.2
Total cash, cash equivalents, and restricted cash	$70.3	$45.4

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	September 30, 2022	March 31, 2022
Raw materials	$200.4	$186.7
Work in process	50.3	55.1
Finished goods	43.0	39.4
Total inventories	$293.7	$281.2

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2022	March 31, 2022
Land	$14.9	$16.8
Buildings and improvements (10-40 years)	251.5	264.6
Machinery and equipment (3-15 years)	820.4	869.4
Office equipment (3-10 years)	88.3	96.2
Construction in progress	36.9	31.2
	1,212.0	1,278.2
Less: accumulated depreciation	(920.8)	(962.8)
Net property, plant and equipment	$291.2	$315.4

Note 13: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2022 to September 30, 2022.  The Company has recast the March 31, 2022 goodwill balances to be comparable with the current segment structure. There was no impact to the underlying reporting units as a result of the segment realignment during fiscal 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2022	$108.1	$60.0	$168.1
Effect of exchange rate changes	(6.8)	(0.4)	(7.2)
Goodwill, September 30, 2022	$101.3	$59.6	$160.9

Intangible assets consisted of the following:

	September 30, 2022			March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$57.9	$(20.6)	$37.3	$61.2	$(20.1)	$41.1
Trade names	49.3	(14.6)	34.7	50.8	(13.8)	37.0
Acquired technology	21.5	(11.1)	10.4	23.1	(10.9)	12.2
Total intangible assets	$128.7	$(46.3)	$82.4	$135.1	$(44.8)	$90.3

The Company recorded amortization expense of $2.0 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense of $4.0 million and $4.2 million for the six months ended September 30, 2022 and 2021, respectively. The Company estimates that it will record approximately $4.0 million of amortization expense during the remainder of fiscal 2023 and approximately $8.0 million of annual amortization expense in fiscal 2024 through 2028.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2022	2021
Beginning balance	$6.2	$5.6
Warranties recorded at time of sale	1.9	1.6
Adjustments to pre-existing warranties	(0.3)	(0.3)
Settlements	(1.3)	(1.3)
Effect of exchange rate changes	(0.3)	-
Ending balance	$6.2	$5.6

	Six months ended September 30,
	2022	2021
Beginning balance	$6.3	$5.2
Warranties recorded at time of sale	3.3	3.0
Adjustments to pre-existing warranties	(0.5)	(0.5)
Settlements	(2.4)	(2.1)
Effect of exchange rate changes	(0.5)	-
Ending balance	$6.2	$5.6

Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	September 30, 2022	March 31, 2022
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$52.3	$52.1
Finance lease ROU assets (a)	Property, plant and equipment – net	6.9	7.7

Lease Liabilities
Operating lease liabilities	Other current liabilities	$10.7	$12.7
Operating lease liabilities	Other noncurrent liabilities	42.9	41.2
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.2	2.8

(a)	Finance lease right-of-use (“ROU”) assets were recorded net of accumulated amortization, which totaled $2.8 million at both September 30, 2022 and March 31, 2022.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Operating lease expense (a)	$5.5	$4.8	$10.8	$9.4
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.3	0.3
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$5.8	$5.1	$11.2	$9.8

(a)
For the three and six months ended September 30, 2022, operating lease expense included short-term lease expense of $1.5 million and $2.8 million, respectively.  For the three and six months ended September 30, 2021, operating lease expense included short-term lease expense of $1.0 million and $1.8 million, respectively.  Variable lease expense was not significant.

Note 16: Indebtedness

As of September 30, 2022 and March 31, 2022, long-term debt consisted of the following:

_	Fiscal year of maturity	September 30, 2022	March 31, 2022
Term loans	2025	$153.2	$163.7
Revolving credit facility	2025	61.1	64.9
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	41.7	41.7
Other (a)		2.6	3.2
		358.6	373.5
Less: current portion		(21.3)	(21.7)
Less: unamortized debt issuance costs		(2.9)	(3.4)
Total long-term debt		$334.4	$348.4

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year (a)
Remainder of 2023	$14.8
2024	21.4
2025	204.1
2026	33.7
2027	33.7
2028 & beyond	50.9
Total	$358.6

(a)
Amounts reflect scheduled maturity payments as of September 30, 2022.  As described below, the Company executed an amended credit agreement in October 2022, which extended the maturity dates for the term loan and revolving credit facilities.

The Company maintains a credit agreement that provides for a multi-currency revolving credit facility, U.S. dollar- and euro-denominated term loan facilities, and shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At September 30, 2022, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 3.8 and 4.7 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

In October 2022, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and term loan facilities maturing in October 2027.  This credit agreement modified the Company’s then existing $250.0 million revolver and term loan facilities, which would have matured in June 2024.

At September 30, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $61.1 million and $5.5 million, respectively, and domestic letters of credit totaled $5.4 million.  As a result, available borrowing capacity under the Company’s revolving credit facility was $178.0 million as of September 30, 2022.  At March 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $64.9 million and $7.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $9.4 million and $0.7 million at September 30, 2022 and March 31, 2022, respectively.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of September 30, 2022.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2022 and March 31, 2022, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $130.6 million and $138.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have also impacted these market conditions, particularly driving higher oil and gas prices.  The Company is focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including rising raw material, energy and logistic costs, as well as delays and shortages in certain purchased commodities and components.

At this time, the Company cannot reasonably estimate the full impact that the ongoing supply chain challenges and other related economic and market dynamics will have on the Company’s business, results of operations and cash flows in the future.

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.3 million and $18.2 million as of September 30, 2022 and March 31, 2022, respectively.   During the first quarter of fiscal 2023 and 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million and $3.4 million, respectively.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2022				Six months ended September 30, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(62.6)	$(109.8)	$(0.9)	$(173.3)	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(23.4)	-	-	(23.4)	(46.9)	-	(1.2)	(48.1)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	2.7	-	2.7
Realized gains – net (b)	-	-	-	-	-	-	(0.4)	(0.4)
Income taxes	-	-	-	-	-	-	-	-
Total other comprehensive income (loss)	(23.4)	1.4	-	(22.0)	(46.9)	2.7	(1.6)	(45.8)

Ending balance	$(86.0)	$(108.4)	$(0.9)	$(195.3)	$(86.0)	$(108.4)	$(0.9)	$(195.3)

	Three months ended September 30, 2021				Six months ended September 30, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(26.0)	$(127.4)	$0.2	$(153.2)	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(7.6)	-	0.4	(7.2)	(2.6)	-	0.7	(1.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	3.3	-	3.3
Unrecognized net pension loss in disposed business (c)	-	-	-	-	-	1.7	-	1.7
Realized gains – net (b)	-	-	(0.3)	(0.3)	-	-	(1.0)	(1.0)
Income taxes	-	-	(0.1)	(0.1)	-	-	(0.1)	(0.1)
Total other comprehensive income (loss)	(7.6)	1.6	-	(6.0)	(2.6)	5.0	(0.4)	2.0

Ending balance	$(33.6)	$(125.8)	$0.2	$(159.2)	$(33.6)	$(125.8)	$0.2	$(159.2)

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

Note 19: Segment Information

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the previously-reported BHVAC and CIS segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported HDE and Automotive segments and the CIS Coatings business.  See Note 2 for information regarding the primary operating activities of each segment.  The Company’s new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  The Company expects this simplified segment structure will allow it to better focus resources on targeted growth opportunities and allow for an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.  The segment realignment had no impact on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended September 30,
	2022			2021
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$255.8	$0.1	$255.9	$217.0	$0.2	$217.2
Performance Technologies	323.0	7.0	330.0	261.9	8.9	270.8
Segment total	578.8	7.1	585.9	478.9	9.1	488.0
Corporate and eliminations	-	(7.1)	(7.1)	-	(9.1)	(9.1)
Net sales	$578.8	$-	$578.8	$478.9	$-	$478.9

	Six months ended September 30,
	2022			2021
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$500.0	$0.3	$500.3	$423.5	$0.2	$423.7
Performance Technologies	619.8	14.5	634.3	550.0	17.9	567.9
Segment total	1,119.8	14.8	1,134.6	973.5	18.1	991.6
Corporate and eliminations	-	(14.8)	(14.8)	-	(18.1)	(18.1)
Net sales	$1,119.8	$-	$1,119.8	$973.5	$-	$973.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
Climate Solutions	$57.3	22.4%	$35.9	16.5%	$107.7	21.5%	$68.5	16.2%
Performance Technologies	39.2	11.9%	29.5	10.9%	72.2	11.4%	69.7	12.3%
Segment total	96.5	16.5%	65.4	13.4%	179.9	15.9%	138.2	13.9%
Corporate and eliminations	(0.3)	-	0.9	-	(0.3)	-	1.3	-
Gross profit	$96.2	16.6%	$66.3	13.8%	$179.6	16.0%	$139.5	14.3%

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Operating income:
Climate Solutions	$32.7	$13.9	$59.7	$24.6
Performance Technologies	16.3	2.1	23.7	17.8
Segment total	49.0	16.0	83.4	42.4
Corporate and eliminations	(12.2)	(5.5)	(21.0)	(23.2)
Operating income	$36.8	$10.5	$62.4	$19.2

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	September 30, 2022	March 31, 2022
Assets:
Climate Solutions	$295.0	$291.7
Performance Technologies	339.2	357.0
Other (a)	758.0	778.3
Total assets	$1,392.2	$1,427.0

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2022 was the second quarter of fiscal 2023.

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions.  Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have also impacted these market conditions, particularly driving higher oil and gas prices.  We, like many companies, have experienced labor shortages and negative impacts from supply chain challenges, including rising costs for raw materials and logistics, as well as delays and shortages in certain commodities and components we purchase from suppliers.  We are focused on mitigating the negative impacts of these supply chain challenges and inflationary market conditions.  We have implemented selling price increases for many of our products in response to raw material and other price increases and are engaged with suppliers to ensure availability of key raw materials.

We cannot reasonably estimate the full impact that the ongoing supply chain challenges and other related economic and market dynamics will have on our business, results of operations, or cash flows in the future.

Second Quarter Highlights
Net sales in the second quarter of fiscal 2023 increased $99.9 million, or 21 percent, from the second quarter of fiscal 2022, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $70.0 million, or 17 percent, primarily due to higher sales volume and higher raw material costs.  Gross profit increased $29.9 million and gross margin improved 280 basis points to 16.6 percent.  Selling, general and administrative (“SG&A”) expenses increased $6.9 million, primarily due to higher compensation-related expenses.  Operating income of $36.8 million during the second quarter of fiscal 2023 increased $26.3 million from the prior year, primarily due to higher earnings in our Climate Solutions and Performance Technologies segments.

Year-to-date Highlights
Net sales in the first six months of fiscal 2023 increased $146.3 million, or 15 percent, from the same period last year, primarily due to higher sales in our Climate Solutions and Performance Technologies segments.  Cost of sales increased $106.2 million, or 13 percent, from the same period last year, primarily due to higher sales volume and higher raw material costs, including underlying metal prices and related premiums, fabrication, freight, and packaging costs.  Gross profit increased $40.1 million and gross margin improved 170 basis points to 16.0 percent.  SG&A expenses increased $3.8 million, primarily due to higher compensation-related expenses.  Operating income of $62.4 million during the first six months of fiscal 2023 increased $43.2 million from the prior year, primarily due to higher earnings in our Climate Solutions and Performance Technologies segments.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2022 and 2021:

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$578.8	100.0%	$478.9	100.0%	$1,119.8	100.0%	$973.5	100.0%
Cost of sales	482.6	83.4%	412.6	86.2%	940.2	84.0%	834.0	85.7%
Gross profit	96.2	16.6%	66.3	13.8%	179.6	16.0%	139.5	14.3%
Selling, general and administrative expenses	58.8	10.1%	51.9	10.8%	115.1	10.3%	111.3	11.4%
Restructuring expenses	0.6	0.1%	0.6	0.1%	2.1	0.2%	0.9	0.1%
Impairment charges – net	-	-	3.3	0.7%	-	-	1.5	0.1%
Loss on sale of assets	-	-	-	-	-	-	6.6	0.7%
Operating income	36.8	6.4%	10.5	2.2%	62.4	5.6%	19.2	2.0%
Interest expense	(4.7)	-0.8%	(3.8)	-0.8%	(8.8)	-0.8%	(8.0)	-0.8%
Other expense – net	(1.4)	-0.3%	(0.7)	-0.1%	(3.7)	-0.3%	(0.5)	-0.1%
Earnings before income taxes	30.7	5.3%	6.0	1.3%	49.9	4.5%	10.7	1.1%
Provision for income taxes	(6.4)	-1.1%	(5.4)	-1.1%	(11.3)	-1.0%	(7.3)	-0.8%
Net earnings	$24.3	4.2%	$0.6	0.1%	$38.6	3.4%	$3.4	0.3%

Comparison of Three Months ended September 30, 2022 and 2021

Second quarter net sales of $578.8 million were $99.9 million, or 21 percent, higher than the second quarter of the prior year, primarily due to higher sales volume in our each of our segments and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $36.3 million unfavorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $59.2 million and $38.7 million, respectively.

Second quarter cost of sales increased $70.0 million, or 17 percent, primarily due to higher sales volume and higher raw material costs, which increased approximately $15.0 million.  These increases were partially offset by a $31.6 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 280 basis points to 83.4 percent, primarily due to the favorable impact of higher sales volume and favorable commercial pricing, partially offset by higher labor and inflationary costs and, to a lesser extent, higher material costs.

As a result of higher sales and lower cost of sales as a percentage of sales, second quarter gross profit increased $29.9 million and gross margin improved 280 basis points to 16.6 percent.

Second quarter SG&A expenses increased $6.9 million, primarily driven by higher compensation-related expenses, which increased approximately $8.0 million, and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.  The compensation-related expenses included higher incentive compensation and commission expenses, driven by improved financial results and higher sales, respectively, as compared with the prior year.  These increases were partially offset by a $2.6 million favorable impact of foreign currency exchange rates and lower strategic reorganization costs recorded at Corporate, which decreased $1.6 million.

Restructuring expenses of $0.6 million in the second quarter of fiscal 2023 primarily related to equipment transfer and facility closure costs in the Performance Technologies and Climate Solutions segments, respectively.

The impairment charges of $3.3 million in the second quarter of fiscal 2022 related to assets held for sale within the Performance Technologies segment.

Operating income of $36.8 million in the second quarter of fiscal 2023 increased $26.3 million compared with the second quarter of fiscal 2022, primarily due to higher earnings in our Climate Solutions and Performance Technologies segments.

Interest expense during the second quarter of fiscal 2023 increased $0.9 million compared with the second quarter of fiscal 2022, primarily due to unfavorable changes in interest rates.

The provision for income taxes was $6.4 million and $5.4 million in the second quarter of fiscal 2023 and 2022, respectively.  The $1.0 million increase was primarily due to changes in the mix and amount of foreign and U.S. earnings, partially offset by the absence of a $1.6 million income tax charge recorded during the second quarter of the prior year for a valuation allowance in a foreign jurisdiction.

Comparison of Six Months ended September 30, 2022 and 2021

Fiscal 2023 year-to-date net sales of $1,119.8 million were $146.3 million, or 15 percent, higher than the same period last year, primarily due to higher sales volume in both of our segments and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $62.9 million unfavorable impact of foreign currency exchange rates.  Sales in the Climate Solutions and Performance Technologies segments increased $76.6 million and $66.4 million, respectively.

Fiscal 2023 year-to-date cost of sales of $940.2 million increased $106.2 million, or 13 percent, primarily due to higher sales volume and higher raw material prices, which increased approximately $49.0 million.  These increases were partially offset by a $54.7 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 170 basis points to 84.0 percent, primarily due to the favorable impact of higher sales volume and favorable commercial pricing, partially offset by higher material, labor and other inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $40.1 million and gross margin improved 170 basis points to 16.0 percent.

Fiscal 2023 year-to-date SG&A expenses increased $3.8 million, primarily driven by higher compensation-related expenses, which increased approximately $10.0 million and included higher incentive compensation and commission-related expenses, and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by lower costs and charges at Corporate and a $4.8 million favorable impact of foreign currency exchange rates.  Compared with the prior year, environmental charges related to a previously-closed manufacturing facility in the U.S., strategic reorganization costs, and costs associated with our review of strategic alternatives for our automotive businesses recorded at Corporate decreased $2.2 million, $2.2 million, and $2.0 million, respectively.

Restructuring expenses of $2.1 million in the first six months of fiscal 2023 increased $1.2 million compared with the same period last year, primarily due to higher severance expenses in the Performance Technologies segment.

The net impairment charges of $1.5 million during the first six months of fiscal 2022 primarily related to assets held for sale in the Performance Technologies segment.

We sold our Austrian air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $62.4 million during the first six months of fiscal 2023 increased $43.2 million compared with the same period last year and was primarily due to higher earnings in our Climate Solutions and Performance Technologies segments, and the absence of the loss on the sale of the Austrian air-cooled automotive business in the prior year.

Interest expense during the first six months of fiscal 2023 increased $0.8 million compared with the same period in the prior year, primarily due to unfavorable changes in interest rates.

The provision for income taxes was $11.3 million and $7.3 million during the first six months of fiscal 2023 and 2022, respectively.  The $4.0 million increase was primarily due to the absence of a net $3.2 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions recorded in the prior year and changes in the mix and amount of foreign and U.S. earnings.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2022, we began managing the company under two operating segments, Climate Solutions and Performance Technologies.  Our new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  We expect this simplified segment structure will allow us to better focus resources on targeted growth opportunities and allow for an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.

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

The following is a discussion of our segment results of operations for the three months and six months ended September 30, 2022 and 2021:

Climate Solutions

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$255.9	100.0%	$217.2	100.0%	$500.3	100.0%	$423.7	100.0%
Cost of sales	198.6	77.6%	181.3	83.5%	392.6	78.5%	355.2	83.8%
Gross profit	57.3	22.4%	35.9	16.5%	107.7	21.5%	68.5	16.2%
Selling, general and administrative expenses	24.3	9.5%	21.8	10.0%	47.7	9.5%	43.4	10.3%
Restructuring expenses	0.3	0.1%	0.2	0.1%	0.3	0.1%	0.2	-
Impairment charge	-	-	-	-	-	-	0.3	0.1%
Operating income	$32.7	12.8%	$13.9	6.4%	$59.7	11.9%	$24.6	5.8%

Comparison of Three Months ended September 30, 2022 and 2021

Climate Solutions net sales increased $38.7 million, or 18 percent, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher sales volume and favorable commercial pricing.  These increases were partially offset by a $16.5 million unfavorable impact of foreign currency exchange rates.  Compared with the second quarter of the prior year, sales of heat transfer, data center cooling, and HVAC & refrigeration products increased $15.7 million, $14.0 million, and $9.1 million, respectively.

Climate Solutions cost of sales increased $17.3 million, or 10 percent, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher sales volume, partially offset by a $14.3 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 590 basis points to 77.6 percent, primarily due to the favorable impact of higher sales volume, favorable commercial pricing, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $21.4 million and gross margin improved 590 basis points to 22.4 percent.

SG&A expenses increased $2.5 million, yet decreased 50 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $3.0 million and included higher commission expenses.  This increase was partially offset by a $1.3 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $0.3 million increased $0.1 million compared with the second quarter of fiscal 2022, primarily due to closure costs related to a previously-leased facility.

Operating income of $32.7 million increased $18.8 million from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months ended September 30, 2022 and 2021

Climate Solutions year-to-date net sales increased $76.6 million, or 18 percent, from the same period last year, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $29.9 million unfavorable impact of foreign currency exchange rates.  Compared with the same period in the prior year, sales of heat transfer, data center cooling, and HVAC & refrigeration products increased $38.5 million, $21.3 million, and $16.7 million, respectively.

Climate Solutions year-to-date cost of sales increased $37.4 million, or 11 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $17.0 million.  These increases were partially offset by a $25.4 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 530 basis points to 78.5 percent, primarily due to the favorable impact of higher sales volume, favorable commercial pricing, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $39.2 million and gross margin improved 530 basis points to 21.5 percent.

Climate Solutions year-to-date SG&A expenses increased $4.3 million, yet decreased 80 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including higher commission expenses, and increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $2.4 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $0.3 million increased $0.1 million compared with the same period last year, primarily due to closure costs related to a previously-leased facility.

During the first quarter of fiscal 2022, we recorded an impairment charge of $0.3 million to write-down a previously-closed manufacturing facility in the U.S. to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income of $59.7 million increased $35.1 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$330.0	100.0%	$270.8	100.0%	$634.3	100.0%	$567.9	100.0%
Cost of sales	290.8	88.1%	241.3	89.1%	562.1	88.6%	498.2	87.7%
Gross profit	39.2	11.9%	29.5	10.9%	72.2	11.4%	69.7	12.3%
Selling, general and administrative expenses	22.6	6.9%	23.7	8.7%	46.7	7.4%	50.0	8.8%
Restructuring expenses	0.3	0.1%	0.4	0.2%	1.8	0.3%	0.7	0.1%
Impairment charges - net	-	-	3.3	1.2%	-	-	1.2	0.2%
Operating income	$16.3	4.9%	$2.1	0.8%	$23.7	3.7%	$17.8	3.1%

Comparison of Three Months ended September 30, 2022 and 2021

Performance Technologies net sales increased $59.2 million, or 22 percent, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $19.9 million unfavorable impact of foreign currency exchange rates.  Compared with the second quarter of the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products increased $33.1 million, $21.9 million, and $6.1 million respectively.

Performance Technologies cost of sales increased $49.5 million, or 21 percent, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher sales volume and higher raw material prices, which increased by approximately $13.0 million.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales in the second quarter of fiscal 2023.  During the second quarter of fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business.  We resumed depreciating these assets when they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $17.4 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 100 basis points to 88.1 percent, primarily due to the favorable impact of higher sales volume and commercial pricing, partially offset by higher labor and inflationary costs and, to a lesser extent, higher material costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $9.7 million and gross margin improved 100 basis points to 11.9 percent.

SG&A expenses decreased $1.1 million compared with the second quarter of the prior year.  As a percentage of sales, SG&A expenses decreased by 180 basis points.  The decrease in SG&A expenses was primarily due to a $1.5 million favorable impact of foreign currency exchange rate changes and, to a lesser extent, lower compensation-related expenses.  These decreases were partially offset by increases in other general and administrative expenses that have been impacted by inflationary market conditions.

Restructuring expenses of $0.3 million decreased $0.1 million compared with the second quarter of fiscal 2022, primarily due to lower equipment transfer costs.

The impairment charges of $3.3 million in the second quarter of fiscal 2022 related to assets in our liquid-cooled automotive business, which were held for sale during the quarter.

Operating income of $16.3 million increased $14.2 million from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily due to higher gross profit and the absence of impairment charges.

Comparison of Six Months ended September 30, 2022 and 2021

Performance Technologies year-to-date net sales increased $66.4 million, or 12 percent, from the same period last year, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $33.1 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, the absence of sales from the Austrian air-cooled automotive business, which we sold on April 30, 2021.  Compared with the same period in the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products increased $44.6 million, $14.1 million, and $11.1 million respectively.

Performance Technologies year-to-date cost of sales increased $63.9 million, or 13 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $32.0 million.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales.  During the first six months of fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business.  We resumed depreciating these assets when they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $29.4 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales increased 90 basis points to 88.6 percent, primarily due to the higher material, labor and other inflationary costs, partially offset by the favorable impact of higher sales volume.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $2.5 million and gross margin declined 90 basis points to 11.4 percent.

Performance Technologies year-to-date SG&A expenses decreased $3.3 million compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses decreased by 140 basis points.  The decrease in SG&A expenses was primarily due to a $2.6 million favorable impact of foreign currency exchange rate changes and, to a lesser extent, lower compensation-related expenses.

Restructuring expenses during the first six months of fiscal 2023 increased $1.1 million compared with the same period last year, primarily due to higher severance expenses.  The severance expenses during the first six months of fiscal 2023 primarily related to targeted headcount reductions in Europe.  Restructuring expenses during the first six months of fiscal 2022 primarily consisted of equipment transfer costs.

The year-to-date net impairment charges of $1.2 million in fiscal 2022 primarily related to assets in our liquid-cooled automotive business.  During the first six months of fiscal 2022, we recorded a total of $8.6 million of non-cash impairment charges related to assets held for sale.  These impairment charges were partially offset by a $7.4 million impairment reversal recorded during the first quarter of fiscal 2022 in connection with a sale perimeter modification with the prospective buyer.  As a result of the modification, we adjusted the long-lived assets that no longer met the requirements to be classified as held for sale to their estimated fair value.

Operating income of $23.7 million increased $5.9 million from the same period last year, primarily due to lower SG&A expenses and higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2022 of $70.1 million, and available borrowing capacity under our revolving credit facility.  Given our extensive international operations, approximately $66.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended September 30, 2022 was $56.1 million, which represents a $75.1 million increase compared with the net cash used for operating activities in the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital and the favorable impact of higher earnings, as compared with the same period in the prior year.  While inventories have increased $12.5 million from March 31, 2022 to September 30, 2022, the increase has been less significant than the increase during the same period last year.  In fiscal 2023, the Company has increased its inventory levels, particularly in the Climate Solutions segment, to meet planned production increases.  In fiscal 2022, the higher inventory levels largely resulted from increased raw material prices and impacts from global supply constraints and challenges, which continue to impact our businesses in fiscal 2023.  In addition, the favorable changes in working capital include lower payments for incentive compensation and lower pension plan contributions in fiscal 2023, as compared with the same period in the prior year.

Capital Expenditures
Capital expenditures of $23.0 million during the first six months of fiscal 2023 increased $2.6 million compared with the same period in the prior year.

Debt
In October 2022, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and term loan facilities maturing in October 2027.  This credit agreement modified our then existing $250.0 million revolver and term loan facilities, which would have matured in June 2024.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2022, our leverage ratio and interest coverage ratio were 1.7 and 12.7, respectively.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2023 and beyond.

Share Repurchase Program
During the first six months of fiscal 2023, we repurchased $2.6 million of our common stock.  As our current repurchase authorization expires in early November 2022, our Board of Directors has authorized additional share repurchases of up to $50.0 million.  This authorization expires on November 5, 2024.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market Risks:

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, including rising energy costs, along with supply chain challenges, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and including impacts associated with the military conflict between Russia and Ukraine;

•
The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; increases in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;

•
The impact of potential further price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;

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

•	The impact of product or manufacturing difficulties or operating inefficiencies, including program launch and product transfer challenges and warranty claims;

•	The impact of delays or modifications initiated by major customers with respect to program launches, product applications or requirements;

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

Strategic Risks:

•
Our ability to successfully realize anticipated benefits from strategic initiatives and our continued application of 80/20 principles across our business, through which we are focused on reducing complexity and growing businesses with strong market drivers;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 – July 31, 2022	56 (b)	$10.55	_______	$48,894,053

August 1 – August 31, 2022	2,719 (b)	$16.56	_______	$48,894,053

September 1 – September 30, 2022	100,000 (c)	$15.35	100,000	$47,359,156

Total	102,775	$15.38	100,000

(a)
In fiscal 2021, the Company’s Board of Directors previously authorized officers to repurchase up to $50.0 million of Modine common stock at such times and prices they deemed appropriate.  As the current repurchase program expires in early November 2022, the Board of Directors effectively extended the program by approving a new two-year, $50.0 million share repurchase program that will become effective on November 5, 2022.

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

(c)	Includes shares acquired pursuant to the repurchase program described in (a) above.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
4.1	Fifth Amended and Restated Credit Agreement dated as of October 12, 2022.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 12, 2022

10.1	Form of Fiscal 2023 Modine Retention Restricted Stock Unit Award Agreement.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 19, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: November 3, 2022

*	Executing as both the principal financial officer and a duly authorized officer of the Company