Form 10-Q
period 2022-12-31
MODINE MANUFACTURING CO
filed 2023-02-02
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,120,189 at January 27, 2023.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2022 and 2021
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net sales	$560.0	$502.2	$1,679.8	$1,475.7
Cost of sales	462.4	427.6	1,402.6	1,261.6
Gross profit	97.6	74.6	277.2	214.1
Selling, general and administrative expenses	58.0	50.3	173.1	161.6
Restructuring expenses	0.1	2.1	2.2	3.0
Impairment charges (reversals) – net	-	(57.2)	-	(55.7)
Loss on sale of assets	-	-	-	6.6
Operating income	39.5	79.4	101.9	98.6
Interest expense	(5.9)	(3.8)	(14.7)	(11.8)
Other expense – net	(0.4)	(1.1)	(4.1)	(1.6)
Earnings before income taxes	33.2	74.5	83.1	85.2
Provision for income taxes	(8.5)	(0.1)	(19.8)	(7.4)
Net earnings	24.7	74.4	63.3	77.8
Net earnings attributable to noncontrolling interest	(0.2)	(0.3)	(0.1)	(1.0)
Net earnings attributable to Modine	$24.5	$74.1	$63.2	$76.8

Net earnings per share attributable to Modine shareholders:
Basic	$0.47	$1.42	$1.21	$1.48
Diluted	$0.46	$1.41	$1.20	$1.46

Weighted-average shares outstanding:
Basic	52.3	52.0	52.2	51.9
Diluted	52.9	52.4	52.7	52.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2022 and 2021
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net earnings	$24.7	$74.4	$63.3	$77.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	23.1	(3.3)	(24.7)	(6.1)
Defined benefit plans	1.3	1.6	4.0	6.6
Cash flow hedges	1.5	0.2	(0.1)	(0.2)
Total other comprehensive income (loss)	25.9	(1.5)	(20.8)	0.3

Comprehensive income (loss)	50.6	72.9	42.5	78.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	(0.4)	0.2	(0.9)
Comprehensive income (loss) attributable to Modine	$49.8	$72.5	$42.7	$77.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and March 31, 2022
(In millions, except per share amounts)
(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$82.2	$45.2
Trade accounts receivable – net	347.4	367.5
Inventories	313.6	281.2
Other current assets	64.6	63.7
Total current assets	807.8	757.6
Property, plant and equipment – net	301.0	315.4
Intangible assets – net	82.8	90.3
Goodwill	164.8	168.1
Deferred income taxes	25.6	27.2
Other noncurrent assets	65.0	68.4
Total assets	$1,447.0	$1,427.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$11.3	$7.7
Long-term debt – current portion	19.6	21.7
Accounts payable	302.2	325.8
Accrued compensation and employee benefits	83.2	85.1
Other current liabilities	49.6	54.2
Total current liabilities	465.9	494.5
Long-term debt	358.9	348.4
Deferred income taxes	4.4	5.9
Pensions	43.6	47.2
Other noncurrent liabilities	72.7	72.9
Total liabilities	945.5	968.9
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.3 million and 54.8 million shares	34.6	34.2
Additional paid-in capital	268.8	261.6
Retained earnings	407.6	344.4
Accumulated other comprehensive loss	(170.0)	(149.5)
Treasury stock, at cost, 3.2 million and 2.8 million shares	(46.1)	(40.0)
Total Modine shareholders’ equity	494.9	450.7
Noncontrolling interest	6.6	7.4
Total equity	501.5	458.1
Total liabilities and equity	$1,447.0	$1,427.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2022 and 2021
(In millions)
(Unaudited)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$63.3	$77.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40.7	40.4
Impairment charges (reversals) – net	-	(55.7)
Loss on sale of assets	-	6.6
Stock-based compensation expense	5.0	4.7
Deferred income taxes	(0.9)	(4.7)
Other – net	4.0	2.0
Changes in operating assets and liabilities:
Trade accounts receivable	5.4	5.8
Inventories	(40.0)	(66.6)
Accounts payable	(9.3)	24.9
Other assets and liabilities	(0.3)	(27.8)
Net cash provided by operating activities	67.9	7.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(35.2)	(30.7)
Proceeds from (payments for) disposition of assets	0.1	(7.6)
Disbursements for loan origination (see Note 1)	-	(4.7)
Other – net	(0.1)	1.3
Net cash used for investing activities	(35.2)	(41.7)

Cash flows from financing activities:
Borrowings of debt	233.8	278.6
Repayments of debt	(226.4)	(221.9)
Borrowings (repayments) on bank overdraft facilities – net	4.6	(5.0)
Financing fees paid	(0.6)	(0.2)
Purchases of treasury stock under share repurchase program	(4.7)	-
Dividend paid to noncontrolling interest	(0.6)	(0.9)
Other – net	1.3	(0.4)
Net cash provided by financing activities	7.4	50.2

Effect of exchange rate changes on cash	(3.1)	(0.7)
Net increase in cash, cash equivalents, and restricted cash	37.0	15.2

Cash, cash equivalents, and restricted cash – beginning of period	45.4	46.1
Cash, cash equivalents, and restricted cash – end of period	$82.4	$61.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended December 31, 2022 and 2021
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1
Net earnings (loss)	-	-	-	24.4	-	-	(0.1)	24.3
Other comprehensive loss	-	-	-	-	(22.0)	-	(0.5)	(22.5)
Stock options and awards	0.2	0.1	0.9	-	-	-	-	1.0
Purchase of treasury stock	-	-	-	-	-	(1.6)	-	(1.6)
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2022	55.1	$34.4	$266.0	$383.1	$(195.3)	$(43.3)	$5.8	$450.7
Net earnings	-	-	-	24.5	-	-	0.2	24.7
Other comprehensive income	-	-	-	-	25.3	-	0.6	25.9
Stock options and awards	0.2	0.2	1.3	-	-	-	-	1.5
Purchase of treasury stock	-	-	-	-	-	(2.8)	-	(2.8)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Balance, December 31, 2022	55.3	$34.6	$268.8	$407.6	$(170.0)	$(46.1)	$6.6	$501.5

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	2.3	-	-	0.5	2.8
Other comprehensive income	-	-	-	-	8.0	-	0.2	8.2
Stock options and awards	0.2	0.1	0.7	-	-	-	-	0.8
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	1.2	-	-	-	-	1.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, June 30, 2021	54.5	$34.0	$256.9	$261.5	$(153.2)	$(39.2)	$7.2	$367.2
Net earnings	-	-	-	0.4	-	-	0.2	0.6
Other comprehensive loss	-	-	-	-	(6.0)	-	(0.4)	(6.4)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2021	54.5	$34.1	$259.4	$261.9	$(159.2)	$(39.2)	$7.0	$364.0
Net earnings	-	-	-	74.1	-	-	0.3	74.4
Other comprehensive income (loss)	-	-	-	-	(1.6)	-	0.1	(1.5)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(0.5)	-	(0.5)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Balance, December 31, 2021	54.6	$34.2	$260.5	$336.0	$(160.8)	$(39.7)	$7.4	$437.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2023 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

In connection with the sale of this business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  The buyer began borrowing under this facility during the second quarter of fiscal 2022. At both December 31, 2022 and March 31, 2022, the Company recorded a €4.0 million loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date. Borrowings under the loan facility currently bear interest at 4.6 percent.

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

During the third quarter of fiscal 2022, the Company and the prospective buyer terminated the sale agreement and the liquid-cooled automotive business reverted back to held and used classification.  As a result, the Company remeasured the long-lived assets within the liquid-cooled automotive business and reversed $57.2 million of previously-recorded held for sale impairment charges during the third quarter of fiscal 2022.

On a year-to-date basis, the $64.6 million of impairment reversals described above were partially offset by $8.6 million of impairment charges related to the automotive assets while they were classified as held for sale during fiscal 2022, resulting in a net impairment reversal of $56.0 million.  The Company reported all impairment charges and reversals during fiscal 2022 within the impairment charges (reversals) line on the consolidated statements of operations.

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

New Accounting Guidance: Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance that will require companies that use supplier finance programs to disclose information about the programs, including key terms, outstanding obligations under such programs and where outstanding amounts are presented within their financial statements.  In addition, a roll forward of obligations under supplier finance programs will be required annually.  The new guidance is effective for the Company’s fiscal 2024 financial statements, with the exception of the roll forward disclosure requirement, which will become effective one year later.  The Company is currently evaluating the new disclosures, but does not expect the guidance will have a material impact on its consolidated financial statements.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Disaggregation of Revenue

The tables below present revenue for each of the Company’s operating segments.  Each segment’s revenue is disaggregated by product group, by geographic location and based upon the timing of revenue recognition.  The disaggregated revenue information presented in the tables below for fiscal 2022 has been recast to be comparable with the fiscal 2023 presentation.

	Three months ended December 31, 2022			Three months ended December 31, 2021
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$119.3	$-	$119.3	$116.5	$-	$116.5
HVAC & refrigeration	89.0	-	89.0	86.8	-	86.8
Data center cooling	40.3	-	40.3	24.0	-	24.0
Air-cooled	-	158.9	158.9	-	138.1	138.1
Liquid-cooled	-	117.3	117.3	-	106.8	106.8
Advanced solutions	-	35.2	35.2	-	30.0	30.0
Inter-segment sales	-	6.4	6.4	-	7.1	7.1
Net sales	$248.6	$317.8	$566.4	$227.3	$282.0	$509.3

Geographic location:
Americas	$148.5	$167.2	$315.7	$126.1	$141.2	$267.3
Europe	94.4	97.6	192.0	95.2	85.8	181.0
Asia	5.7	53.0	58.7	6.0	55.0	61.0
Net sales	$248.6	$317.8	$566.4	$227.3	$282.0	$509.3

Timing of revenue recognition:
Products transferred at a point in time	$233.3	$301.0	$534.3	$223.2	$263.5	$486.7
Products transferred over time	15.3	16.8	32.1	4.1	18.5	22.6
Net sales	$248.6	$317.8	$566.4	$227.3	$282.0	$509.3

	Nine months ended December 31, 2022			Nine months ended December 31, 2021
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$394.7	$-	$394.7	$353.4	$-	$353.4
HVAC & refrigeration	256.8	-	256.8	237.9	-	237.9
Data center cooling	97.1	-	97.1	59.5	-	59.5
Air-cooled	-	481.2	481.2	-	415.8	415.8
Liquid-cooled	-	347.2	347.2	-	322.6	322.6
Advanced solutions	-	102.8	102.8	-	86.5	86.5
Inter-segment sales	0.3	20.9	21.2	0.2	25.0	25.2
Net sales	$748.9	$952.1	$1,701.0	$651.0	$849.9	$1,500.9

Geographic location:
Americas	$444.2	$514.3	$958.5	$348.0	$424.0	$772.0
Europe	284.3	285.0	569.3	281.0	270.5	551.5
Asia	20.4	152.8	173.2	22.0	155.4	177.4
Net sales	$748.9	$952.1	$1,701.0	$651.0	$849.9	$1,500.9

Timing of revenue recognition:
Products transferred at a point in time	$707.1	$892.6	$1,599.7	$640.5	$791.6	$1,432.1
Products transferred over time	41.8	59.5	101.3	10.5	58.3	68.8
Net sales	$748.9	$952.1	$1,701.0	$651.0	$849.9	$1,500.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Contract Balances

Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2022	March 31, 2022
Contract assets	$23.8	$26.8
Contract liabilities	11.9	11.8

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $3.0 million decrease in contract assets during the first nine months of fiscal 2023 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $0.1 million increase in contract liabilities during the first nine months of fiscal 2023 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 4: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.0	1.8	6.0	5.5
Expected return on plan assets	(2.9)	(3.2)	(8.7)	(9.6)
Amortization of unrecognized net loss	1.4	1.7	4.3	5.1
Net periodic benefit cost	$0.6	$0.4	$1.8	$1.2

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

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $1.5 million and $1.1 million for the three months ended December 31, 2022 and 2021, respectively. The Company recognized stock-based compensation expense of $5.0 million and $4.7 million for the nine months ended December 31, 2022 and 2021, respectively.

The weighted-average fair value of stock-based compensation awards granted during the nine months ended December 31, 2022 and 2021 were as follows:

	Nine months ended December 31,
	2022		2021
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.2	$6.99	0.2	$8.79
Restricted stock awards	0.5	$13.49	0.3	$14.96
Unrestricted stock awards	-	-	0.1	$15.93

In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants during the first nine months of fiscal 2023. The performance metrics for the cash awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2025.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2022	2021
Expected life of awards in years	6.0	6.1
Risk-free interest rate	3.0%	1.1%
Expected volatility of the Company’s stock	57.8%	56.5%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of December 31, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.6	2.3
Restricted stock awards	7.6	2.0
Total	$10.2	2.1

Note 6: Restructuring Activities

During the first nine months of fiscal 2023, restructuring and repositioning expenses primarily consisted of severance expenses related to targeted headcount reductions in Europe within the Performance Technologies segment.  In addition, the Company incurred equipment transfer costs and closure costs related to a previously-leased facility in the Performance Technologies and Climate Solutions segments, respectively.

During the first nine months of fiscal 2022, restructuring and repositioning expenses primarily consisted of severance-related expenses within the Climate Solutions and Performance Technologies segments and equipment transfer costs within the Performance Technologies segment.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Employee severance and related benefits	$-	$1.4	$1.4	$1.7
Other restructuring and repositioning expenses	0.1	0.7	0.8	1.3
Total	$0.1	$2.1	$2.2	$3.0

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Three months ended December 31,
	2022	2021
Beginning balance	$12.9	$2.8
Additions	-	1.4
Payments	(1.9)	(0.9)
Reclassified from held for sale	-	0.4
Effect of exchange rate changes	1.2	(0.1)
Ending balance	$12.2	$3.6

	Nine months ended December 31,
	2022	2021
Beginning balance	$20.2	$4.0
Additions	1.4	1.7
Payments	(8.6)	(2.3)
Reclassified from held for sale	-	0.4
Effect of exchange rate changes	(0.8)	(0.2)
Ending balance	$12.2	$3.6

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Interest income	$0.3	$0.2	$0.7	$0.3
Foreign currency transactions (a)	(0.3)	(1.0)	(3.4)	(1.1)
Net periodic benefit cost (b)	(0.4)	(0.3)	(1.4)	(0.8)
Total other expense – net	$(0.4)	$(1.1)	$(4.1)	$(1.6)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 8: Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2022 and 2021 was 25.6 percent and 0.1 percent, respectively. The Company’s effective tax rate for the nine months ended December 31, 2022 and 2021 was 23.8 percent and 8.7 percent, respectively.

The effective tax rates for the fiscal 2022 periods were significantly impacted by the Company’s accounting for the liquid-cooled automotive business, which had been previously classified as held for sale.  During the nine months ended December 31, 2021, the Company recorded net impairment reversals totaling $56.0 million related to this business, primarily driven by the remeasurement of its property, plant and equipment assets upon reverting back to held and used classification during the third quarter of fiscal 2022.  In addition, the effective tax rates for the third quarter and the first nine months of fiscal 2022 were favorably impacted by $8.2 million and $11.4 million, respectively, from income tax benefits related to valuation allowances on deferred tax assets in foreign jurisdictions, as further described below.  See Note 1 for additional information regarding the net impairment reversals related to the liquid-cooled automotive business.

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

Based upon its quarterly analyses in fiscal 2022, the Company determined it was more likely than not that the deferred tax assets in certain foreign jurisdictions will be realized.  As a result, the need for the valuation allowances recorded thereon was eliminated and the Company recorded income tax benefits of $4.8 million and $8.2 million during the first and third quarters of fiscal 2022, respectively.  The Company’s analyses in these quarters included consideration of the transaction perimeter modification during the first quarter and the termination of the sale agreement during the third quarter for the liquid-cooled automotive business and the related impairment reversals.  In addition, based upon the Company’s analysis as of September 30, 2021, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction will not be realized.  As a result, the Company recorded an income tax charge of $1.6 million in the second quarter of fiscal 2022, which partially offset the $13.0 million of income tax benefits recorded during the first and third quarters.  Combined, these fiscal 2022 valuation allowance adjustments resulted in a net income tax benefit of $11.4 million during the first nine months of fiscal 2022.

At December 31, 2022, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $84.9 million and $28.1  million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain foreign jurisdictions, could necessitate the establishment of further valuation allowances. At present, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.  Based upon current and anticipated future earnings in the U.S., the Company believes it is reasonably possible that in the fourth quarter of fiscal 2023 or in fiscal 2024, sufficient positive evidence may be available to conclude that a significant portion of the U.S. valuation allowance is not needed. The Company estimates such valuation allowance release would result in a decrease to income tax expense of up to $65.0 million in the period recorded.  However, the ultimate timing of such a release, if any, and the resulting decrease to income tax expense, could differ from the Company’s current estimates.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Net earnings attributable to Modine	$24.5	$74.1	$63.2	$76.8

Weighted-average shares outstanding – basic	52.3	52.0	52.2	51.9
Effect of dilutive securities	0.6	0.4	0.5	0.6
Weighted-average shares outstanding – diluted	52.9	52.4	52.7	52.5

Earnings per share:
Net earnings per share – basic	$0.47	$1.42	$1.21	$1.48
Net earnings per share – diluted	$0.46	$1.41	$1.20	$1.46

For the three and nine months ended December 31, 2022, the calculation of diluted earnings per share excluded 0.1 million and 0.6 million stock options, respectively, because they were anti-dilutive.  In addition, the calculation for the three and nine months ended December 31, 2022 excluded less than 0.1 million and 0.2 million restricted stock awards, respectively, because they were anti-dilutive.

For both the three and nine months ended December 31, 2021, the calculation of diluted earnings per share excluded 0.6 million and 0.2 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$82.2	$45.2
Restricted cash	0.2	0.2
Total cash, cash equivalents, and restricted cash	$82.4	$45.4

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 11: Inventories

Inventories consisted of the following:

	December 31, 2022	March 31, 2022
Raw materials	$215.2	$186.7
Work in process	51.6	55.1
Finished goods	46.8	39.4
Total inventories	$313.6	$281.2

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2022	March 31, 2022
Land	$16.2	$16.8
Buildings and improvements (10-40 years)	261.3	264.6
Machinery and equipment (3-15 years)	849.9	869.4
Office equipment (3-10 years)	92.1	96.2
Construction in progress	35.8	31.2
	1,255.3	1,278.2
Less: accumulated depreciation	(954.3)	(962.8)
Net property, plant and equipment	$301.0	$315.4

Note 13: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2022 to December 31, 2022.  The Company has recast the March 31, 2022 goodwill balances to be comparable with the current segment structure. There was no impact to the underlying reporting units as a result of the segment realignment during fiscal 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2022	$108.1	$60.0	$168.1
Effect of exchange rate changes	(3.2)	(0.1)	(3.3)
Goodwill, December 31, 2022	$104.9	$59.9	$164.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Intangible assets consisted of the following:

	December 31, 2022			March 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$59.9	$(22.2)	$37.7	$61.2	$(20.1)	$41.1
Trade names	49.9	(15.2)	34.7	50.8	(13.8)	37.0
Acquired technology	22.5	(12.1)	10.4	23.1	(10.9)	12.2
Total intangible assets	$132.3	$(49.5)	$82.8	$135.1	$(44.8)	$90.3

The Company recorded amortization expense of $2.0 million and $2.1 million for the three months ended December 31, 2022 and 2021, respectively. The Company recorded amortization expense of $6.0 million and $6.3 million for the nine months ended December 31, 2022 and 2021, respectively. The Company estimates that it will record approximately $2.0 million of amortization expense during the remainder of fiscal 2023 and approximately $8.0 million of annual amortization expense in fiscal 2024 through 2028.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2022	2021
Beginning balance	$6.2	$5.6
Warranties recorded at time of sale	0.9	1.1
Adjustments to pre-existing warranties	(0.3)	(0.3)
Settlements	(1.4)	(1.1)
Reclassified from held for sale	-	1.3
Effect of exchange rate changes	0.3	-
Ending balance	$5.7	$6.6

	Nine months ended December 31,
	2022	2021
Beginning balance	$6.3	$5.2
Warranties recorded at time of sale	4.2	4.1
Adjustments to pre-existing warranties	(0.8)	(0.8)
Settlements	(3.8)	(3.2)
Reclassified from held for sale	-	1.3
Effect of exchange rate changes	(0.2)	-
Ending balance	$5.7	$6.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	December 31, 2022	March 31, 2022
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$49.2	$52.1
Finance lease ROU assets (a)	Property, plant and equipment – net	7.2	7.7

Lease Liabilities
Operating lease liabilities	Other current liabilities	$10.2	$12.7
Operating lease liabilities	Other noncurrent liabilities	40.4	41.2
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.4	2.8

(a)	Finance lease right-of-use (“ROU”) assets were recorded net of accumulated amortization of $3.0 million and $2.8 million as of December 31, 2022 and March 31, 2022, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Operating lease expense (a)	$5.2	$5.2	$16.0	$14.6
Finance lease expense:
Depreciation of ROU assets	0.1	0.1	0.4	0.4
Interest on lease liabilities	-	-	0.1	0.1
Total lease expense	$5.3	$5.3	$16.5	$15.1

(a)
For the three and nine months ended December 31, 2022, operating lease expense included short-term lease expense of $1.4 million and $4.2 million, respectively.  For the three and nine months ended December 31, 2021, operating lease expense included short-term lease expense of $1.0 million and $2.8 million, respectively.  Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Indebtedness

In October 2022, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  This credit agreement modified the Company’s then existing $250.0 million revolver and term loan facilities, which would have matured in June 2024.

In connection with the credit agreement modification, the Company incurred $2.2 million of debt issuance costs.  Of these costs, the Company deferred $1.5 million, which will be amortized as interest expense over the term of the debt, and recorded $0.7 million as interest expense on the consolidated statement of operations during the third quarter of fiscal 2023.  The Company paid $0.6 million of the debt issuance costs during the third quarter of fiscal 2023 and the remaining issuance costs were added to the new term loan principal at the time of the modification.

Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2022	March 31, 2022
Term loans	2028	$217.8	$163.7
Revolving credit facility	2028	27.5	64.9
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	33.3	41.7
Other (a)		2.8	3.2
		381.4	373.5
Less: current portion		(19.6)	(21.7)
Less: unamortized debt issuance costs		(2.9)	(3.4)
Total long-term debt		$358.9	$348.4

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2023	$2.8
2024	19.6
2025	19.7
2026	44.7
2027	44.7
2028 & beyond	249.9
Total	$381.4

Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At December 31, 2022, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 4.1 and 5.6 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
At December 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $27.5 million and $6.0 million, respectively, and domestic letters of credit totaled $5.3 million.  As a result, available borrowing capacity under the Company’s revolving credit facility was $236.2 million as of December 31, 2022. At March 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $64.9 million and $7.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $5.3 million and $0.7 million at December 31, 2022 and March 31, 2022, respectively.

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

The leverage ratio covenant requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of December 31, 2022.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of December 31, 2022 and March 31, 2022, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $123.7 million and $138.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the COVID-19 pandemic and the military conflict between Russia and the Ukraine, have contributed to global supply chain challenges and inflationary market conditions.  The Company is focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including changes in raw material, energy, logistic, and interest costs, as well as delays and shortages in certain purchased commodities and components.

The Company cannot reasonably estimate the full impact that the ongoing supply chain challenges and other related economic and market dynamics will have on the Company’s business, results of operations and cash flows in the future.

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.6 million and $18.2 million as of December 31, 2022 and March 31, 2022, respectively.   During the first quarter of fiscal 2023 and 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million and $3.4 million, respectively.  As additional information becomes available regarding the environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2022				Nine months ended December 31, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(86.0)	$(108.4)	$(0.9)	$(195.3)	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	22.5	-	1.3	23.8	(24.4)	-	0.1	(24.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	4.0	-	4.0
Realized losses – net (b)	-	-	0.4	0.4	-	-	-	-
Income taxes	-	-	(0.2)	(0.2)	-	-	(0.2)	(0.2)
Total other comprehensive income (loss)	22.5	1.3	1.5	25.3	(24.4)	4.0	(0.1)	(20.5)

Ending balance	$(63.5)	$(107.1)	$0.6	$(170.0)	$(63.5)	$(107.1)	$0.6	$(170.0)

	Three months ended December 31, 2021				Nine months ended December 31, 2021
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(33.6)	$(125.8)	$0.2	$(159.2)	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(3.4)	-	0.4	(3.0)	(6.0)	-	1.1	(4.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6	-	4.9	-	4.9
Realized gains – net (b)	-	-	(0.2)	(0.2)	-	-	(1.2)	(1.2)
Unrecognized net pension loss in disposed business (c)	-	-	-	-	-	1.7	-	1.7
Income taxes	-	-	-	-	-	-	(0.1)	(0.1)
Total other comprehensive income (loss)	(3.4)	1.6	0.2	(1.6)	(6.0)	6.6	(0.2)	0.4

Ending balance	$(37.0)	$(124.2)	$0.4	$(160.8)	$(37.0)	$(124.2)	$0.4	$(160.8)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Segment Information

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies.  The Climate Solutions segment includes the previously-reported BHVAC and CIS segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported HDE and Automotive segments and the CIS Coatings business.  See Note 2 for information regarding the primary operating activities of each segment.  The Company’s new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  The Company believes this simplified segment structure allows it to better focus resources on targeted growth opportunities and better enables for an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.  The segment realignment had no impact on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended December 31,
	2022			2021
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$248.6	$-	$248.6	$227.3	$-	$227.3
Performance Technologies	311.4	6.4	317.8	274.9	7.1	282.0
Segment total	560.0	6.4	566.4	502.2	7.1	509.3
Corporate and eliminations	-	(6.4)	(6.4)	-	(7.1)	(7.1)
Net sales	$560.0	$-	$560.0	$502.2	$-	$502.2

	Nine months ended December 31,
	2022			2021
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$748.6	$0.3	$748.9	$650.8	$0.2	$651.0
Performance Technologies	931.2	20.9	952.1	824.9	25.0	849.9
Segment total	1,679.8	21.2	1,701.0	1,475.7	25.2	1,500.9
Corporate and eliminations	-	(21.2)	(21.2)	-	(25.2)	(25.2)
Net sales	$1,679.8	$-	$1,679.8	$1,475.7	$-	$1,475.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
Climate Solutions	$54.8	22.0%	$41.9	18.4%	$162.5	21.7%	$110.4	17.0%
Performance Technologies	43.0	13.5%	32.9	11.7%	115.2	12.1%	102.6	12.1%
Segment total	97.8	17.3%	74.8	14.7%	277.7	16.3%	213.0	14.2%
Corporate and eliminations	(0.2)	-	(0.2)	-	(0.5)	-	1.1	-
Gross profit	$97.6	17.4%	$74.6	14.9%	$277.2	16.5%	$214.1	14.5%

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Operating income:
Climate Solutions	$30.2	$16.8	$89.9	$41.4
Performance Technologies	17.4	66.1	41.1	83.9
Segment total	47.6	82.9	131.0	125.3
Corporate and eliminations	(8.1)	(3.5)	(29.1)	(26.7)
Operating income	$39.5	$79.4	$101.9	$98.6

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	December 31, 2022	March 31, 2022
Assets:
Climate Solutions	$307.9	$291.7
Performance Technologies	353.1	357.0
Other (a)	786.0	778.3
Total assets	$1,447.0	$1,427.0

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2022 was the third quarter of fiscal 2023.

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the COVID-19 pandemic and the military conflict between Russia and Ukraine, have contributed to global supply chain challenges and inflationary market conditions.  We are focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including changes in raw material, energy, logistic, and interest costs, as well as delays and shortages in certain purchased commodities and components.  We have implemented selling price increases for many of our products in response to raw material and other cost increases and are engaged with suppliers to ensure availability of key raw materials.

We cannot reasonably estimate the full impact that the ongoing supply chain challenges and other related economic and market dynamics will have on our business, results of operations, or cash flows in the future.

Third Quarter Highlights
Net sales in the third quarter of fiscal 2023 increased $57.8 million, or 12 percent, from the third quarter of fiscal 2022, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $34.8 million, or 8 percent, primarily due to higher sales volume.  Gross profit increased $23.0 million and gross margin improved 250 basis points to 17.4 percent.  Selling, general and administrative (“SG&A”) expenses increased $7.7 million, primarily due to higher compensation-related expenses.  Operating income of $39.5 million during the third quarter of fiscal 2023 decreased $39.9 million from the prior year, primarily due to the absence of a $57.2 million impairment reversal recorded in the prior year related to the liquid-cooled automotive business, which reverted back to held and used classification upon the termination of a sale agreement with the prospective buyer during the third quarter of fiscal 2022.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information regarding the liquid-cooled automotive business, which was classified as held for sale during the first seven months of fiscal 2022.

Year-to-date Highlights
Net sales in the first nine months of fiscal 2023 increased $204.1 million, or 14 percent, from the same period last year, primarily due to higher sales in each of our operating segments.  Cost of sales increased $141.0 million, or 11 percent, from the same period last year, primarily due to higher sales volume and higher raw material costs, including underlying metal prices and related premiums, fabrication, freight, and packaging costs.  Gross profit increased $63.1 million and gross margin improved 200 basis points to 16.5 percent.  SG&A expenses increased $11.5 million, primarily due to higher compensation-related expenses.  Operating income of $101.9 million during the first nine months of fiscal 2023 increased $3.3 million from the prior year, primarily due to higher gross profit, partially offset by the absence of a $55.7 million net impairment reversal recorded in the prior year that primarily related to the liquid-cooled automotive business.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2022 and 2021:

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$560.0	100.0%	$502.2	100.0%	$1,679.8	100.0%	$1,475.7	100.0%
Cost of sales	462.4	82.6%	427.6	85.1%	1,402.6	83.5%	1,261.6	85.5%
Gross profit	97.6	17.4%	74.6	14.9%	277.2	16.5%	214.1	14.5%
Selling, general and administrative expenses	58.0	10.3%	50.3	10.0%	173.1	10.3%	161.6	11.0%
Restructuring expenses	0.1	-	2.1	0.4%	2.2	0.1%	3.0	0.2%
Impairment charges (reversals) – net	-	-	(57.2)	-11.4%	-	-	(55.7)	-3.8%
Loss on sale of assets	-	-	-	-	-	-	6.6	0.4%
Operating income	39.5	7.1%	79.4	15.8%	101.9	6.1%	98.6	6.7%
Interest expense	(5.9)	-1.1%	(3.8)	-0.8%	(14.7)	-0.9%	(11.8)	-0.8%
Other expense – net	(0.4)	-0.1%	(1.1)	-0.2%	(4.1)	-0.2%	(1.6)	-0.1%
Earnings before income taxes	33.2	5.9%	74.5	14.8%	83.1	4.9%	85.2	5.8%
Provision for income taxes	(8.5)	-1.5%	(0.1)	-	(19.8)	-1.2%	(7.4)	-0.5%
Net earnings	$24.7	4.4%	$74.4	14.8%	$63.3	3.8%	$77.8	5.3%

Comparison of Three Months ended December 31, 2022 and 2021

Third quarter net sales of $560.0 million were $57.8 million, or 12 percent, higher than the third quarter of the prior year, primarily due to higher sales volume in each of our segments and favorable commercial pricing.  These increases were partially offset by a $30.2 million unfavorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $35.8 million and $21.3 million, respectively.

Third quarter cost of sales increased $34.8 million, or 8 percent, primarily due to higher sales volume,  partially offset by a $25.5 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 250 basis points to 82.6 percent, primarily due to the favorable impacts of higher sales volume and commercial pricing, partially offset by higher labor and inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, third quarter gross profit increased $23.0 million and gross margin improved 250 basis points to 17.4 percent.

Third quarter SG&A expenses increased $7.7 million, primarily driven by higher compensation-related expenses, which increased approximately $5.0 million, and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.  These increases were partially offset by a $2.3 million favorable impact of foreign currency exchange rates and lower strategic reorganization costs recorded at Corporate, which decreased $0.9 million.

Restructuring expenses of $0.1 million in the third quarter of fiscal 2023 decreased $2.0 million compared with the third quarter of fiscal 2022, primarily due to lower severance and equipment transfer costs in the Climate Solutions and Performance Technologies segments, respectively.

During the third quarter of fiscal 2022, in connection with the termination of the agreement to sell the liquid-cooled automotive business, we reversed $57.2 million of previously-recorded impairment charges within the Performance Technologies segment.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income of $39.5 million in the third quarter of fiscal 2023 decreased $39.9 million compared with the third quarter of fiscal 2022, primarily due to the absence of the significant impairment reversal recorded in the prior year, partially offset by higher gross profit.

Interest expense during the third quarter of fiscal 2023 increased $2.1 million compared with the third quarter of fiscal 2022, primarily due to unfavorable changes in interest rates.  In addition, we amended and extended our U.S. credit agreement that provides for a multi-currency revolving credit facility and U.S. dollar- and euro- denominated term loans maturing in October 2027, along with shorter-duration swingline loans.  In connection with this credit agreement modification, we recorded $0.7 million of costs as interest expense during the third quarter of fiscal 2023.

The provision for income taxes was $8.5 million and $0.1 million in the third quarter of fiscal 2023 and 2022, respectively.  The $8.4 million increase was primarily due the absence of an $8.2 million income tax benefit recorded during the third quarter of fiscal 2022 resulting from the reversal of valuation allowances in foreign jurisdictions.

Comparison of Nine Months ended December 31, 2022 and 2021

Fiscal 2023 year-to-date net sales of $1,679.8 million were $204.1 million, or 14 percent, higher than the same period last year, primarily due to higher sales volume in both of our segments and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $93.1 million unfavorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $102.2 million and $97.9 million, respectively.

Fiscal 2023 year-to-date cost of sales of $1,402.6 million increased $141.0 million, or 11 percent, primarily due to higher sales volume and higher raw material prices, which increased approximately $42.0 million.  These increases were partially offset by an $80.2 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 200 basis points to 83.5 percent, primarily due to the favorable impact of higher sales volume and favorable commercial pricing, partially offset by higher material, labor and other inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $63.1 million and gross margin improved 200 basis points to 16.5 percent.

Fiscal 2023 year-to-date SG&A expenses increased $11.5 million, primarily driven by higher compensation-related expenses, which increased approximately $14.0 million and included higher incentive compensation and commission-related expenses, and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $7.1 million favorable impact of foreign currency exchange rates.  In addition, strategic reorganization costs, costs associated with our review of strategic alternatives for our automotive businesses, and environmental charges related to a previously-closed manufacturing facility in the U.S., which are each recorded at Corporate, decreased $3.1 million, $2.3 million, and $1.8 million, respectively, during the first nine months of fiscal 2023 compared with the same period in the prior year.

Restructuring expenses of $2.2 million in the first nine months of fiscal 2023 decreased $0.8 million compared with the same period last year, primarily due to lower severance expenses in the Climate Solutions segment, partially offset by higher restructuring expenses in the Performance Technologies segment.

The net impairment reversal of $55.7 million during the first nine months of fiscal 2022 primarily related to the liquid-cooled automotive business within the Performance Technologies segment.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

We sold our Austrian air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $6.6 million loss on sale at Corporate during the first quarter of fiscal 2022.

Operating income of $101.9 million during the first nine months of fiscal 2023 increased $3.3 million compared with the same period last year, primarily due to the $63.1 million increase in gross profit and the absence of the $6.6 million loss on the sale of the Austrian air-cooled automotive business in the prior year.  These drivers, which increased operating income in the first nine months of fiscal 2023, were partially offset by the absence of the $55.7 million net impairment reversal recorded in the prior year and higher SG&A expenses.

Interest expense during the first nine months of fiscal 2023 increased $2.9 million compared with the same period in the prior year, primarily due to unfavorable changes in interest rates and $0.7 million of costs recorded in connection with the credit agreement modification during the third quarter of fiscal 2023.

The provision for income taxes was $19.8 million and $7.4 million during the first nine months of fiscal 2023 and 2022, respectively.  The $12.4 million increase was primarily due to the absence of a net $11.4 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions recorded in the prior year.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2022, we began managing the company under two operating segments, Climate Solutions and Performance Technologies.  Our new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  This simplified segment structure allows us to better focus resources on targeted growth opportunities and better enables an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.

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

The following is a discussion of our segment results of operations for the three months and nine months ended December 31, 2022 and 2021:

Climate Solutions

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$248.6	100.0%	$227.3	100.0%	$748.9	100.0%	$651.0	100.0%
Cost of sales	193.8	78.0%	185.4	81.6%	586.4	78.3%	540.6	83.0%
Gross profit	54.8	22.0%	41.9	18.4%	162.5	21.7%	110.4	17.0%
Selling, general and administrative expenses	24.6	9.9%	23.6	10.4%	72.3	9.7%	67.0	10.3%
Restructuring expenses	-	-	1.5	0.6%	0.3	-	1.7	0.3%
Impairment charge	-	-	-	-	-	-	0.3	-
Operating income	$30.2	12.2%	$16.8	7.4%	$89.9	12.0%	$41.4	6.4%

Comparison of Three Months ended December 31, 2022 and 2021

Climate Solutions net sales increased $21.3 million, or 9 percent, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to higher sales volume and favorable commercial pricing.  This increase was partially offset by a $13.7 million unfavorable impact of foreign currency exchange rates.  Compared with the third quarter of the prior year, sales of data center cooling, heat transfer, and HVAC & refrigeration products increased $16.3 million, $2.8 million, and $2.2 million, respectively.

Climate Solutions cost of sales increased $8.4 million, or 5 percent, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to higher sales volume, partially offset by an $11.6 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 360 basis points to 78.0 percent, primarily due to the favorable impact of higher sales volume, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $12.9 million and gross margin improved 360 basis points to 22.0 percent.

SG&A expenses increased $1.0 million, yet decreased 50 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to increases in general and administrative expenses that have been impacted by inflationary market conditions and, to a lesser extent, higher compensation-related expenses.  These increases were partially offset by a $1.1 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses decreased $1.5 million compared with the third quarter of fiscal 2022.  The fiscal 2022 restructuring expenses primarily consisted of severance expenses related to targeted headcount reductions in Europe and China.

Operating income of $30.2 million increased $13.4 million from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to higher gross profit.

Comparison of Nine Months ended December 31, 2022 and 2021

Climate Solutions year-to-date net sales increased $97.9 million, or 15 percent, from the same period last year, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $43.6 million unfavorable impact of foreign currency exchange rates.  Compared with the same period in the prior year, sales of heat transfer, data center cooling, and HVAC & refrigeration products increased $41.3 million, $37.6 million, and $18.9 million, respectively.

Climate Solutions year-to-date cost of sales increased $45.8 million, or 8 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, higher raw material prices, which increased by approximately $10.0 million.  These increases were partially offset by a $37.0 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 470 basis points to 78.3 percent, primarily due to the favorable impact of higher sales volume, favorable commercial pricing, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $52.1 million and gross margin improved 470 basis points to 21.7 percent.

Climate Solutions year-to-date SG&A expenses increased $5.3 million, yet decreased 60 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including higher commission expenses, and increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $3.5 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $0.3 million during the first nine months of fiscal 2023 decreased $1.4 million compared with the same period last year, primarily due to lower severance expenses.  The severance expenses during the first nine months of fiscal 2022 primarily related to targeted headcount reductions in Europe and China.  The $0.3 million of restructuring expenses during the first nine months of fiscal 2023 primarily consisted of closure costs related to a previously-leased facility.

During the first quarter of fiscal 2022, we recorded an impairment charge of $0.3 million to write-down a previously-closed manufacturing facility in the U.S. to fair value less costs to sell.  We sold the facility and received net cash proceeds of $0.7 million during July 2021.

Operating income of $89.9 million increased $48.5 million from the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$317.8	100.0%	$282.0	100.0%	$952.1	100.0%	$849.9	100.0%
Cost of sales	274.8	86.5%	249.1	88.3%	836.9	87.9%	747.3	87.9%
Gross profit	43.0	13.5%	32.9	11.7%	115.2	12.1%	102.6	12.1%
Selling, general and administrative expenses	25.5	8.0%	23.4	8.3%	72.2	7.6%	73.4	8.6%
Restructuring expenses	0.1	-	0.6	0.2%	1.9	0.2%	1.3	0.2%
Impairment reversals - net	-	-	(57.2)	-20.3%	-	-	(56.0)	-6.6%
Operating income	$17.4	5.5%	$66.1	23.5%	$41.1	4.3%	$83.9	9.9%

Comparison of Three Months ended December 31, 2022 and 2021

Performance Technologies net sales increased $35.8 million, or 13 percent, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to higher sales volume and favorable commercial pricing.  These increases were partially offset by a $16.5 million unfavorable impact of foreign currency exchange rates.  Compared with the third quarter of the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products increased $20.8 million, $10.5 million, and $5.2 million respectively.

Performance Technologies cost of sales increased $25.7 million, or 10 percent, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to higher sales volume and, to a lesser extent, higher labor costs.  These increases were partially offset by a $14.0 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 180 basis points to 86.5 percent, primarily due to the favorable impact of higher sales volume and commercial pricing, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $10.1 million and gross margin improved 180 basis points to 13.5 percent.

SG&A expenses increased $2.1 million compared with the third quarter of the prior year.  As a percentage of sales, SG&A expenses decreased by 30 basis points.  The increase in SG&A expenses was primarily due to higher product development costs and other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $1.2 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $0.1 million during the third quarter of fiscal 2023 decreased $0.5 million compared with the third quarter of fiscal 2022, primarily due to lower equipment transfer costs.

During the third quarter of fiscal 2022 and in connection with the termination of the agreement to sell the liquid-cooled automotive business, we reversed $57.2 million of previously-recorded impairment charges to adjust the long-lived assets of the liquid-cooled automotive business to the lower of their carrying or fair value.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income of $17.4 million decreased $48.7 million from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily due to the absence of the significant impairment reversal recorded in the prior year, partially offset by higher gross profit.

Comparison of Nine Months ended December 31, 2022 and 2021

Performance Technologies year-to-date net sales increased $102.2 million, or 12 percent, from the same period last year, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $49.6 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, the absence of sales from the Austrian air-cooled automotive business, which we sold on April 30, 2021.  Compared with the same period in the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products increased $65.4 million, $24.6 million, and $16.3 million respectively.

Performance Technologies year-to-date cost of sales increased $89.6 million, or 12 percent, from the same period last year, primarily due to higher sales volume and higher raw material prices, which increased by approximately $32.0 million.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales.  During fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business until they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $43.4 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales was consistent with the same period in the prior year, as the higher material, labor and other inflationary costs were offset by the favorable impact of higher sales.

As a result of the higher sales and a consistent gross margin at 12.1 percent, gross profit increased $12.6 million.

Performance Technologies year-to-date SG&A expenses decreased $1.2 million compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses decreased by 100 basis points.  The decrease in SG&A expenses was primarily due to a $3.8 million favorable impact of foreign currency exchange rate changes and, to a lesser extent, lower compensation-related expenses, partially offset by higher product development costs and other general and administrative expenses that have been impacted by inflationary market conditions.

Restructuring expenses during the first nine months of fiscal 2023 increased $0.6 million compared with the same period last year, primarily due to higher severance expenses, partially offset by lower equipment transfer costs.  The severance expenses during the first nine months of fiscal 2023 primarily related to targeted headcount reductions in Europe.  Restructuring expenses during the first nine months of fiscal 2022 primarily consisted of equipment transfer costs.

The year-to-date net impairment reversal of $56.0 million in fiscal 2022 primarily related to assets in our liquid-cooled automotive business.  The $57.2 million impairment reversal during the third quarter of fiscal 2022 was partially offset by $1.2 million of net impairment charges recorded during the first six months of fiscal 2022.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income of $41.1 million during the first nine months of fiscal 2023 decreased $42.8 million from the same period last year, primarily due to the absence of the significant net impairment reversal recorded in the prior year, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of December 31, 2022 of $82.2 million, and available borrowing capacity of $236.2 million under our revolving credit facility.  Given our extensive international operations, approximately $78.0 million of our cash and cash equivalents is held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended December 31, 2022 was $67.9 million, which represents a $60.5 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and favorable net changes in working capital, as compared with the same period in the prior year.  While inventories have increased $32.4 million from March 31, 2022 to December 31, 2022, the increase has been less significant than the increase during the same period last year.  In fiscal 2023, the Company has increased its inventory levels to support higher production levels.  In fiscal 2022, the higher inventory levels largely resulted from increased raw material prices and impacts from global supply constraints and challenges, which continue to impact our businesses in fiscal 2023.  In addition, the favorable changes in working capital include lower payments for incentive compensation and lower pension plan contributions in fiscal 2023, as compared with the same period in the prior year.

Capital Expenditures
Capital expenditures of $35.2 million during the first nine months of fiscal 2023 increased $4.5 million compared with the same period in the prior year.  The fiscal 2023 capital expenditures include investments supporting our strategic growth initiatives, including expanding our data center business.

Debt
In October 2022, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and term loan facilities maturing in October 2027.  This credit agreement modified our then existing $250.0 million revolver and term loan facilities, which would have matured in June 2024.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant discussed further below.  The permitted leverage and interest expense coverage ratios were not modified by the recent credit agreement amendment.  Also, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, at the time of each incremental borrowing under the revolving credit facility, we must represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on our business, property, or results of operations.

The leverage ratio covenant requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2022, our leverage ratio and interest coverage ratio were 1.6 and 12.4, respectively.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2023 and beyond.

Share Repurchase Program
During the first nine months of fiscal 2023, we repurchased $4.7 million of our common stock.  As of December 31, 2022, we had $47.9 million of authorized share repurchases remaining under the current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

•	Our ability to effectively and efficiently manage our cost structure in response to sales volume increases or decreases;

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

•	Our ability to successfully execute and realize anticipated benefits from strategies, including restructuring activities, to reduce costs and improve operating margins; and

•	The potential impacts from actions by activist shareholders, including disruption of our business and related costs.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31, 2022	34,225 (b)	$13.06	_______	$47,359,156

November 1 – November 30, 2022	20,000 (c)	$20.80	20,000	$49,583,934

December 1 – December 31, 2022	90,866 (b)(c)	$20.87	80,000	$47,909,372

Total	145,091	$19.02	100,000

(a)
Effective November 5, 2022, the Company’s Board of Directors authorized officers to repurchase up to $50.0 million of Modine common stock at such times and prices they deem appropriate.  This authorization, which expires in November 2024, replaced the previous repurchase program, which expired in early November 2022.

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

(c)	Includes shares acquired pursuant to the repurchase program described in (a) above.

Item 5.	Other Information.

On January 19, 2023, the Board of Directors of the Company approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws: (1) address the universal proxy rules adopted by the U.S. Securities and Exchange Commission, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements; (2) require that a shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white, which shall be reserved for exclusive use by the Board; (3) enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings, including requiring additional background information and disclosures regarding proposing shareholders, proposed nominees and business, and other persons related to a shareholder’s solicitation of proxies, such as additional information about the ownership of securities of the Company.

The preceding summary of the amendments to the Amended and Restated Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibits 3.1 (clean) and 3.2 (marked).

Item 6.	Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Bylaws of Modine Manufacturing Company, as amended, effective January 19, 2023.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 19, 2023

3.2	Bylaws of Modine Manufacturing Company as amended, effective January 19, 2023 (marked version).		X

4.1	Fourth Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 21, 2022.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: February 2, 2023

* Executing as both the principal financial officer and a duly authorized officer of the Company