Form 10-K
period 2023-03-31
MODINE MANUFACTURING CO
filed 2023-05-25
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Approximately 98 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $662 million based upon the market price of $12.94 per share on September 30, 2022, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,065,078 at May 19, 2023.

An Exhibit Index appears at pages 88-91 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

At Modine Manufacturing Company, we are Engineering a Cleaner, Healthier World ™.  Building on more than 100 years of excellence in thermal management, we provide trusted products and technologies that help improve our world.  Our broad portfolio of systems and solutions support our mission of improving indoor air quality, conserving natural resources, lowering harmful emissions, enabling cleaner running vehicles, and using environmentally friendly refrigerants.

We sell innovative and environmentally responsible thermal management products and solutions to diversified customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  Our primary customers across the globe include:

−	Heating, ventilation and cooling OEMs;
−	Construction architects and contractors;
−	Wholesalers of heating equipment;
−	Agricultural, industrial and construction equipment OEMs;
−	Commercial and industrial equipment OEMs; and
−	Automobile, truck, bus, and specialty vehicle OEMs.

We partner with our customers across industries to provide sustainable components, systems, and services and solve complex heat transfer challenges to ensure their climate solutions and performance technologies work more efficiently, last longer and add comfort to people’s lives.  We work to provide the best possible thermal solutions to our customers by first assessing their entire systems to make sure our products integrate seamlessly with other components.  We also focus on product design, from raw materials to end-of-life recyclability, to optimize total cost of ownership and reduce negative environmental impacts across the product life cycle.  We anticipate and prepare for change, keeping pace with new and emerging regulations and fulfilling the demand for sustainable technologies in response to increasingly stringent emissions, fuel economy, and energy efficiency standards.

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

Business Strategy and Results

Our purpose is to engineer a cleaner, healthier world by providing products and services that improve indoor air quality, reduce water and energy consumption, lower harmful emissions, enable cleaner running vehicles, and use environmentally friendly refrigerants.

In fiscal 2023, we made significant progress toward transforming Modine.  We originally announced our vision for a “new” Modine in late fiscal 2021.  In fiscal 2022, we onboarded seasoned leaders with the requisite experience to drive transformative change, including new segment presidents for our Climate Solutions and Performance Technologies segments.  Since that time, we have simplified and segmented our organization, aligning teams, led by general managers, around specific strategies and market-based verticals within our company.  Our new leadership teams have embraced 80/20 principles, which focus on the rule that 80 percent of outputs result from 20 percent of inputs. By applying 80/20 principles through data analytics to identify these valuable inputs, and instilling the mindset of prioritizing the factors that drive the best results, our teams created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes.  For example, we have been focused on growth opportunities in the data center market.  In response to identified opportunities, we strategically expanded our product offerings in this business and are manufacturing and selling more data center cooling products in North America.  We have also improved our commercial acumen and have strengthened our business relationships with our best customers.  In addition, by applying 80/20 principles and improving our commercial pricing methodologies, we have improved our profit margins in fiscal 2023, in spite of significant supply chain challenges and inflationary market conditions.

Looking ahead, our teams remain focused on executing our transformational strategy.  We are applying 80/20 principles throughout our organization, including within our manufacturing facilities to improve efficiencies and further simplify our businesses. We are also taking steps toward maximizing our share in targeted markets, including data centers, electric vehicles, and HVAC&R, where we see the best opportunities for profitable growth.

During fiscal 2023, our consolidated net sales were $2.3 billion, a 12 percent increase from $2.1 billion in fiscal 2022.  This increase was primarily due to higher sales in both our Performance Technologies and Climate Solutions segments.  Our operating income of $150 million in fiscal 2023 increased $31 million from the prior year, primarily due to higher gross profit, partially offset by the absence of a $56 million net impairment reversal recorded in the prior year that primarily related to the liquid-cooled automotive business, which reverted back to held and used classification upon the termination of a sale agreement with the prospective buyer during fiscal 2022.

Our top five customers are in the commercial vehicle, off-highway and automotive and light vehicle markets and our ten largest customers accounted for 39 percent of our fiscal 2023 sales.  In fiscal 2023, 56 percent of our total sales were generated from customers outside of the U.S., with 49 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2022, 60 percent of our total sales were generated from customers outside of the U.S., with 53 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2021, 63 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.

Product Groups

We partner with our customers across multiple industries to provide sustainable solutions for a wide range of applications.  The following is a summary of our primary product groups, categorized as a percentage of our net sales:

	Fiscal 2023	Fiscal 2022
Air-cooled	28%	28%
Heat transfer	23%	23%
Liquid-cooled	21%	22%
HVAC & refrigeration	15%	16%
Data center cooling	7%	5%
Advanced solutions	6%	6%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R products, some of which are divisions of larger companies.  The markets for our products continue to be very dynamic.  For example, the expansion of electric vehicle demand has created opportunities to work with our existing OEM customers, as well as emergent customers focused on zero-emission products.  Our OEM customers are faced with significant international competition and maintain global manufacturing footprints to compete in local markets.  In addition, consolidation within the supply base and vertical integration have introduced new or restructured competitors to our markets.  Some of these market changes have caused us to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

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

Climate Solutions Segment

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications.  The Climate Solutions segment sells heat transfer products, heating, ventilating, air conditioning and refrigeration (“HVAC & refrigeration”) products, and data center cooling solutions.

The Climate Solutions segment has strategically aligned its teams around three primary market-based verticals: i) heat transfer products; ii) HVAC & refrigeration; and iii) data center cooling.

Heat Transfer Products
The heat transfer products business provides heat transfer coils, including heat recovery and round tube plate fin coils, to the HVAC&R markets in North America, Europe, and Asia.  Its customers include commercial and industrial equipment manufacturers, distributors, contractors, and end users in a variety of commercial and industrial applications, including commercial and residential HVAC, mobile air conditioning, refrigeration, data center management, and precision and industrial cooling.

In fiscal 2023, the primary HVAC&R markets served by the heat transfer products business experienced modest growth.  We expect strong growth in the residential heat pump and data center markets in fiscal 2024, while the commercial and residential markets are expected to be relatively flat.  Trends influencing our primary markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets.  Demand for more efficient HVAC&R systems in buildings and processes is driven by more stringent energy efficiency regulations.  In addition, the adoption of heat pump technology in Europe is expected to contribute to market growth.

HVAC & Refrigeration
The HVAC & refrigeration business provides a wide array of solutions to heating; indoor air quality; commercial and industrial refrigeration; and industrial power generation, conversion, and transmission and industrial process markets in North America, Europe, the Middle East and Africa (“EMEA”), and China.

Heating products, primarily sold to the North American residential and commercial heating markets, include unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); and perimeter heating products (cabinet unit heaters and convectors).  The primary customers for these heating products are HVAC wholesalers, installers, and end users in a variety of residential, commercial and industrial applications, including residential garages, warehousing, manufacturing, and greenhouses.  In fiscal 2023, the North American heating market experienced a modest decline, primarily driven by weakness in the residential heating market and the impact of the relatively mild winter weather this past year.  Overall, we expect the North American heating market will be stable in fiscal 2024.  Longer term, we anticipate that increasing demands for energy efficiency as well as decarbonization and lower emission initiatives and regulations will benefit the North American heating market.

Indoor air quality products, primarily sold to the North American school and commercial HVAC markets, include roof-mounted direct- and indirect-fired makeup air units; unit ventilators; single packaged vertical units; and ceiling cassettes. Customers for these indoor air quality products include mechanical contractors, HVAC wholesalers, installers, and end users in a variety of commercial and industrial applications, primarily connected to the North American education system.  In fiscal 2023, the North American school and commercial HVAC markets experienced strong growth, largely driven by available federal and local government funding for ventilation improvements for schools.  We expect the federal funds available for schools to upgrade facilities, including their HVAC systems, will drive continued strong market growth in fiscal 2024.

Refrigeration products, primarily sold to the commercial and industrial refrigeration markets in EMEA, China, and North America, include evaporator unit coolers, remote condensers, fluid coolers, gas coolers, and dry and brine coolers.  Customers for these coolers and refrigeration products primarily include wholesalers, distributors and resellers, commercial and industrial OEMs, as well as contractors and end users in a variety of commercial and industrial applications, including supermarkets, refrigerated warehouses, logistic centers, cold rooms, precision and industrial cooling, hospitality, hotels, and restaurants.  In fiscal 2023, the commercial and industrial refrigeration markets experienced modest growth.  We expect moderate growth in the global refrigeration markets in fiscal 2024, driven by improving standards of living in emerging countries as well as more stringent energy efficiency regulations, partially offset by investment delays in connection with general market and economic uncertainties.  Regulations focused on eliminating fluorinated gases, which are man-made gases that contribute to the global greenhouse effect, are shifting investments from synthetic to natural gas, including carbon dioxide cooling solutions, and are driving growth in mature markets in Europe and North America.

Power generation and conversion products, primarily sold to the industrial power generation, conversion, and transmission and industrial process markets in EMEA, China, and North America, include motor and generator cooling coils, transformer oil coolers, radiators, dryers and industrial heat exchangers.  Customers for these products primarily include industrial OEMs as well as contractors and end users in industrial applications and for capital projects within the pulp and paper industry, including industrial cooling and industrial power conversion, production, and transmission.  In fiscal 2023, the pulp and paper sector within the industrial power and process market experienced strong growth, however this growth was tempered by the overall weakness in demand for power transmission products due to delays in capital investments associated with the impacts of the COVID-19 pandemic, including the shortage of certain components.  We expect these markets overall will be stable in fiscal 2024, with an increase in demand for transformer oil cooler products, driven by higher electricity demands, offset by a softening demand in the pulp and paper sector after a strong year of capital investments.

Data Center Cooling
The data center cooling business provides sustainable cooling solutions for data center markets in North America, EMEA, and Asia, including complete system design, controls, maintenance and monitoring.  We provide data center cooling solutions that feature low global warming potential refrigerants, free cooling technology, and lower water consumption, enabling our customers and end-users to meet their environmental and sustainability goals.  Data center products consist of IT cooling solutions, including precision air conditioning units for data center applications; computer room air conditioning (“CRAC”) and computer room air handler (“CRAH”) units; hybrid fan coils; fan walls; chillers; condensers; and condensing units. In addition, our data center business sells replacement parts, maintenance service and control solutions for existing equipment and new building management controls and systems.  This business serves data center management customers, including large colocation, cloud service providers and hyperscalers, as well as customers in the commercial and industrial sectors such as telecommunications, healthcare and commercial real estate.

In fiscal 2023, the data center markets that we serve experienced strong growth.  We expect continued strong growth in these markets in fiscal 2024, driven by the increasing reliance on digital technologies, specifically colocation and cloud usage.  Market demand for data usage and storage continues to rise, driven by the increased use of IoT (Internet of Things) technology, which connects various devices through the internet, artificial intelligence and machine learning, smart phones, and digital transformation trends.  Digital transformation trends driving market demand include employers offering remote work arrangements, an increased focus on the digital customer experience, as more transactions and customer interactions are taking place virtually through websites and mobile applications, and the increasing use of 5G technology and its application across global enterprise opportunities, particularly in the healthcare, manufacturing, and energy sectors.

Performance Technologies Segment

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

The Performance Technologies segment has strategically aligned its teams around three primary market-based verticals: i) air-cooled applications; ii) liquid-cooled applications, and iii) advanced solutions.

Air-Cooled Applications
The air-cooled applications business provides air-cooled heat exchangers and modules for vehicular, stationary power, and industrial applications.  This business primarily serves the commercial vehicle, off-highway and power generation markets in North America, Brazil, Europe, China, India and South Korea.  It primarily sells powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks.  Its customers include commercial, medium- and heavy-duty truck and engine manufacturers; construction, agricultural, and mining equipment and engine manufacturers; and industrial manufacturers of material handling equipment, generator sets and compressors.

During fiscal 2023, the commercial vehicle and off-highway markets in North America and Brazil experienced moderate to strong growth.  The European commercial vehicle and off-highway markets remained relatively flat during fiscal 2023, as compared with fiscal 2022, despite market disruptions from the military conflict between Russia and Ukraine.  The off-highway markets in Asia experienced modest declines resulting from cyclical market weakness in fiscal 2023.  The commercial vehicle market in India experienced strong growth during fiscal 2023.  Lastly, the power generation market in North America experienced moderate growth.  Global supply chain challenges and rising inflation pressures also continued in fiscal 2023 and negatively impacted each of these markets.

In fiscal 2024, we expect stability in the North American and European commercial vehicle markets and moderate growth in the commercial vehicle markets in Brazil and India.  Longer term, we expect the continued need by commercial vehicle manufacturers to meet increasingly stringent emissions and fuel consumption requirements to be a market growth driver.  We expect growth in off-highway markets in fiscal 2024.  Specifically for the North American agriculture market, we believe that elevated commodity prices will drive strong demand, particularly for larger agricultural equipment.  In addition, our OEM order backlogs remain strong as customers look to replenish large equipment inventory.  We also expect growth in the European and Brazilian agriculture markets, but to a lesser extent than in North America.  With regard to construction markets, we expect modest market growth in North America and stable markets in Europe and Asia.  Specific to Asia, we anticipate the construction market will remain relatively weak, however, we expect it to benefit from increasing export sale opportunities.  In addition, construction markets may benefit from government infrastructure investments in the U.S., China, and India.  Finally, in regard to the power generation market, we expect strong market growth in North America to be driven by demand for backup power for data centers, power grids, and critical infrastructure, such as hospitals and airports.

Liquid-Cooled Applications
The liquid-cooled applications business provides liquid-cooled heat exchangers for engine, stationary power, and industrial applications.  This business primarily serves the automotive, commercial vehicle and off-highway markets in North America, Brazil, Europe, China, and India.  Its products and solutions include aluminum and stainless steel engine oil coolers, exhaust gas recirculation (“EGR”) coolers, liquid charge air coolers, transmission and retarder oil coolers, fuel coolers, and condensers. Its customers include automobile and light truck OEMs; commercial, medium- and heavy-duty truck and engine manufacturers; Tier-1 filter and front-end module manufacturers and assemblers; and construction and agricultural equipment manufacturers.

During fiscal 2023, the global commercial vehicle and off-highway markets experienced moderate growth, with the largest gains in the medium- and heavy-duty truck markets.  We expect these markets will be stable in fiscal 2024 based upon strong OEM order backlogs driven by the need to replace aging truck fleets.  In addition, compared with fiscal 2023, we expect the raw material markets will stabilize as supply chain challenges begin to ease.

During fiscal 2023, the global automotive market experienced further declines, as semiconductor chip shortages continued to negatively impact the automotive markets, particularly in Europe and North America.  In addition, the automotive market in China was negatively impacted by increased COVID-19 cases and the related lock-downs and supply chain challenges.  In fiscal 2024, we expect the automotive markets in Europe and North America will experience modest to moderate growth as customers look to replenish inventory levels.  While we expect the semiconductor chip shortages will persist in fiscal 2024, we expect that the limitations associated with the shortages will ease compared with fiscal 2023.  We expect the automotive market in China, however, will decline slightly in fiscal 2024, as we expect the termination of automotive purchasing incentives by the Chinese government and economic uncertainty will outweigh the favorable impacts of customers replenishing their inventory levels.  Overall, we expect that longer-term growth of the global automotive market will be supported by government tightening of emissions standards for internal combustion engines, in-vehicle technology enhancements and growth in emerging markets.

Advanced Solutions

The advanced solutions business provides thermal management systems and components for electric vehicles, and factory-applied and aftermarket coating products and application services.

Products and solutions for zero-emission and hybrid vehicles, primary sold to the commercial vehicle, bus and specialty vehicle, off-highway and automotive markets in North America and Europe, include complete battery thermal management systems, electronics cooling packages, battery chillers, battery cooling plates, coolers and casings for electronics cooling, and coolers for electric axles (“e-axles”).  Customers for these products include commercial vehicle, bus and specialty vehicle, off-highway, and automotive OEMs, e-axle producers, power electronics providers, and electric vehicle startup companies.  In fiscal 2023, the primary vehicular markets served by the advanced solutions business experienced strong growth.  We expect continued strong growth in fiscal 2024, as government policies in the U.S. and Europe are driving investments in electric vehicles, as well as the infrastructure necessary for wide-scale adoption of alternative powertrains.

Our advanced solutions business also provides coatings products and application services to the HVAC&R markets in North America and Europe.  Our coatings products are designed to extend the life of equipment and components by protecting against corrosion and foreign matter.  Customers for these products and services include manufacturers of commercial and residential HVAC and refrigeration systems, and distributors, contractors, and end users of HVAC&R equipment.  In fiscal 2023, the primary HVAC&R markets served by the advanced solutions business experienced modest growth.  We expect continued modest growth in these commercial and residential HVAC&R markets in fiscal 2024.

Geographic Areas

We maintain administrative organizations in all key geographic regions to facilitate customer support, development and testing, and other administrative functions.  We operate in four continents and within the following countries:

North America	South America	Europe	Asia

United States Mexico	Brazil	Germany Hungary Italy Netherlands Serbia Spain Sweden United Kingdom	China India South Korea United Arab Emirates

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of commercial, industrial and building HVAC&R and vehicular products similar to those produced in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent in fiscal 2023, 2022, and 2021.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global commercial, industrial and building HVAC&R and vehicular markets.  We are committed to increasing our involvement and investment in these international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated with one another, accounted for 39 percent of our consolidated net sales in fiscal 2023.  In fiscal 2023 and 2022, our largest customer accounted for less than 10 percent of our sales.  In fiscal 2021,  Daimler AG, which included Mercedes-Benz Group AG and Daimler Truck AG prior to the spin-off of Daimler Truck AG in fiscal 2022, accounted for more than 10 percent of our sales.

Our top customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, data center cooling, and commercial air conditioning and refrigeration markets.  Our top customers, listed alphabetically, include: Carrier; Caterpillar; Daimler Truck AG (including Detroit Diesel, Freightliner, Thomas Built Buses, and Western Star Trucks); Deere & Company; Mercedes-Benz Group AG (including AMG, Athlon, and Maybach); Stellantis (including Chrysler, Fiat, PSA-Peugeot-Citroen, and VM Motori); Trane Technologies; Volkswagen AG (including Audi, MAN, Porsche, Scania, and Navistar); and Volvo Group (including Mack Trucks and Renault Trucks).  In addition, our Climate Solutions segment includes significant sales to a single global technology customer with which we are party to confidentiality agreements.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling our expected sales volume in fiscal 2024 and beyond.

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

Patents and Other Intellectual Property

We protect our intellectual property through patents, trademarks, trade secrets and copyrights.  As a part of our ongoing R&D activities, we routinely seek patents on new products and processes.  Our Patent Review Committee manages our intellectual property strategy and portfolio.  We own or license numerous patents worldwide related to our products and operations.  Also, because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  We consider each of our patents, trademarks, and licenses to be of value and aggressively defend our rights throughout the world against infringement.

Research and Development

We are committed to building better products that will, in turn, help create a better world.  We focus our engineering and R&D efforts on innovative solutions to meet the challenging thermal management needs of OEMs and other customers within the commercial, industrial, building HVAC&R, commercial vehicle, construction, agricultural, powersports, and automotive and light vehicle markets.  Our products and systems are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management, while meeting the demand for being more efficient, lighter weight, more compact, and more durable to ensure compliance with increasingly stringent energy efficiency, fuel economy and emissions requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $44 million, $50 million, and $46 million in fiscal 2023, 2022, and 2021, respectively.  As a percentage of our consolidated net sales, we spent approximately 2 percent on R&D in fiscal 2023 and 2022, and approximately 3 percent in fiscal 2021.  As our key markets continue to change, we are committed to meaningful R&D investment in the years to come.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  These development projects for the HVAC&R markets primarily focus on sustainable solutions that optimize thermal efficiency and manufacturing, to support decarbonization efforts and the use of next generation refrigerants, to help minimize global warming potential.  Within our data center markets, development projects focus on product advancements to reduce water and energy consumption.  Our vehicular market projects are aimed at providing advanced thermal solutions for electric vehicles that improve fuel efficiency and reduce overall energy consumption.  Most of our current R&D activities are focused on internal development in the areas of building HVAC, commercial and industrial thermal management products, data center cooling, and vehicular and equipment cooling including electric vehicle, powertrain and engine cooling.  We also collaborate with industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System and executing the Modine Quality Strategy.

Our actions and decisions are driven by our purpose: Engineering a Cleaner, Healthier World™. Our strategic journey requires a uniting culture that grounds us, inspires us and energizes us as we address the world’s most important challenges through innovative products and services with superior quality.

Through our integrated and process-oriented Global Modine Management System, the majority of our manufacturing facilities and administrative offices are registered to ISO 9001:20015 or IATF 16949:2016 standards, helping to ensure that our customers receive high quality products and services.  We regularly monitor our process performance to meet or exceed rising customer expectations for products, services and quality.

Our Global Modine Management System supports our mission and values by applying well-defined improvement principles and leadership behaviors, all based on our 80/20 mindset to facilitate rapid improvements. We drive sustainable and systematic continuous improvement throughout our company by utilizing the principles, processes and behaviors of the Global Modine Management System.

To ensure future quality, we continue to execute the Modine Quality Strategy, which focuses on people, process, performance, quality engineering and the Global Modine Management System.

Environmental Matters

We are committed to Engineering a Cleaner, Healthier World™ and are working every day to deliver systems and solutions that improve air quality and conserve natural resources.  We concentrate on the benefits our products deliver, including reducing water and energy consumption, lowering harmful emissions, and enabling our customers to use environmentally friendly refrigerants.  In addition, we are committed to conducting business at our global locations in an environmentally conscious manner, specifically by preventing pollution, eliminating waste and reducing environmental risks.  We employ waste management programs to advance our environmental stewardship and minimize our environmental footprint.  The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

In regard to providing innovative, climate-resilient solutions that enable our customers to meet their sustainability goals, we are continuously driving energy efficiency across our product portfolio.  Our Climate Solutions segment continues to develop high-efficiency heating and indoor air quality products and data center cooling solutions that reduce both electrical and water usage.  Our Lodronic™ Low-Temperature Hydronic Heater, for example, was designed for use with high-efficiency boilers, geothermal or air-to-water heat pump systems to maximize efficiency and uses 50 percent less electricity than the typical hydronic heater.  We are also shifting our product portfolios toward lower-emission propellants and refrigerants which greatly reduce the environmental impact and enhance energy efficiency for our customers’ heating and cooling systems.  Our Performance Technologies segment offerings focus on fuel efficiency and lower emissions.  Our oil, charge-air, and EGR coolers, radiators, air conditioning condensers, and battery thermal management systems for cars, trucks, buses, specialty vehicles, and off-highway equipment allow both electric vehicle and internal combustion systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans, while still providing the vehicle performance that our customers expect.

In regard to our global business operations, we are working to reduce both our energy and water usage and have empowered each of our global facilities to create and carry out action plans that contribute to our company-wide reduction goals.  Examples of steps we are taking to meet these goals include the installation of more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  We have recorded liabilities for environmental investigative and remediation work at sites in the U.S. and abroad totaling $18 million at March 31, 2023.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality.  The Climate Solutions segment experiences some seasonality, as demand for HVAC & refrigeration products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  Sales volume for our Climate Solutions heating products is generally stronger in our second and third fiscal quarters, corresponding with demand for these products.  We generally expect sales volume for our Climate Solutions refrigeration, power generation and conversion, and heat transfer products to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere.  Sales to Performance Technologies vehicular OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shutdowns and our third fiscal quarter is affected by holiday schedules.

Working Capital

We manufacture products for the majority of customers on an as-ordered basis, which makes large inventories of finished products unnecessary, with the exception of certain products in our Climate Solutions segment.  Within our Climate Solutions segment, we maintain varying levels of finished goods inventory, primarily related to our heating, indoor air quality, and data center products, due to seasonal demand and the timing of sales programs.  In Brazil, within our Performance Technologies segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  We have not experienced a significant number of returned products within any of our businesses.

Human Capital Resource Management

As of March 31, 2023, we employed approximately 11,300 persons worldwide.

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

All of our new employees go through a comprehensive onboarding program with their managers to ensure proper training is provided to succeed in their respective roles.  We also encourage our employees to further develop their skills through both internal and external training programs.

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

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 3.3 in 2021, the most recent year for which data is available.  During fiscal 2023, we recorded an RIR of 1.06, well below the manufacturing sector average.

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

Available Information

Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents, among others:

−	Code of Conduct, which is applicable to all Modine directors and employees, including our executive officers;
−	Guidelines on Corporate Governance;
−	Audit Committee Charter;
−	Human Capital and Compensation Committee Charter;
−	Corporate Governance and Nominating Committee Charter; and
−	Technology Committee Charter.

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

In the ordinary course of our business, we face various market, operational, strategic, financial and general risks.  These risks could have a material impact on our business, financial condition, results of operations and cash flows.  Please consider each of the risks described below, along with other information contained in this Annual Report on Form 10-K, when making any investment decisions with respect to our securities.

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

Economic Uncertainties

A downturn or recessionary conditions in the global economy could adversely affect our business, financial position, results of operations and cash flows.

We operate in 15 countries in four continents and serve customers in a wide array of HVAC&R and vehicular markets, including commercial vehicle, off-highway, automotive and light vehicle.  As such, our business is impacted by general economic and industry conditions globally as well as in the regions and countries in which we conduct business.  An economic downturn or recession in the global economy could have a material adverse effect on our business, financial position, results of operations and cash flows.  Customer demand for our products and system solutions is impacted by the overall strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, and the cost of fuel.  For example, rising interest rates associated with inflationary market conditions may drive a higher cost of capital for our customers, which may have a deteriorating impact on overall economic activity and the financial condition of our customers which could negatively impact the demand for our products.  Prolonged recessionary or adverse economic conditions, such as disruptions in the global financial system, could result in our customers or suppliers experiencing significant economic constraints, including potential bankruptcies.

Supply chain disruptions and inflationary market conditions could adversely affect our business, financial position, results of operations and cash flows.

Market and economic dynamics, including the impacts of the military conflict between Russia and Ukraine and the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions.  Further disruptions or significant deterioration in market conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.

In February 2022, Russian troops invaded Ukraine and the military conflict is ongoing.  In response to the military conflict, governments in the U.S. and abroad have imposed sanctions against Russia and Belarus, which could adversely affect the global economy and financial markets in which we operate.  We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Ukraine- or Russian-based customers or suppliers.  To date, the military conflict has not materially impacted our business or operations.  An expansion of the military conflict,  geographically or politically, could result in further market disruptions, including volatility in raw material prices and credit and capital markets, supply chain challenges, and an increase in the threat of cyberattacks on the global supply chain, which could adversely affect our business, financial position, results or operations and cash flows.

Since its onset, the COVID-19 pandemic has broadly impacted the global economy and our key end markets.  The direct effects on our company in fiscal 2023 from the COVID-19 pandemic were relatively limited.  However, the pandemic, along with other market and economic dynamics, have contributed to global supply chain challenges, labor shortages and inflationary market conditions.  Raw material and logistic prices have increased and we, like many companies, have experienced delays and shortages in certain purchased commodities and components.  In addition, our Performance Technologies segment has been impacted by lower order volume associated with semiconductor shortages.

At this time, we cannot reasonably estimate the full impact of the ongoing supply chain challenges or inflationary market conditions.  If we, our suppliers, or our customers continue to experience prolonged shutdowns or other significant business disruptions, it is possible that our ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

A future widespread outbreak of an illness or other public health threat could adversely affect our business, financial position, results of operations and cash flows.

An outbreak of a disease or public health threat, including a significant resurgence of COVID-19, in the future could create economic and financial disruptions and adversely affect our businesses around the world.  Potential impacts of epidemics, pandemics, or other health crises include, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a lack in the ability of our customers to pay us; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing.

Customer and Supplier Matters

Increases in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations.

Further potential increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs, sanctions, inflation, the behavior of our suppliers and significant fluctuations in demand, could have a significant adverse effect on our results of operations.  In the shorter-term, our ability to adjust for cost increases is limited when prices are fixed for current orders.  In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations.  With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for prospective price adjustments based upon increases and decreases in the cost of key raw materials.  However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment.  To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our costs while balancing supply risk, we have added key suppliers to our supply base during the last year.  We are, however, still dependent upon limited sources of supply for certain components used in the manufacture of our products, including aluminum, copper, steel and stainless steel (nickel).  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to identify and accept a new supplier due to qualification requirements.

Strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource to a different supplier.  If we experience significant or prolonged shortages of any critical components or materials from our suppliers and could not procure the components or materials from other sources, we may be unable to meet our production schedules and could miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Our results of operations could be adversely affected by price reduction pressures from OEMs.

Although we have negotiated price increases for certain customer contracts in response to the current inflationary market conditions, we have historically faced price-reduction pressure from our vehicular OEM customers and expect to face price reduction pressure from them in the future.  We have taken, and will continue to take, steps to reduce our operating costs to offset both inflationary pressures and contractual price reductions in order to achieve profit margins that are acceptable to us.  For existing contractual price reductions, if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, or through price negotiations, our results of operations could be adversely affected.

As part of our application of the 80/20 principles, we have improved our commercial acumen, including our pricing methodology, and have clear, strategic targets in terms of profit margins for new sales programs.  To the extent contractual price reductions are unavoidable for new sales programs, we contemplate them in our overall strategy and adjust pricing as necessary to provide satisfactory profit margins throughout the duration of the sales programs.  While we believe that this pricing strategy will strengthen our business and allow us to focus our resources on higher margin sales programs, it is possible that it may result in a lower overall win rate for new business in the shorter-term.  If our pricing strategy results in winning less new business, our results of operations could be adversely affected.

Our net sales and profitability could be adversely affected from business losses or declines with major customers.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  In certain areas of our businesses, a large portion of sales are attributable to a relatively small number of customers.  In our vehicular businesses, the failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short term for us to obtain new sales to replace any unexpected decline in sales of existing products.  The loss of a major customer in any of our businesses, the loss of business with respect to one or more of the vehicle models that use our vehicular products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and cash flows.

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

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions.  There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty.  Such regulatory uncertainty extends to our product portfolio and overall costs of compliance, which may impact the demand for our products and/ or require us to make increased capital expenditures to meet new standards and regulations.  Further, our customers or other market participants may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or technological advancement.

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

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing.  Specifically, certain customers are requiring information on our environmental sustainability goals and commitments, which we have not yet released publicly.  There can be no assurance of the extent to which any of our future plans will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet customer, investor, employee or other stakeholder expectations and desires or any regulatory or legal standards regarding sustainability performance.

Additionally, the enhanced stakeholder focus on ESG matters requires the continuous monitoring of various and evolving standards and the associated reporting requirements.  A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent.

Competitive Environment

Continued and increased competition could adversely affect our business and our results of operations.

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

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  In fiscal 2023, 56 percent of our sales were generated from customers outside the U.S., with 49 percent of these sales generated by our non-U.S. operations.  Our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic conditions, public health crises, including COVID-19, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, impacts of the military conflict in Ukraine), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico, or buy raw materials, such as China, could have a material adverse effect on our results of operations.  In addition, compliance with multiple and often conflicting laws and regulations of various countries can be challenging and expensive.

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional.  Governments in the U.S. and abroad have imposed sanctions on Russia in connection with the military conflict in Ukraine.  While we do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Ukraine- or Russian-based customers or suppliers, we are actively monitoring the sanctions requirements and reacting as necessary to ensure compliance.  We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar anti-corruption laws generally prohibit companies and their intermediaries from making payments to improperly influence foreign government officials or other persons for the purpose of obtaining or retaining business.  In recent years, there has been a substantial increase in the global enforcement of anti-corruption laws.  In the event that we believe our employees or agents may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may have to expend significant time and financial resources toward the investigation and remediation of the matter, which could disrupt our business and result in a material adverse effect on our financial condition, results of operations and reputation.

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

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We spend significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity, particularly within our Performance Technologies segment, we must appropriately manage these launches and deploy our operational and administrative resources to take advantage of the resulting increase in our business.  If we do not successfully launch new products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations.

Information Technology (IT) Systems

We may be adversely affected by a substantial disruption in, or material breach of, our IT systems.

We are dependent upon our IT infrastructure, including network, hardware, and software systems, to conduct our business.  Despite network and other cybersecurity measures we have in place, our IT systems could be compromised or we could experience a cybersecurity breach from computer viruses, ransomware, phishing, break-ins or similar disruptions.  A substantial disruption in our IT systems for a prolonged time period, or a material breach of our IT systems, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation, adversely affecting our customer service and relationships as well as our reputation, and could lead to significant remediation expenses and litigation risks.  Our systems, and the systems of our service providers or others, could be breached, damaged or interrupted by cyber-attacks or other intentional or unintentional events, or by natural disasters or occurrences, many of which may, despite our best efforts, be beyond our ability to effectively detect, anticipate or control.  This impact may be heightened by the increased prevalence of hybrid and/or remote work arrangements that were first offered in connection with mitigating the spread of COVID-19.  Further, the military conflict in Ukraine and the associated political uncertainty may increase the threat of cyberattacks on the global supply chain, which could directly or indirectly impact our operations.  Any such events and the related delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas and there can be no assurance we will avoid material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously-owned or used property, properties owned by unrelated companies, as well as properties we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially material expenditures could be required in order for our products and operations to comply with evolving environmental, health and safety laws, regulations (including those developed as a concern to climate control), or other requirements that may be adopted or imposed in the future.  Future costs to remediate contamination or to comply with environmental, health and safety laws and regulations could adversely affect our business, results of operations and financial condition.

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

We are well on our way in our strategic transformation.  We onboarded seasoned leaders and segmented our organization, aligning teams led by general managers around specific strategies and market-based verticals.  Our leadership teams have created a high-performance culture and are prioritizing resources on products and markets with the highest growth opportunities and best return profiles.  We plan to continue to employ an 80/20 mindset across our businesses, including within our manufacturing facilities, to optimize profit margins and cash flow.  However, if we are unable to successfully execute on our strategic initiatives, we may not achieve the financial or operational successes anticipated.

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

As of March 31, 2023, we had total outstanding indebtedness of $353 million.  Our indebtedness and related debt service obligations (i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

Our credit agreements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum leverage ratio.  Failure to comply with debt covenants could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and interest rates.

Market trends and regulatory requirements may require additional funding for our pension plans.

Our defined benefit pension plans in the U.S. are frozen to new participants.  Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability totaling $20 million as of March 31, 2023.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, we do not expect to make cash contributions to our U.S. plans during fiscal 2024.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate assumptions, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our cash flows and financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $247 million at March 31, 2023.  We perform goodwill impairment tests annually, as of March 31, or more frequently if business events or other conditions exist that require a more frequent evaluation.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists.  For our annual goodwill impairment tests, we use estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows and risk-adjusted discount rates.  We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued general economic uncertainties, which could adversely affect the carrying value of goodwill and intangible assets.  An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial results.

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

In addition, as of March 31, 2023, our net deferred tax assets totaled $79 million.  Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed.  This determination involves judgement and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could have a material adverse effect on our results of operations and financial condition.

E.	GENERAL RISKS

Customers and Markets

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ financial condition and performance are affected by general economic conditions, including supply chain challenges, access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, government-imposed restrictions relating to health crises or other unusual events, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in demand for our products and solutions, including those driven by customer production levels, by current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations, cash flows and financial condition.

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

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel throughout our organization.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives.  We have observed tightening and increased competitiveness in the labor markets and have experienced labor shortages at certain of our manufacturing locations.  Any prolonged labor shortages or significant employee turnover could negatively impact productivity and result in increased labor costs, such as increased overtime to meet demand or increased wage rates necessary to attract and retain employees. Overall, difficulty in attracting, developing, and retaining qualified personnel could adversely affect our business and results of operations.

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

The table below summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2023.  Sixteen of these facilities include leased manufacturing space.

	Americas	Europe	Asia	Total
Climate Solutions	6	9	1	16
Performance Technologies	7	7	6	20
Total manufacturing facilities	13	16	7	36

In addition to the manufacturing facilities summarized in the table above, we also operate six coatings facilities in the U.S. and Europe, which primarily enhance customer-owned products with coatings solutions and operate at a smaller scale than our other manufacturing facilities.

We consider all of our facilities and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity regularly and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and our operating needs.

ITEM 3.	LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2023), business experience during at least the last five years, and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	54	Vice President, Human Resources (October 2012 – Present).
Neil D. Brinker	47
President and Chief Executive Officer (December 2020 – Present).  Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. after serving as its Executive Vice President and Chief Operating Officer.  Prior to joining Advanced Energy Industries, Inc, Mr. Brinker served as a Group President at IDEX Corporation.

Michael B. Lucareli	54	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company.
Eric S. McGinnis	52
President, Climate Solutions (April 2022 – Present); previously Vice President, Building HVAC upon joining Modine in August 2021.  Prior to joining Modine, Mr. McGinnis served as President, Industrial Systems at Regal Beloit.

Adrian I. Peace	55
President, Performance Technologies (April 2022 – Present); previously Vice President, Commercial & Industrial Solutions upon joining Modine in August 2021.  Prior to joining Modine, Mr. Peace served as a Strategy Advisor for AIP LLC.  Prior to AIP LLC, Mr. Peace served as Senior Vice President, Emerging Business Operations for Republic Services.

Sylvia A. Stein	56	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (February 2020 – Present); previously Vice President, General Counsel and Corporate Secretary for the Company.

Executive officer positions are designated in our Bylaws and the persons holding these positions are elected annually by the Board.  In addition, the Human Capital and Compensation Committee of the Board may recommend and the Board of Directors may approve promotions and other actions with regard to executive officers at any time during the fiscal year.

There are no family relationships among the executive officers and directors.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2023, shareholders of record numbered 2,071.

We did not pay dividends during fiscal 2023 or 2022.  Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as defined in our credit agreements.  We currently do not intend to pay dividends in fiscal 2024.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2023	_______	_______	_______	$47,909,372

February 1 – February 28, 2023	3,562 (b)	$24.64	_______	$47,909,372

March 1 – March 31, 2023	110,750 (b) (c)	$25.48	100,000	$45,372,391

Total	114,312 (b) (c)	$25.46	100,000

(a)
Effective November 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of Modine common stock at such times and prices that it deems to be appropriate.  This authorization expires in November 2024.

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

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) SmallCap 600 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.  The return shown on the graph is not necessarily indicative of future performance.

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2018	2019	2020	2021	2022	2023
Modine Manufacturing Company	$100	$65.58	$15.37	$69.83	$42.60	$108.98
Russell 2000 Index	100	102.05	77.57	151.14	142.39	125.87
S&P SmallCap 600 Industrials Index	100	98.85	76.59	149.62	149.63	156.62

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

At Modine, we are Engineering a Cleaner, Healthier World ™.  We provide trusted products and technologies that help improve our world.  Our broad portfolio of systems and solutions support our mission of improving indoor air quality, conserving natural resources, lowering harmful emissions, enabling cleaner running vehicles, and using environmentally friendly refrigerants.  We operate in four continents, in 15 countries, and employ approximately 11,300 persons worldwide.

We sell innovative and environmentally responsible thermal management products and solutions to diversified customers in a wide array of commercial, industrial, and building HVAC&R markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway OEM vehicular applications.  Our primary product groups include i) heat transfer; ii) HVAC & refrigeration; iii) data center cooling; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

Company Strategy

Our purpose is to engineer a cleaner, healthier world by providing products and services that improve indoor air quality, reduce water and energy consumption, lower harmful emissions, enable cleaner running vehicles, and use environmentally friendly refrigerants.

In fiscal 2023, we made significant progress toward transforming Modine.  We originally announced our vision for a “new” Modine in late fiscal 2021.  In fiscal 2022, we onboarded seasoned leaders to drive transformative change, including new segment presidents for our Climate Solutions and Performance Technologies segments.  Since that time, we have simplified and segmented our organization, aligning teams, led by general managers, around specific strategies and market-based verticals within our company.  Our new leadership teams have created a high-performance culture and are prioritizing resources on products and markets with the highest growth opportunities and best return profiles.  We have been focused on growth opportunities in the data center market and have strategically expanded our product offerings in this business.  We are now manufacturing and selling more data center cooling products in North America.  We have also improved our commercial acumen and have strengthened our business relationships with our best customers.  In addition, by applying 80/20 principles and improving our commercial pricing methodologies, we have improved our profit margins in fiscal 2023, in spite of significant supply chain challenges and inflationary market conditions.

Entering fiscal 2024, while a level of uncertainty and the possibility of recessionary conditions exist in the global marketplace, we are focused on organic and inorganic growth opportunities in the key markets we serve and the incremental value we believe we can unlock in Modine by applying 80/20 principles across our businesses.  We are strengthening key customer relationships and pursing strategic growth opportunities, particularly in the data center, electric vehicles, and HVAC&R markets where we see the best opportunities for profitable growth.  In addition, we are utilizing an 80/20 mindset within our manufacturing facilities and expect to achieve production efficiency improvements as a result.

Our ultimate objective for our transformational strategy is to accelerate profitable growth.  We expect to change our mix of business, as we grow certain areas and strategically deemphasize others.  We expect these changes will fuel improvements in both earnings and cash flow, all while supporting our customers with innovative and environmentally responsible thermal management solutions to succeed in the ever-changing global marketplace.

Development of New Products and Technology

Every day, we leverage our technical expertise, building on more than 100 years of excellence in thermal management, to advance our purpose.  We are dedicated to utilizing technology and solutions with sustainable impacts.  Our ability to provide customizable solutions to meet the ever-evolving needs of our customers is one of our greatest competitive strengths.

We partner with our customers and use a systems-based approach to ensure our solutions work seamlessly with their other components.  Our thermal solutions enable our customers to stay ahead of new and emerging regulations, particularly those involving increasingly stringent emissions, fuel economy, and energy efficiency standards.

We maintain numerous state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin; Leeds, United Kingdom; Grenada, Mississippi; Pocenia, Italy; and Bonlanden, Germany.  Customers know our reputation for innovation and rely on Modine to provide high quality products and technologies.

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

Operational and Financial Discipline

We are using 80/20 principles to guide our path forward toward commercial excellence.  Through closely analyzing our customer and product data with our 80/20 mindset, we focus our commercial and operational actions in areas that drive our profitability and also in areas requiring improvement.  Our Climate Solutions and Performance Technologies segments have strategically aligned their teams around their primary market-based verticals and are driving transformative change.  The general manager for each vertical is working toward strategic objectives specifically tailored to his or her business and we expect these strategies will continue to generate earnings and cash flow improvements.

While executing on our strategic initiatives, we have faced obstacles including supply chain disruptions and inflationary market conditions.  We have and will continue to address these challenges head-on through commercial actions and close engagement with our suppliers.

Our fiscal 2023 annual cash incentive plan for our management team was based upon two performance metrics: growth in net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) and Adjusted EBITDA margin as a percentage of net sales.  The incentive plan’s performance goals were established for each operating segment as well for the consolidated company.  In addition, we provide a long-term incentive compensation plan for officers and certain key leaders throughout our organization to attract, retain, and motivate these employees who are responsible for driving the long-term success of our company.  The plan is comprised of stock awards, stock options, and performance-based awards.  The performance-based awards for the fiscal 2023 through 2025 performance period are based upon a target three-year average growth in Adjusted EBITDA and a target three-year average cash flow return on invested capital.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a segment president and has separate strategic and financial plans and financial results which are reviewed by our chief operating decision maker.  These plans and results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.

Effective April 1, 2022, we began managing the Company under two operating segments, Climate Solutions and Performance Technologies.  Our segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management.  This simplified segment structure allows us to better focus resources on targeted growth opportunities and better enables an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow.

The Climate Solutions segment includes the previously-reported BHVAC and CIS segments, with the exception of CIS Coatings.  The Performance Technologies segment includes the previously-reported Heavy Duty Equipment and Automotive segments and the CIS Coatings business.

Climate Solutions (43 percent of fiscal 2023 net sales)

Our Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications.  The Climate Solutions segment sells heat transfer, HVAC & refrigeration, and data center cooling solutions to customers in North America, EMEA, and Asia.  Heat transfer products include heat transfer coils used in commercial and residential HVAC and refrigeration applications.  HVAC & refrigeration products include commercial and residential unit heaters, vertical and horizontal unit ventilators, air conditioning chillers, low global warming potential unit coolers, air-cooled condensers, and dry coolers.  Data center cooling solutions, which are integrated with system controls, include air- and liquid-cooled chillers, CRAC and CRAH units, and fan walls.  We sell our products and solutions both directly to commercial and industrial OEM and end user customers and through wholesalers, distributors, consulting engineers, contractors and data center operators for applications such as data centers, schools, greenhouses, healthcare systems, warehouses, residential garages, manufacturing facilities, and other commercial and industrial applications.

During fiscal 2023, Climate Solutions segment sales increased compared with the prior year, primarily driven by increased sales of data center cooling, heat transfer, and HVAC & refrigeration products.  We applied 80/20 principles to each of our businesses within the Climate Solutions segment during fiscal 2023.  For example, we simplified our heat transfer products business by reducing SKUs and have refined our pricing discipline.  Through these efforts, we achieved improvements in the Climate Solutions segment’s profit margins.  In addition, as part of our strategic growth initiatives, we have expanded our data center business and are manufacturing and selling more data center cooling products in North America.

Looking ahead, while a level of uncertainty and the possibility of recessionary conditions exist in the global marketplace, we expect growth across the HVAC&R and data center markets we serve during fiscal 2024.  These markets are heavily impacted by construction activity, building regulations, owner/occupant comfort requirements, and the increasing reliance on digital technologies.  We expect particularly strong growth in the data center markets as the need for digital infrastructure expands.  We also expect the North American school and commercial HVAC markets, to which we sell our indoor air quality products, will experience strong growth during fiscal 2024, driven by federal and local funding for ventilation improvements for schools.  In addition, we expect the rapid adoption of heat pump technology in Europe to be a market growth driver and are increasing our manufacturing capacity in response.

In fiscal 2024, we will continue to utilize an 80/20 mindset across our Climate Solutions businesses.  We are focused on engaging with key customers to further develop our relationships with them and are pursuing strategic growth opportunities, particularly for our data center, heating, and indoor air quality products.  We are also focused on growing our refrigeration sales and believe we can become a market leader in more environmentally friendly carbon dioxide gas coolers and adiabatic solutions in North America and Europe.  In addition to these organic growth opportunities, we plan to pursue acquisitions to further accelerate growth and complement our existing product portfolio.  Finally, we are also focused on applying the 80/20 principles within our manufacturing facilities and expect to achieve production efficiency improvements as a result.

Performance Technologies (57 percent of fiscal 2023 net sales)

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that increase fuel economy and lower emissions in light of increasingly stringent government regulations.  The Performance Technologies segment designs and manufactures air- and liquid-cooled technology for vehicular, stationary power, and industrial applications.  Air-cooled products consist primarily of powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks.  Liquid-cooled products include engine oil coolers, EGR coolers, liquid charge air coolers, transmission and retarder oil coolers, fuel coolers, and condensers.  In addition, the Performance Technologies segment provides advanced solutions, designed to improve battery range and vehicle life, to zero-emission and hybrid commercial vehicle and automotive customers.  These solutions include battery thermal management systems, electronics cooling packages, and battery chillers.  The advanced solutions provided by the segment also include coating products and application services that extend the life of equipment and components by protecting against corrosion.

During fiscal 2023, Performance Technologies segment sales increased compared with the prior year, primarily driven by higher sales volume and favorable commercial pricing, including adjustments in response to material price increases.  Compared with the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products each increased.  In fiscal 2023, we focused on training our employees on 80/20 principles and began applying them to our businesses.

Looking ahead, while a level of uncertainty and the possibility of recessionary conditions exist in the global marketplace,  we are excited about the growth potential in our key markets and the benefits we expect to achieve as we roll out 80/20 principles across all of our businesses.  Our Advanced Solutions team is focused on growing sales of its thermal management systems and components for electric vehicles and is engaged with numerous current and prospective customers.  We believe government policies in the U.S. and Europe will drive customer investments in electric and alternative powertrains and will support market growth in this area.  In addition, we expect the global automotive markets to experience moderate growth, as customers look to replenish inventory levels in light of the semiconductor chip shortage and other supply chain challenges.  We are also working to apply our 80/20 mindset to achieve manufacturing efficiencies and to improve our business mix, focusing on higher profit margin products, applying quoting filters for new customer programs and reducing complexity across our businesses.

Consolidated Results of Operations

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the military conflict between Russia and Ukraine and the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions.  We are focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including changes in raw material, energy, logistic, and interest costs, as well as delays and shortages in certain purchased commodities and components.  We have implemented selling price increases for many of our products in response to raw material and other cost increases and are engaged with suppliers to ensure availability of key raw materials.  We cannot reasonably estimate the full impact that economic and market dynamics will have on our business, results of operations, or cash flows in the future.

Fiscal 2023 Highlights
Fiscal 2023 net sales increased $248 million, or 12 percent, from the prior year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $168 million, or 10 percent, primarily due to higher sales volume and higher raw material costs, including underlying metal prices and related premiums, fabrication, freight, and packaging costs.  Gross profit increased $80 million and gross margin improved 180 basis points to 16.9 percent.  SG&A expenses increased $19 million, primarily due to higher compensation-related expenses.  Operating income of $150 million during fiscal 2023 increased $31 million from the prior year, primarily due to higher gross profit, partially offset by the absence of a $56 million net impairment reversal recorded in the prior year that primarily related to the liquid-cooled automotive business.  Upon the termination of a sale agreement with the prospective buyer during the third quarter of fiscal 2022, the liquid-cooled automotive business reverted back to held and used classification.  See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the liquid-cooled automotive business, which was classified as held for sale during the first seven months of fiscal 2022.

Fiscal 2022 Highlights
Fiscal 2022 net sales increased $242 million, or 13 percent, from the prior year, primarily due to higher sales in our Climate Solutions and Performance Technologies segments.  Cost of sales increased $226 million, or 15 percent, from the prior year primarily due to higher raw material prices and higher sales volume.  Gross profit increased $16 million and gross margin declined 110 basis points to 15.1 percent.  SG&A expenses increased $4 million, primarily due to higher compensation-related expenses, as the prior-year benefitted from cost-saving actions implemented in response to the COVID-19 pandemic.  Operating income of $119 million during fiscal 2022 represents a $217 million improvement from the prior-year operating loss of $98 million.  The operating income and operating loss during fiscal 2022 and 2021 include a $56 million net impairment reversal and $167 million of impairment charges, respectively, primarily related to the automotive businesses that were held for sale.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2023, 2022 and 2021.

	Years ended March 31,
	2023		2022		2021
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,298	100.0%	$2,050	100.0%	$1,808	100.0%
Cost of sales	1,909	83.1%	1,741	84.9%	1,515	83.8%
Gross profit	389	16.9%	309	15.1%	293	16.2%
Selling, general and administrative expenses	234	10.2%	215	10.5%	211	11.7%
Restructuring expenses	5	0.2%	24	1.2%	13	0.7%
Impairment charges (reversals) - net	-	-	(56)	-2.7%	167	9.2%
Loss on sale of assets	-	-	7	0.3%	-	-
Operating income (loss)	150	6.5%	119	5.8%	(98)	-5.4%
Interest expense	(21)	-0.9%	(16)	-0.8%	(19)	-1.1%
Other expense – net	(4)	-0.2%	(2)	-0.1%	(2)	-0.1%
Earnings (loss) before income taxes	125	5.5%	101	5.0%	(119)	-6.6%
Benefit (provision) for income taxes	28	1.2%	(15)	-0.7%	(90)	-5.0%
Net earnings (loss)	$154	6.7%	$86	4.2%	$(209)	-11.6%

Year Ended March 31, 2023 Compared with Year Ended March 31, 2022

Fiscal 2023 net sales of $2,298 million were $248 million, or 12 percent, higher than the prior year, primarily due to higher sales volume in both of our segments and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $111 million unfavorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $144 million and $101 million, respectively.

Fiscal 2023 cost of sales of $1,909 million increased $168 million, or 10 percent, primarily due to higher sales volume and higher raw material prices, which increased $34 million.  These increases were partially offset by a $95 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 180 basis points to 83.1 percent, primarily due to the favorable impact of higher sales volume and favorable commercial pricing, partially offset by higher material, labor and other inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, fiscal 2023 gross profit increased $80 million and gross margin improved 180 basis points to 16.9 percent.

Fiscal 2023 SG&A expenses increased $19 million, yet decreased 30 basis points as a percentage of sales.  The higher SG&A expenses were primarily driven by higher compensation-related expenses, which increased $20 million and included higher incentive compensation and commission-related expenses, and, to a lesser extent, increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by an $8 million favorable impact of foreign currency exchange rates.  In addition, strategic reorganization costs, costs associated with our review of strategic alternatives for our automotive businesses, and environmental charges related to a previously-closed manufacturing facility in the U.S., which are each recorded at Corporate, decreased $3 million, $2 million, and $2 million, respectively, during fiscal 2023 compared with the prior year.

Restructuring expenses of $5 million in fiscal 2023 decreased $19 million compared with the prior year, primarily due to lower severance-related expenses in the Performance Technologies segment.

The net impairment reversal of $56 million during fiscal 2022 primarily related to the liquid-cooled automotive business.   In connection with the termination of the agreement to sell this business in the third quarter of fiscal 2022, we reversed a significant amount of previously-recorded impairment charges within the Performance Technologies segment.

We sold our Austrian air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $7 million loss on sale at Corporate during fiscal 2022.

Operating income of $150 million during fiscal 2023 increased $31 million from the prior year, primarily due to an $80 million increase in gross profit, a $19 million decrease in restructuring expenses, and the absence of the $7 million loss on the sale of the Austrian air-cooled automotive business in the prior year.  These drivers, which favorably impacted operating income in fiscal 2023, were partially offset by the absence of the $56 million net impairment reversal recorded in the prior year and higher SG&A expenses.

Interest expense in fiscal 2023 increased $5 million compared with the prior year, primarily due to unfavorable changes in interest rates.  In addition, we amended and extended our U.S. credit agreement that provides for a multi-currency revolving credit facility and U.S. dollar- and euro- denominated term loans maturing in October 2027, along with shorter-duration swingline loans.  In connection with this credit agreement modification, we recorded $1 million of costs as interest expense during fiscal 2023.

The benefit for income taxes was $28 million in fiscal 2023, compared with a provision for income taxes of $15 million in fiscal 2022.  The $43 million change was primarily due to a $57 million income tax benefit recorded in the current year related to the reversal of the valuation allowance on certain deferred tax assets in the U.S., partially offset by the absence of a net $11 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions in the prior year.

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

Fiscal 2022 net sales of $2,050 million were $242 million, or 13 percent, higher than the prior year, primarily due to higher sales volume in each of our segments, and favorable commercial pricing, including adjustments in response to raw material price increases.  Sales in the Climate Solutions and Performance Technologies segments increased $180 million and $63 million, respectively.

Fiscal 2022 cost of sales of $1,741 million increased $226 million, or 15 percent, primarily due to higher raw material prices, which increased $148 million, and higher sales volume.  In addition, cost of sales in fiscal 2021 was favorably impacted by cost-saving actions taken in response to the COVID-19 pandemic.  These factors, which caused an increase in cost of sales compared with the prior year, were partially offset by lower depreciation expense in the Performance Technologies segment and improved operating efficiencies.  As a percentage of sales, cost of sales increased 110 basis points to 84.9 percent.

As a result of higher sales and higher cost of sales as a percentage of sales, fiscal 2022 gross profit increased $16 million and gross margin declined 110 basis points to 15.1 percent.

Fiscal 2022 SG&A expenses increased $4 million.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, as the prior year was favorably impacted by cost-saving actions implemented to mitigate the negative impacts of COVID-19.  In addition, environmental charges related to a previously-owned manufacturing facility in the U.S. increased $3 million.  These increases were partially offset by lower costs related to our review of strategic alternatives for the automotive businesses and lower strategic reorganization costs, which decreased $4 million and $3 million, respectively.  The lower strategic reorganization costs primarily resulted from lower severance expenses for executive management positions.

Restructuring expenses of $24 million in fiscal 2022 increased $11 million compared with the prior year, primarily due to higher severance-related expenses in the Performance Technologies segment, partially offset by lower severance-related expenses in the Climate Solutions segment.

In fiscal 2021, we recorded $167 million of impairment charges to write down the long-lived assets in the liquid-cooled and Austrian air-cooled automotive businesses when they were classified as held for sale.  In fiscal 2022, we adjusted the long-lived assets in the liquid-cooled automotive business to the lower of carrying or fair value once they no longer met the held for sale classification criteria and, as a result, recorded a net impairment reversal of $56 million.

We sold our Austrian air-cooled automotive business on April 30, 2021.  As a result of the sale, we recorded a $7 million loss on sale at Corporate during fiscal 2022.

Operating income of $119 million during fiscal 2022 represents an improvement of $217 million from the prior-year operating loss of $98 million.  The operating income and operating loss during fiscal 2022 and 2021 included the significant impairment reversal and impairment charges within the Performance Technologies segment.  In addition, as compared with the prior year, the fiscal 2022 operating income was favorably impacted by higher gross profit.  Operating income was negatively impacted by higher restructuring expenses, the loss on sale of the Austrian air-cooled automotive business, and higher SG&A expenses.

The provision for income taxes was $15 million and $90 million in fiscal 2022 and 2021, respectively.  The $75 million decrease was primarily due to the absence of $117 million of income tax charges recorded in fiscal 2021 to increase the valuation allowances on deferred tax assets in the U.S. and in certain foreign jurisdictions and a net $11 million income tax benefit recorded in fiscal 2022 related to valuation allowances on deferred tax assets in foreign jurisdictions.  These drivers, which decreased the provision for income taxes, were partially offset by the absence of income tax benefits totaling $47 million recorded in the prior year, including $38 million related to the impairment charges recorded for the held for sale automotive businesses and $9 million resulting from the allocation of the income tax provision between net earnings and other comprehensive income.

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

The segment realignment had no impact on our consolidated financial position, results of operations, and cash flows.  We have recast the segment financial information for fiscal 2022 and 2021 to conform to the fiscal 2023 presentation.

Climate Solutions

	Years ended March 31,
	2023		2022		2021
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,012	100.0%	$911	100.0%	$731	100.0%
Cost of sales	788	77.9%	744	81.7%	595	81.3%
Gross profit	224	22.1%	166	18.3%	137	18.7%
Selling, general and administrative expenses	97	9.6%	90	9.9%	82	11.2%
Restructuring expenses	2	0.2%	2	0.2%	5	0.7%
Operating income	$124	12.3%	$73	8.1%	$50	6.8%

Year Ended March 31, 2023 Compared with Year Ended March 31, 2022

Climate Solutions net sales increased $101 million, or 11 percent, in fiscal 2023 compared with the prior year, primarily due to higher sales volume and favorable commercial pricing.  These increases were partially offset by a $52 million unfavorable impact of foreign currency exchange rates.  Compared with the prior year, sales of data center cooling, heat transfer, and HVAC & refrigeration products increased $58 million, $33 million, and $11 million, respectively.

Climate Solutions cost of sales increased $44 million, or 6 percent, in fiscal 2023, primarily due to higher sales volume, partially offset by a $44 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 380 basis points to 77.9 percent, primarily due to the favorable impact of higher sales volume, favorable commercial pricing, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $58 million and gross margin improved 380 basis points to 22.1 percent.

Climate Solutions SG&A expenses increased $7 million compared with the prior year, yet decreased 30 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to a $5 million increase in compensation-related expenses, including commission expenses, and increases in other general and administrative expenses that have been impacted by inflationary market conditions.  These increases were partially offset by a $4 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses totaling $2 million during fiscal 2023 were consistent with the prior year and primarily consisted of severance-related expenses.

Operating income in fiscal 2023 increased $51 million to $124 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

Climate Solutions net sales increased $180 million, or 25 percent, in fiscal 2022 compared with the prior year, primarily due to higher sales volume and, to a lesser extent, favorable commercial pricing, including adjustments in response to raw material price increases.  Sales of heat transfer, HVAC & refrigeration, and data center cooling products increased $101 million, $46 million, and $32 million, respectively.

Climate Solutions cost of sales increased $149 million, or 25 percent, in fiscal 2022, primarily due to higher sales volume and higher raw material prices, which increased $67 million.  As a percentage of sales, cost of sales increased 40 basis points to 81.7 percent, primarily due to higher material costs, partially offset by favorable impacts of higher sales volume and improved operating efficiencies.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $29 million and gross margin declined 40 basis points to 18.3 percent.

Climate Solutions SG&A expenses increased $8 million compared with the prior year, yet decreased 130 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $6 million and included higher commission expenses.

Restructuring expenses during fiscal 2022 decreased $3 million, primarily due to lower severance expenses.  The fiscal 2022 severance expenses primarily related to targeted headcount reductions in Europe and China.  The fiscal 2021 severance expenses primarily related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income in fiscal 2022 of $73 million increased $23 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Years ended March 31,
	2023		2022		2021
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,316	100.0%	$1,172	100.0%	$1,109	100.0%
Cost of sales	1,150	87.4%	1,030	87.9%	952	85.8%
Gross profit	166	12.6%	142	12.1%	157	14.2%
Selling, general and administrative expenses	98	7.4%	99	8.4%	93	8.4%
Restructuring expenses	3	0.2%	22	1.9%	7	0.6%
Impairment charges (reversals) - net	-	-	(56)	-4.8%	167	15.0%
Operating income (loss)	$66	5.0%	$77	6.6%	$(109)	-9.8%

Year Ended March 31, 2023 Compared with Year Ended March 31, 2022

Performance Technologies net sales increased $144 million, or 12 percent, in fiscal 2023 compared with the prior year, primarily due to higher sales volume and favorable commercial pricing, including adjustments in response to raw material price increases.  These increases were partially offset by a $59 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, the absence of sales from the Austrian air-cooled automotive business, which we sold on April 30, 2021.  Sales of air-cooled, liquid-cooled, and advanced solutions products increased $86 million, $36 million, and $25 million, respectively.

Performance Technologies cost of sales increased $120 million, or 12 percent, primarily due to higher sales volume and higher raw material prices, which increased $29 million.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales.  During fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business until they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $52 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 50 basis points to 87.4 percent, primarily due to the favorable impact of higher sales volume and commercial pricing, partially offset by higher material, labor and inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $24 million and gross margin improved 50 basis points to 12.6 percent.

Performance Technologies SG&A expenses decreased $1 million compared with the prior year.  As a percentage of sales, SG&A expenses decreased by 100 basis points.  The decrease in SG&A expenses was primarily due to a $4 million favorable impact of foreign currency exchange rate changes and, to a lesser extent, lower compensation-related expenses, partially offset by higher general and administrative expenses that have been impacted by inflationary market conditions.

Restructuring expenses during fiscal 2023 totaled $3 million, a decrease of $19 million compared with the prior year.  This decrease was primarily driven by lower severance expenses in Europe for targeted headcount reductions.

The net impairment reversal of $56 million in fiscal 2022 primarily related to assets in our liquid-cooled automotive business.  See Note 2 of the Notes to Consolidated Financial Statements for further information.

Operating income in fiscal 2023 decreased $11 million to $66 million, primarily due to the absence of the significant net impairment reversal recorded in the prior year, partially offset by higher gross profit and lower restructuring expenses.

Year Ended March 31, 2022 Compared with Year Ended March 31, 2021

Performance Technologies net sales increased $63 million, or 6 percent, in fiscal 2022 compared with the prior year, primarily due to favorable commercial pricing, including adjustments in response to raw material price increases, and to a lesser extent, higher sales volume.  In regard to the higher sales volume, sales in the prior year were negatively impacted by the COVID-19 pandemic in fiscal 2021.  Sales increased in fiscal 2022 to off-highway and commercial vehicle customers, as those underlying markets recovered.  Sales to automotive customers, however, decreased in fiscal 2022, primarily due to $58 million of lower sales from our Austrian air-cooled automotive business, which we sold in the first quarter of fiscal 2022, and the negative impacts of the semiconductor chip shortage on the global automotive market.  Compared with the prior year, sales of air-cooled and advanced solutions products increased $52 million and $21 million, respectively.  Sales of liquid-cooled products decreased $11 million.

Performance Technologies cost of sales increased $78 million, or 8 percent, primarily due to higher raw material prices, which increased $81 million, and to a lesser extent, higher sales volume. These drivers, which increased cost of sales, were partially offset by lower depreciation expenses in the segment’s automotive businesses, which decreased $9 million.  We ceased depreciating the property, plant and equipment assets within the liquid-cooled and Austrian air-cooled automotive businesses when they were classified as held for sale during the second half of fiscal 2021.  Upon reverting back to held and used classification during the third quarter of fiscal 2022, we resumed depreciating the property, plant and equipment assets in the liquid-cooled automotive business.  As a percentage of sales, cost of sales increased 210 basis points to 87.9 percent, primarily due to the higher material prices.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit decreased $15 million and gross margin declined 210 basis points to 12.1 percent.

Performance Technologies SG&A expenses increased $6 million compared with the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $7 million, partially offset by lower development and other administrative costs.

Restructuring expenses during fiscal 2022 totaled $22 million, an increase of $15 million compared with the prior year.  The increase was primarily driven by higher severance expenses in Europe related to targeted headcount reductions.

The fiscal 2022 net impairment reversal of $56 million primarily related to assets in our liquid-cooled automotive business.  We remeasured the previously impaired long-lived assets within the liquid-cooled automotive business to the lower of their carrying or fair value once they were no longer held for sale.  The fiscal 2021 impairment charges totaling $167 million related to assets in the liquid-cooled and Austrian air-cooled automotive businesses, which were first classified as held for sale in fiscal 2021.  See Note 2 of the Notes to Consolidated Financial Statements for further information.

Operating income of $77 million during fiscal 2022 represents a $186 million improvement from the prior-year operating loss of $109 million.  The operating income and operating loss during fiscal 2022 and 2021 were largely driven by the significant net impairment reversal and impairment charges, respectively.  In addition, as compared with the prior year, operating income was unfavorably impacted by lower gross profit and higher restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2023 of $67 million, and an available borrowing capacity of $270 million under our revolving credit facility.  Given our extensive international operations, approximately $63 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include pension obligations, debt and related interest payments, lease obligations, and obligations for capital expenditures.  Our pension liabilities totaled $42 million as of March 31, 2023.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, we do not expect to make cash contributions to our U.S. pension plans during fiscal 2024.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2023 was $108 million, an increase of $96 million from $12 million in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and favorable net changes in working capital, as compared with the prior year.  While inventories have increased $44 million from the prior year, the increase has been less significant than the increase in the prior year.  In fiscal 2023, the Company increased its inventory levels, particularly in the Climate Solutions segment, to meet planned production increases.  In fiscal 2022, the higher inventory levels largely resulted from increased raw material prices and impacts from global supply constraints and challenges, which continued to impact our businesses in fiscal 2023.  In addition, the favorable changes in working capital include lower payments for incentive compensation and lower pension plan contributions in fiscal 2023, as compared with the prior year.

Net cash provided by operating activities in fiscal 2022 was $12 million, a decrease of $138 million from $150 million in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher inventory and accounts receivable levels and higher payments for incentive compensation and employee benefits as compared with the prior year.  Inventory increased $61 million from March 31, 2021 to March 31, 2022.

Capital Expenditures

Capital expenditures of $51 million during fiscal 2023 increased $11 million compared with fiscal 2022.  Our capital spending in fiscal 2023 in the Performance Technologies and Climate Solutions segments totaled $25 million and $24 million, respectively.  Capital expenditures in the Performance Technologies segment include tooling and equipment purchases in conjunction with new and renewal programs with customers.  Capital spending in the Climate Solutions segment include investments supporting our strategic growth initiatives, including expanding our data center business.

Debt

In October 2022, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $275 million revolving credit facility and term loan facilities maturing in October 2027.  This credit agreement modified our then existing $250 million revolver and term loan facilities, which would have matured in June 2024.

Our total debt outstanding decreased $25 million to $353 million at March 31, 2023 compared with the prior year, primarily due to repayments during fiscal 2023.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below.  Indebtedness under our credit agreements is secured by liens on substantially all domestic assets.  These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments including dividends.  Also, the credit agreements may require prepayments in the event of certain asset sales.

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2023, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during fiscal 2024 and beyond.

See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Share Repurchase Program

During fiscal 2023, we repurchased $7 million of our common stock.  As of March 31, 2023, we had $45 million of authorized share repurchases remaining under our current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares depends on a number of factors, including business conditions, other cash priorities, and stock price.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing our consolidated financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on our financial statements.  The following discussion of these judgments and estimates is intended to supplement the significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements.  In addition, recently issued accounting pronouncements that either have or could materially impact our financial statements are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue based upon consideration specified in a contract and as we satisfy performance obligations by transferring control over our products to our customers, which may be at a point in time or over time.  The majority of our revenue is recognized at a point in time, based upon shipment terms.  A limited number of our customer contracts provide an enforceable right to payment for performance completed to date.  For these contracts, we recognize revenue over time based upon our estimated progress toward the satisfaction of the contract’s performance obligations.  We record an allowance for credit losses and we accrue for estimated warranty costs at the time of sale.  We base these estimates upon historical experience, current business trends and economic conditions, and risks specific to the underlying accounts receivable or warranty claims.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $315 million and $81 million, respectively, at March 31, 2023.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our Climate Solutions segment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

During fiscal 2022, we recorded a net impairment reversal of $56 million, primarily related to assets that were held for sale in the Performance Technologies segment.  In fiscal 2021, we recorded $167 million of impairment charges to write down the long-lived assets in the liquid- and air-cooled automotive businesses when they were classified as held for sale.  In fiscal 2022, we adjusted the long-lived assets in the liquid-cooled automotive business to the lower of carrying or fair value when they no longer met the held for sale classification criteria.  See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

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

Determining the fair value of a reporting unit involves judgment and the use of estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rates used in determining discounted cash flows are rates corresponding to our cost of capital, adjusted for country- and business-specific risks where appropriate.  While we believe the assumptions used in our goodwill impairment tests are appropriate and result in a reasonable estimate of the fair value of each reporting unit, future events or circumstances could have a potential negative effect on the estimated fair value of our reporting units.  These events or circumstances include lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and continued inflationary market conditions, including the impacts associated with the military conflict in Ukraine and the COVID-19 pandemic.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.

At March 31, 2023, our goodwill totaled $166 million related to our Climate Solutions and Performance Technologies segments.  We conducted goodwill impairment tests as of March 31, 2023 by applying a fair value-based test and determined the fair value of the reporting units in each of our operating segments exceeded their respective book value.  A 10 percent decrease in the estimated fair value of each reporting unit would not have resulted in a different conclusion.

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

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2023, our pension liabilities totaled $42 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rates.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future benefit cost.  Our domestic pension plans are closed to new participants; therefore, participants in these plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in fiscal 2023 and 2022 was 7.0 percent and 7.5 percent, respectively.  For fiscal 2024, we have assumed a rate of 6.5 percent.  A change of 25 basis points in the expected rate of return on assets would impact our fiscal 2024 pension expense by less than $1 million.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2023 and 2022, for purposes of determining pension expense, we used a discount rate of 3.9 and 3.2 percent, respectively.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows for our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2024 pension expense and projected benefit obligation by less than $1 million and approximately $4 million, respectively.

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

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  We record a valuation allowance if we determine it is more likely than not that the net deferred tax assets in a particular jurisdiction will not be realized.  This determination, which is made on a legal entity-by-legal entity basis, involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  We believe the assumptions that we used are appropriate and result in a reasonable determination regarding the future realizability of deferred tax assets.  However, future events or circumstances, such as lower-than-expected taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could cause us to record additional valuation allowances.

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

•	Our ability to mitigate increased labor costs and labor shortages;

•	The impact of public health threats, such as COVID-19, on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and

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

•
The overall health of and price-reduction pressure from our vehicular customers in light of economic and market-specific factors, the potential lower overall win rate for sales programs with contractual price reductions as a result of pricing strategies to ensure satisfactory profit margins for the duration of the programs, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

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

Strategic Risks:

•
Our ability to successfully realize anticipated benefits from strategic initiatives and our continued application of 80/20 principles to our business, through which we are focused on reducing complexity and growing businesses with strong market drivers;

•	Our ability to identify and execute on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses;

•	Our ability to successfully execute strategies to reduce costs and improve operating margins; and

•	The potential impacts from actions by activist shareholders, including disruption of our business and related costs.

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries.  We have manufacturing facilities in Brazil, China, India, Mexico, and throughout Europe.  We also have joint ventures in China and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2023, we recorded a net gain of less than $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2023, approximately 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2023, changes in foreign currency exchange rates unfavorably impacted our sales by $111 million; however, the impact on our operating income was only $7 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2023, there would not have been a material impact on our fiscal 2023 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility, including swingline borrowings, is variable and is currently based primarily on either SOFR or EURIBOR, plus 137.5 to 175 basis points, depending on our leverage ratio.  As a result, we are subject to risk of fluctuations in SOFR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.

As of March 31, 2023, our outstanding borrowings on variable-rate term loans totaled $216 million.  There were no outstanding borrowings on our revolving credit facility as of March 31, 2023.  Based upon our outstanding debt with variable interest rates at March 31, 2023, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2024 by approximately $2 million.

Commodity Price and Supply Risk

To produce the products we sell, we purchase raw materials and supplies including aluminum, copper, steel and stainless steel (nickel), refrigerants, and gases such as natural gas, helium, and nitrogen.  In addition, we also purchase components and parts that are integrated into our end products.

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

In fiscal 2023, we continued to experience a significant increase in raw material prices and price increases on other goods and services in connection with global supply chain challenges and inflationary market conditions.  In response, we implemented selling price increases for our products.  Nevertheless, we are still subject to the risk of further price increases on commodities, components, and other goods and services that we purchase.

Regarding supply risk in light of current supply chain challenges, we are engaged with our suppliers to ensure availability of purchased commodities and components and we have added key suppliers to our supply base during the last year.  However, we are still dependent upon limited sources of supply for certain components used in the manufacture of our products, including aluminum, copper, steel and stainless steel (nickel).  Even with this expanded supply base, we are exposed to the risk of suppliers of certain raw materials not being able or willing to meet strong customer demand, as they may not increase their output capacity as quickly as customers increase their orders, the impact of trade laws and tariffs, and increased prices being charged by raw material suppliers.

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

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2023, 37 percent of our trade accounts receivable was concentrated with our top ten customers.  These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, data center cooling, and commercial air conditioning and refrigeration markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the current inflationary market conditions.

 We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2023;

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

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world, such as that caused by geopolitical uncertainly or pandemics, or downturns in markets in which we operate.  We sell a broad range of thermal solution systems to customers operating in diverse markets, including the commercial, industrial, and building HVAC&R and commercial vehicle, off-highway, and automotive and light vehicle markets.

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

Commodity Derivatives
From time to time, we enter into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices of these commodities.  We periodically designate certain commodity forward contracts as cash flow hedges for accounting purposes.  For these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses within cost of sales as the underlying inventory is sold.  In fiscal 2023, 2022, and 2021, net gains and losses recognized in cost of sales related to commodity forward contracts were approximately $1 million or less in each year.

Foreign Currency Forward Contracts
We use derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions and designate certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  For these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  In fiscal 2023, 2022, and 2021, net gains and losses recognized in sales and cost of sales related to foreign currency forward contracts were $1 million or less in each year.  We have not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these non-designated foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty Risks
We manage counterparty risks by ensuring that counterparties to derivative instruments maintain credit ratings acceptable to us.  At March 31, 2023, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2023, 2022 and 2021
(In millions, except per share amounts)

	2023	2022	2021
Net sales	$2,297.9	$2,050.1	$1,808.4
Cost of sales	1,908.5	1,740.8	1,515.0
Gross profit	389.4	309.3	293.4
Selling, general and administrative expenses	234.0	215.1	210.9
Restructuring expenses	5.0	24.1	13.4
Impairment charges (reversals) – net	-	(55.7)	166.8
Loss on sale of assets	-	6.6	-
Operating income (loss)	150.4	119.2	(97.7)
Interest expense	(20.7)	(15.6)	(19.4)
Other expense – net	(4.4)	(2.1)	(2.2)
Earnings (loss) before income taxes	125.3	101.5	(119.3)
Benefit (provision) for income taxes	28.3	(15.2)	(90.2)
Net earnings (loss)	153.6	86.3	(209.5)
Net earnings attributable to noncontrolling interest	(0.5)	(1.1)	(1.2)
Net earnings (loss) attributable to Modine	$153.1	$85.2	$(210.7)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$2.93	$1.64	$(4.11)
Diluted	$2.90	$1.62	$(4.11)

Weighted-average shares outstanding:
Basic	52.3	52.0	51.3
Diluted	52.8	52.5	51.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Net earnings (loss)	$153.6	$86.3	$(209.5)
Other comprehensive income (loss):
Foreign currency translation	(18.9)	(8.3)	30.9
Defined benefit plans, net of income taxes of $1.1, $0 and $10.4 million	6.7	19.7	30.1
Cash flow hedges, net of income taxes of $0, $0 and $0.6 million	0.1	0.1	1.6
Total other comprehensive income (loss)	(12.1)	11.5	62.6

Comprehensive income (loss)	141.5	97.8	(146.9)
Comprehensive income attributable to noncontrolling interest	-	(0.9)	(1.7)
Comprehensive income (loss) attributable to Modine	$141.5	$96.9	$(148.6)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2023 and 2022
(In millions, except per share amounts)

	2023	2022
ASSETS
Cash and cash equivalents	$67.1	$45.2
Trade accounts receivable – net	398.0	367.5
Inventories	324.9	281.2
Other current assets	56.4	63.7
Total current assets	846.4	757.6
Property, plant and equipment – net	314.5	315.4
Intangible assets – net	81.1	90.3
Goodwill	165.6	168.1
Deferred income taxes	83.7	27.2
Other noncurrent assets	74.6	68.4
Total assets	$1,565.9	$1,427.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$3.7	$7.7
Long-term debt – current portion	19.7	21.7
Accounts payable	332.8	325.8
Accrued compensation and employee benefits	89.8	85.1
Other current liabilities	61.1	54.2
Total current liabilities	507.1	494.5
Long-term debt	329.3	348.4
Deferred income taxes	4.8	5.9
Pensions	40.2	47.2
Other noncurrent liabilities	84.9	72.9
Total liabilities	966.3	968.9
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.4 million and 54.8 million shares	34.6	34.2
Additional paid-in capital	270.8	261.6
Retained earnings	497.5	344.4
Accumulated other comprehensive loss	(161.1)	(149.5)
Treasury stock, at cost, 3.3 million and 2.8 million shares	(49.0)	(40.0)
Total Modine shareholders’ equity	592.8	450.7
Noncontrolling interest	6.8	7.4
Total equity	599.6	458.1
Total liabilities and equity	$1,565.9	$1,427.0

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$153.6	$86.3	$(209.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	54.5	54.8	68.6
Impairment charges (reversals) – net	-	(55.7)	166.8
Loss on sale of assets	-	6.6	-
Stock-based compensation expense	6.6	5.7	6.3
Deferred income taxes	(59.6)	(3.8)	67.9
Other – net	4.8	3.1	6.3
Changes in operating assets and liabilities:
Trade accounts receivable	(40.7)	(55.6)	(17.1)
Inventories	(49.4)	(70.7)	(5.0)
Accounts payable	10.2	55.1	44.0
Accrued compensation and employee benefits	6.4	9.8	15.7
Other assets	19.6	(2.4)	27.5
Other liabilities	1.5	(21.7)	(21.7)
Net cash provided by operating activities	107.5	11.5	149.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(50.7)	(40.3)	(32.7)
Proceeds from (payments for) dispositions of assets	0.3	(7.6)	0.7
Disbursements for loan origination (see Note 1)	-	(4.7)	-
Proceeds from maturities of short-term investments	3.4	3.6	3.4
Purchases of short-term investments	(3.4)	(3.9)	(3.6)
Other – net	-	1.9	0.9
Net cash used for investing activities	(50.4)	(51.0)	(31.3)

Cash flows from financing activities:
Borrowings of debt	374.3	351.8	32.7
Repayments of debt	(403.4)	(306.7)	(183.6)
Borrowings (repayments) on bank overdraft facilities – net	3.0	(4.3)	3.6
Purchase of treasury stock under share repurchase program	(7.3)	-	-
Dividend paid to noncontrolling interest	(0.6)	(0.9)	-
Financing fees paid	(0.6)	(0.2)	(0.8)
Other – net	1.3	(0.5)	3.0
Net cash (used for) provided by financing activities	(33.3)	39.2	(145.1)

Effect of exchange rate changes on cash	(2.0)	(0.4)	1.4
Net increase (decrease) in cash, cash equivalents and restricted cash	21.8	(0.7)	(25.2)
Cash, cash equivalents and restricted cash – beginning of year	45.4	46.1	71.3
Cash, cash equivalents and restricted cash – end of year	$67.2	$45.4	$46.1

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2023, 2022 and 2021
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net (loss) earnings	-	-	-	(210.7)	-	-	1.2	(209.5)
Other comprehensive income	-	-	-	-	62.1	-	0.5	62.6
Stock options and awards	0.9	0.6	3.6	-	-	-	-	4.2
Purchase of treasury stock	-	-	-	-	-	(1.1)	-	(1.1)
Stock-based compensation expense	-	-	6.3	-	-	-	-	6.3
Balance, March 31, 2021	54.3	33.9	255.0	259.2	(161.2)	(38.2)	7.4	356.1
Net earnings	-	-	-	85.2	-	-	1.1	86.3
Other comprehensive income (loss)	-	-	-	-	11.7	-	(0.2)	11.5
Stock options and awards	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(1.8)	-	(1.8)
Stock-based compensation expense	-	-	5.7	-	-	-	-	5.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, March 31, 2022	54.8	34.2	261.6	344.4	(149.5)	(40.0)	7.4	458.1
Net earnings	-	-	-	153.1	-	-	0.5	153.6
Other comprehensive loss	-	-	-	-	(11.6)	-	(0.5)	(12.1)
Stock options and awards	0.6	0.4	2.6	-	-	-	-	3.0
Purchase of treasury stock	-	-	-	-	-	(9.0)	-	(9.0)
Stock-based compensation expense	-	-	6.6	-	-	-	-	6.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 1:  Significant Accounting Policies

Nature of Operations
Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative and environmentally responsible thermal management products and solutions to diversified global markets and customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets. In addition, the Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications. The Company’s primary product groups include i) heat transfer; ii) HVAC & refrigeration; iii) data center cooling; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

Disposition of Austrian Air-cooled Automotive Business in Fiscal 2022
On April 30, 2021, the Company sold its Austrian air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to its pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.  Later in fiscal 2022, the Company paid the buyer $2.4 million upon the finalization of a purchase price adjustment for net working capital and certain other items. Financial results of this business, prior to the disposition, are reported within the Performance Technologies segment. See Note 2 for information regarding the accounting for this business while it was held for sale. Net sales of this business were $63.0 million in fiscal 2021.

In connection with the sale of this business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  Borrowings under the agreement currently bear interest at 5.4 percent.  During fiscal 2022, the Company disbursed €4.0 million ($4.7 million) to the buyer under this facility.  At both March 31, 2023 and 2022, the Company recorded the loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date.

Disposition of Previously-Closed Facility in Fiscal 2022
During fiscal 2022, the Company sold a previously-closed manufacturing facility in the U.S. and received net cash proceeds of $0.7 million.  As a result of the sale, the Company recorded an impairment charge of $0.3 million within the Climate Solutions segment to write down the property to fair value less costs to sell.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Revenue Recognition
The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time. The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms. A portion of the Company’s revenue is recognized over time, based upon estimated progress toward satisfaction of the contractual performance obligations. See Note 3 for additional information.

Shipping and Handling Costs
The Company records shipping and handling costs incurred upon the shipment of products to its customers in cost of sales, and related amounts billed to these customers in net sales.

Trade Accounts Receivable
The Company records trade receivables at the invoiced amount. Trade receivables do not bear interest if paid according to the original terms. The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable. The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate. At March 31, 2023 and 2022, the allowance for credit losses was $2.2 million and $1.7 million, respectively.  The changes to the Company’s allowance for credit losses during fiscal 2023 and 2022 were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During fiscal 2023, 2022, and 2021, the Company sold $150.6 million, $126.4 million, and $88.7 million, respectively, of accounts receivable to accelerate cash receipts. During fiscal 2023, 2022, and 2021, the Company recorded costs totaling $1.2 million, $0.3 million, and $0.2 million, respectively, related to selling accounts receivable in the consolidated statements of operations.

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

Tooling
The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2023 and 2022, Company-owned tooling totaled $17.1 million and $18.3 million, respectively.

In certain instances, tooling is owned by the customer.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2023 and 2022, customer-owned tooling receivables totaled $10.9 million and $12.3 million, respectively.

Stock-based Compensation
The Company recognizes stock-based compensation using the fair value method. Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant and is recognized as expense over the respective vesting periods. See Note 5 for additional information.

Research and Development
The Company expenses research and development costs as incurred within SG&A expenses. During fiscal 2023, 2022, and 2021, research and development costs totaled $44.0 million, $50.3 million, and $46.3 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Translation of Foreign Currencies
The Company translates assets and liabilities of foreign subsidiaries into U.S. dollars at the period-end exchange rates and translates income and expense items at the monthly average exchange rate for the period in which the transactions occur.  The Company reports resulting translation adjustments within accumulated other comprehensive income (loss) within shareholders’ equity.  The Company includes foreign currency transaction gains or losses in the statement of operations within other income and expense.

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

Short-term Investments
The Company invests in time deposits with original maturities of more than three months but not more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2023 and 2022, the Company’s short-term investments totaled $3.5 million and $3.7 million, respectively.

Inventories
The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, Plant and Equipment
The Company records property, plant and equipment at cost. For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets. The Company expenses maintenance and repair costs as incurred. The Company capitalizes costs of improvements. Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations. Capital expenditures of $13.6 million, $9.0 million, and $7.9 million were accrued within accounts payable at March 31, 2023, 2022 and 2021, respectively.

Leases
The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings.  The Company also leases manufacturing and information technology equipment and vehicles.  The Company recognizes right-of-use (“ROU”) assets and lease liabilities at the lease commencement date, based upon the present value of lease payments over the lease term.  See Note 16 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Goodwill
The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2023 and determined the fair value of each of its reporting units exceeded the respective book value.  See Note 14 for additional information.

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

Supplemental Cash Flow Information

	Years ended March 31,
	2023	2022	2021
Interest paid	$18.4	$14.1	$17.9
Income taxes paid	31.9	21.8	19.7

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

Income Tax Simplification
In December 2019, the FASB issued new guidance designed to simplify the accounting for income taxes. The new guidance eliminated certain exceptions related to the approach for intraperiod tax allocations and the methodology for deferred tax liabilities. The Company adopted this guidance as of April 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Also during fiscal 2021, the Company signed a definitive agreement to sell its Austrian air-cooled automotive business to Schmid Metall GmbH.  Upon classification as held for sale, the Company estimated an implied loss in excess of the carrying value of the disposal group’s long-lived assets, which primarily consisted of property, plant and equipment assets.  As a result, the Company recorded a $26.8 million impairment charge related to this business, reducing the carrying value of the disposal group’s long-lived assets to zero.  In addition, the Company recorded an impairment charge of $1.7 million related to other equipment within the Performance Technologies segment.  See Note 1 for additional information regarding the accounting for the sale of the Austrian air-cooled automotive business, which was completed in fiscal 2022.

The Company reported the impairment charges and reversals during fiscal 2022 and 2021 within the impairment charges (reversals) line on the consolidated statements of operations.

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

Climate Solutions
The Climate Solutions segment principally generates revenue from selling heat transfer products, heating, ventilating, air conditioning, and refrigeration (“HVAC & refrigeration”) products, and data center cooling solutions.

Heating products are manufactured in the U.S. and are largely sold to independent distributors, who in turn market the heating products to end customers. Because these products are sold to many different customers without contractual or practical limitations, the Climate Solutions segment recognizes revenue at the time control is transferred to the customer, generally the independent distributor, based upon shipping terms, which is generally upon shipment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Ventilation and air conditioning products are highly-specified to a customer’s needs; the majority of the underlying sales contracts do not provide the Company with an enforceable right to payment for performance completed to date.  As a result, the Climate Solutions segment recognizes revenue for the majority of its products at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

For the sale of heat transfer products, refrigeration products, and data center cooling solutions, individual customer purchase orders generally represent the Company’s contract with its customers. With the exception of a small number of customers, the applicable customer contracts do not provide the Company with an enforceable right to payment for performance completed to date. As a result, the Climate Solutions segment recognizes revenue for these products primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

For sales to customers whose contract cancellation terms provide an enforceable right to payment, the Climate Solutions segment recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations. The segment measures progress by evaluating the production status toward completion of ordered products not yet shipped to its customers.

Performance Technologies
The Performance Technologies segment provides products and solutions that enhance the performance of customer applications. The Performance Technologies segment designs and manufactures air- and liquid-cooled technology for vehicular, stationary power, and industrial applications. Air-cooled products include radiators, charge air coolers, condensers, and engine cooling modules. Liquid-cooled products include engine oil coolers, charge air coolers, condensers, and exhaust gas recirculation coolers. In addition, the Performance Technologies segment provides advanced solutions, which are designed to improve battery range and vehicle life, to zero-emission and hybrid commercial vehicle, automotive, bus and specialty vehicle customers. These solutions include battery thermal management systems, electronics cooling packages, and battery chillers. The advanced solutions provided by the segment also include coating products and application services that extend the life of equipment and components by protecting against corrosion.

While the Performance Technologies segment provides customized production and service parts to customers under multi-year programs, these programs typically do not contain contractually-guaranteed volumes to be purchased by the customer. As a result, individual purchase orders typically represent the quantities ordered by the customer. With the exception of a small number of customers, the terms within the customer agreement, purchase order, or customer-owned tooling contract do not provide the Company with an enforceable right to payment for performance completed to date. As a result, the Performance Technologies segment recognizes revenue primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

In regard to the Performance Technologies customers with contractual cancellation terms that provide an enforceable right to payment for performance completed to date, the Company recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations. The Performance Technologies segment measures progress by evaluating the production status of ordered products not yet shipped to the customer.

For sales of coatings products, in which the customers control the equipment being enhanced by the coating application, the Performance Technologies segment recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations. The segment measures progress by evaluating the production status toward completion of ordered products or services not yet shipped to its customers.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Disaggregation of Revenue
The tables below present revenue for each of the Company’s operating segments, Climate Solutions and Performance Technologies. Each segment’s revenue is disaggregated by product group, by geographic location and based upon the timing of revenue recognition.

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies. The Climate Solutions segment includes the previously-reported Building HVAC Systems (“BHVAC”) and the Commercial and Industrial Solutions (“CIS”) segments, with the exception of CIS Coatings. The Performance Technologies segment includes the previously-reported Heavy Duty Equipment (“HDE”) and Automotive segments and the CIS Coatings business. See Note 22 for additional information regarding the Company’s operating segments. The disaggregated revenue information presented in the tables below for fiscal 2022 and 2021 has been recast to be comparable with the fiscal 2023 presentation.

	Year ended March 31, 2023
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$521.2	$-	$521.2
HVAC & refrigeration	336.3	-	336.3
Data center cooling	154.0	-	154.0
Air-cooled	-	658.6	658.6
Liquid-cooled	-	483.9	483.9
Advanced solutions	-	143.9	143.9
Inter-segment sales	0.4	29.8	30.2
Net sales	$1,011.9	$1,316.2	$2,328.1

Geographic location:
Americas	$580.9	$702.0	$1,282.9
Europe	406.0	408.5	814.5
Asia	25.0	205.7	230.7
Net sales	$1,011.9	$1,316.2	$2,328.1

Timing of revenue recognition:
Products transferred at a point in time	$959.8	$1,242.3	$2,202.1
Products transferred over time	52.1	73.9	126.0
Net sales	$1,011.9	$1,316.2	$2,328.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2022
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$488.3	$-	$488.3
HVAC & refrigeration	325.5	-	325.5
Data center cooling	96.3	-	96.3
Air-cooled	-	572.3	572.3
Liquid-cooled	-	448.3	448.3
Advanced solutions	-	119.4	119.4
Inter-segment sales	0.4	32.4	32.8
Net sales	$910.5	$1,172.4	$2,082.9

Geographic location:
Americas	$485.9	$585.6	$1,071.5
Europe	396.7	375.7	772.4
Asia	27.9	211.1	239.0
Net sales	$910.5	$1,172.4	$2,082.9

Timing of revenue recognition:
Products transferred at a point in time	$889.3	$1,093.7	$1,983.0
Products transferred over time	21.2	78.7	99.9
Net sales	$910.5	$1,172.4	$2,082.9

	Year ended March 31, 2021
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$386.9	$-	$386.9
HVAC & refrigeration	279.7	-	279.7
Data center cooling	64.5	-	64.5
Air-cooled	-	520.3	520.3
Liquid-cooled	-	458.9	458.9
Advanced solutions	-	98.1	98.1
Inter-segment sales	0.1	31.5	31.6
Net sales	$731.2	$1,108.8	$1,840.0

Geographic location:
Americas	$379.7	$472.0	$851.7
Europe	307.0	411.1	718.1
Asia	44.5	225.7	270.2
Net sales	$731.2	$1,108.8	$1,840.0

Timing of revenue recognition:
Products transferred at a point in time	$722.7	$1,044.7	$1,767.4
Products transferred over time	8.5	64.1	72.6
Net sales	$731.2	$1,108.8	$1,840.0

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2023	March 31, 2022
Contract assets	$19.3	$26.8
Contract liabilities	21.5	11.8

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $7.5 million decrease in contract assets during fiscal 2023 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.  The $9.7 million increase in contract liabilities during fiscal 2023 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2023 and 2022, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $2.3 million and $2.9 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2023
	Level 1	Level 2	Total

Money market investments	$-	$1.9	$1.9
Pooled equity funds	34.9	-	34.9
Other	-	0.4	0.4
Fair value excluding investments measured at net asset value	34.9	2.3	37.2
Investments measured at net asset value			116.1
Total fair value			$153.3

	March 31, 2022
	Level 1	Level 2	Total

Money market investments	$-	$2.2	$2.2
Fixed income securities	-	9.1	9.1
Pooled equity funds	40.4	-	40.4
U.S. government and agency securities	-	11.8	11.8
Other	0.1	1.4	1.5
Fair value excluding investment measured at net asset value	40.5	24.5	65.0
Investments measured at net asset value			114.9
Total fair value			$179.9

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2023 and 2022, the Company held no Level 3 assets within its pension plans.

As a practical expedient, the Company valued certain investments, including pooled equity, fixed income and real estate funds, using their net asset value (“NAV”) per unit, and therefore, has not classified these investments within the fair value hierarchy.  The terms and conditions for redemptions vary for the investments valued at NAV.  The real estate investment fund may be redeemed quarterly with a 90-day notice period.  Other investments valued at NAV do not have significantly-restrictive redemption frequency or notice period requirements.  The Company does not intend to sell or otherwise dispose of these investments at prices different than the NAV per unit.

Note 5:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”) for officers and other executives that consists of stock awards, stock options, and performance-based awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2023 were issued under the Company’s Amended and Restated 2020 Incentive Compensation Plan.  In lieu of performance-based stock awards, the Company granted performance cash awards to the LTIP participants in fiscal 2023, 2022, and 2021.  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2023, approximately 2.2 million shares authorized under the Amended and Restated 2020 Incentive Compensation Plan remain available for future grants.  Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $6.6 million, $5.7 million, and $6.3 million in fiscal 2023, 2022, and 2021, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Stock Options
The Company recorded $1.2 million, $1.1 million, and $0.9 million of compensation expense related to stock options in fiscal 2023, 2022, and 2021, respectively.  The grant date fair value of stock options that vested during fiscal 2023, 2022, and 2021, was $1.0 million, $0.9 million, and $1.3 million, respectively.  As of March 31, 2023, the total compensation expense not yet recognized related to non-vested stock options was $2.3 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.1 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2023	2022	2021
Fair value of options	$6.99	$8.79	$3.46
Expected life of awards in years	6.0	6.1	6.1
Risk-free interest rate	3.0%	1.1%	0.4%
Expected volatility of the Company’s stock	57.8%	56.5%	54.1%
Expected dividend yield on the Company’s stock	0.0%	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant.  The risk-free interest rate was based upon yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based upon changes in the Company’s historical common stock prices over the same time period as the expected life of the awards.  The expected dividend yield is zero, as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based upon historical patterns and the terms of the options.  Based upon the terms of the fiscal 2023 annual awards, stock options vest 33 percent, 33 percent, and 34 percent per year for three years, respectively. Stock option grants preceding the fiscal 2023 grant vest 25 percent per year for four years.

A summary of stock option activity for fiscal 2023 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning of year	1.0	$12.12
Granted	0.2	12.40
Exercised	(0.2)	11.77
Forfeited or expired	(0.1)	12.26
Outstanding, end of year	0.9	$12.28	7.1	$9.6

Exercisable, March 31, 2023	0.4	$12.46	5.5	$4.3

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2023 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2023	2022	2021
Intrinsic value of stock options exercised	$1.5	$0.1	$1.4
Proceeds from stock options exercised	2.9	1.4	4.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Restricted Stock
The Company recorded $5.4 million, $5.0 million, and $4.3 million of compensation expense related to restricted stock in fiscal 2023, 2022, and 2021, respectively.  The grant date fair value of restricted stock awards that vested during fiscal 2023, 2022, and 2021 was $4.7 million, $4.4 million, and $4.5 million, respectively.  At March 31, 2023, the Company had $6.4 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 1.8 years. The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  Based upon the terms of the fiscal 2023 annual awards, restricted stock awards vest 33 percent, 33 percent, and 34 percent per year for three years, respectively. Restricted stock award grants preceding the fiscal 2023 grant vest 25 percent per year for four years. Restricted stock awards granted to non-employee directors in fiscal 2023 vest one year from the time of grant.

A summary of restricted stock activity for fiscal 2023 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning of year	0.7	$11.61
Granted	0.5	13.60
Vested	(0.3)	11.85
Forfeited	(0.1)	10.58
Non-vested balance, end of year	0.8	$12.95

Restricted Stock – Performance-Based Shares
The Company granted performance-based cash awards in fiscal 2023, 2022, and 2021 in lieu of performance-based stock awards.  For performance-based stock awards, the Company values the awards using the closing market price of its common shares on the date of grant. During fiscal 2023 all performance-based awards were cash-based, therefore, the Company did not recognize compensation expense related to performance-based stock awards. In fiscal 2022, the Company recorded a $0.4 million benefit related to the performance-based stock awards granted in fiscal 2020.  The payout earned for the fiscal 2020 awards was less than previously estimated.  In fiscal 2021, the Company recorded $1.1 million of compensation expense related to performance-based stock awards.

The payouts earned under the performance portion of the award program are based upon the attainment of certain financial targets over a three-year period and are paid after the end of that three-year performance period, if the performance targets have been achieved.  The performance metrics for the performance-based cash awards granted in fiscal 2021 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average annual revenue growth at the end of the three-year performance period, commencing with the fiscal year of grant.  The performance metrics for the performance-based cash awards granted in fiscal 2022 and fiscal 2023 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period, commencing with the fiscal year of grant.

Note 6:  Restructuring Activities

During fiscal 2023, restructuring and repositioning expenses primarily consisted of severance-related expenses for targeted headcount reductions in each the Climate Solutions and Performance Technologies segments and supported the Company’s objective of reducing operational and SG&A cost structures. In addition, the Performance Technologies and Climate Solutions segments incurred equipment transfer costs in Europe and closure costs related to a previously-leased facility in the U.S., respectively.

During fiscal 2022,  the Company committed to restructuring actions intended to reduce SG&A and operational expenses, particularly within the Performance Technologies segment.  During fiscal 2022, the Company recorded $22.1 million of severance expenses, of which $20.3 million were recorded in the Performance Technologies segment and primarily related to targeted headcount reductions in Europe.  In addition, the Company implemented targeted headcount reductions in the Climate Solutions segment.  Also in fiscal 2022, the Company incurred equipment transfer costs within the Performance Technologies segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
During fiscal 2021, restructuring actions consisted primarily of targeted headcount reductions and plant consolidation activities.  The headcount reductions were primarily in Europe and in the Americas within the Performance Technologies segment and supported the Company’s objective of reducing operational and SG&A cost structures.  During fiscal 2021, the Company transferred production from its manufacturing facility in Zhongshan, China to another Climate Solutions segment manufacturing facility in China.  As a result of this plant consolidation, the Company recorded $3.7 million of severance expenses during fiscal 2021.  Other plant consolidation activities in fiscal 2021 included transferring product lines to the Company’s Climate Solutions manufacturing facility in Mexico.

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2023	2022	2021
Employee severance and related benefits	$3.5	$22.1	$11.7
Other restructuring and repositioning expenses	1.5	2.0	1.7
Total	$5.0	$24.1	$13.4

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2023	2022
Beginning balance	$20.2	$4.0
Additions	3.5	22.1
Payments	(12.4)	(5.7)
Reclassified from held for sale	-	0.4
Effect of exchange rate changes	(0.7)	(0.6)
Ending balance	$10.6	$20.2

During fiscal 2022 and 2021, the Company recorded $56.0 million of a net asset impairment reversal and $166.8 million of impairment charges, respectively, within its Performance Technologies segment.  See Note 2 for additional information.

Also during fiscal 2022, the Company recorded an impairment charge of $0.3 million to reduce the carrying value of a previously closed Climate Solutions facility to its estimated fair value, less costs to sell.

Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2023	2022	2021
Interest income	$1.3	$0.4	$0.5
Foreign currency transactions (a)	(3.7)	(1.4)	0.6
Net periodic benefit cost (b)	(2.0)	(1.1)	(3.3)
Total other expense - net	$(4.4)	$(2.1)	$(2.2)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including transactions denominated in a foreign currency and intercompany loans, along with gains and losses on foreign currency exchange contracts.

(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 8:  Income Taxes

The U.S. and foreign components of earnings or loss before income taxes and the benefit or provision for income taxes consisted of the following:

	Years ended March 31,
	2023	2022	2021
Components of earnings (loss) before income taxes:
United States	$12.5	$0.4	$(48.7)
Foreign	112.8	101.1	(70.6)
Total earnings (loss) before income taxes	$125.3	$101.5	$(119.3)

Income tax (benefit) provision:
Federal:
Current	$1.5	$0.1	$(0.1)
Deferred	(47.5)	-	58.3
State:
Current	2.3	1.1	0.4
Deferred	(11.4)	-	9.2
Foreign:
Current	27.5	17.8	22.0
Deferred	(0.7)	(3.8)	0.4
Total income tax (benefit) provision	$(28.3)	$15.2	$90.2

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2023	2022	2021
Statutory federal tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	1.4	0.9
Taxes on non-U.S. earnings and losses	5.8	3.5	(9.1)
Valuation allowances	(42.9)	(8.8)	(92.9)
Tax credits	(4.5)	(3.4)	2.2
Compensation	0.7	0.6	(1.3)
Tax rate or law changes	(0.2)	0.6	(0.2)
Uncertain tax positions, net of settlements	0.4	(0.2)	0.1
Notional interest deductions	(1.7)	(2.7)	1.3
Dividends and taxable foreign inclusions	0.9	1.6	3.0
Other	(2.0)	1.4	(0.6)
Effective tax rate	(22.6%)	15.0%	(75.6%)

The Company’s fiscal 2023 effective tax rate was favorably impacted by an income tax benefit related to the valuation allowance on deferred tax assets in the U.S. The effective tax rates in both fiscal 2022 and 2021 were significantly impacted by impairment charges or reversals, largely related to the liquid-cooled automotive business, and income tax charges or benefits related to valuation allowances. See Note 2 for information regarding the impairment charges and reversals. The income tax charges or benefits related to valuation allowances are described below.

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

Since the third quarter of fiscal 2021, the Company has maintained a full valuation allowance against net deferred tax assets in the U.S. since the Company determined, at that time, it was more likely than not that the net deferred tax assets would not be realized. In the fourth quarter of fiscal 2023, based on the Company’s recent history of earnings, coupled with its forecasted profitability, the Company determined it was more likely than not that certain deferred tax assets in the U.S. will be realized. As a result, the Company reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $57.3 million. The Company evaluated both positive and negative objectively verifiable evidence and placed substantial weight on its fiscal 2022 and 2023 earnings, which resulted in a significant cumulative three-year income position. The Company also considered its forecasts for future earnings in certain key businesses. The Company has determined it is more likely than not that a portion of the deferred tax assets in the U.S. related to certain federal and state tax attributes will not be realized prior to expiration and, as such, has maintained a valuation allowance against these assets. In addition, the Company recorded a net increase of other deferred tax asset valuation allowances totaling $3.6 million.

Based upon its analyses during fiscal 2022, the Company determined it was more likely than not that the deferred tax assets in certain foreign jurisdictions would be realized. As a result, the Company reversed the valuation allowances related to these deferred tax assets and recorded income tax benefits totaling $13.0 million. The Company’s analyses included consideration of the transaction perimeter modification and the termination of the sale agreement for the liquid-cooled automotive business and the related impairment reversals. Separately, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction would not be realized. As a result, the Company recorded an income tax charge of $1.6 million. Together, these fiscal 2022 valuation allowance adjustments resulted in a net income tax benefit of $11.4 million during fiscal 2022. In addition, the Company recorded a net increase of other deferred tax asset valuation allowances totaling $2.5 million.

Based upon its analyses during fiscal 2021, the Company determined it was more likely than not that its deferred tax assets in the U.S. and in certain foreign jurisdictions would not be realized. As a result, the Company recorded income tax charges totaling $116.5 million to increase the valuation allowances on deferred tax assets in the U.S. ($103.3 million) and in certain foreign jurisdictions ($13.2 million). The Company’s analyses during fiscal 2021 included consideration of the impairment charges recorded for the liquid-cooled automotive business, which contributed to the Company entering into a three-year cumulative loss position in the U.S. and in certain foreign jurisdictions as of December 31, 2020. Also during fiscal 2021, the Company recorded a net increase of other deferred tax asset valuation allowances totaling $22.0 million and recorded a $9.3 million income tax benefit resulting from allocation of the income tax provision between net earnings and other comprehensive income.

At March 31, 2023, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $33.9 million and $27.7 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred tax assets:
Accounts receivable	$0.9	$0.8
Inventories	6.0	6.5
Plant and equipment	17.2	19.9
Lease liabilities	15.9	13.5
Pension and employee benefits	24.1	27.5
Net operating and capital losses	55.4	53.9
Credit carryforwards	49.0	48.5
Research and experimental expenditures	8.0	-
Other, principally accrued liabilities	13.2	13.5
Total gross deferred tax assets	189.7	184.1
Less: valuation allowances	(61.6)	(112.2)
Net deferred tax assets	128.1	71.9

Deferred tax liabilities:
Plant and equipment	7.5	8.6
Lease assets	15.7	13.2
Goodwill	4.8	4.9
Intangible assets	20.1	22.4
Other	1.1	1.5
Total gross deferred tax liabilities	49.2	50.6
Net deferred tax assets	$78.9	$21.3

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2023	2022
Beginning balance	$9.3	$9.6
Gross increases - tax positions in prior period	0.2	0.1
Gross decreases - tax positions in prior period	(0.1)	(0.2)
Gross increases - tax positions in current period	0.9	1.0
Lapse of statute of limitations	(0.6)	(1.2)
Ending balance	$9.7	$9.3

The Company’s liability for unrecognized tax benefits as of March 31, 2023 was $9.7 million and, if recognized, $7.8 million would have an effective tax rate impact. The Company estimates a $2.0 million net decrease in unrecognized tax benefits during fiscal 2024 mainly due to lapses in statutes of limitations. If recognized, these reductions would have an impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2023, 2022 and 2021, interest and penalties included within income tax expense in the consolidated statements of operations were not significant. At March 31, 2023 and 2022, accrued interest and penalties totaled $0.8 million and $0.7 million, respectively.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. At March 31, 2023, the Company was under income tax examination in a number of jurisdictions. The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2017 - Fiscal 2022
Italy	Fiscal 2018 - Fiscal 2022
United States	Fiscal 2020 - Fiscal 2022

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
At March 31, 2023, the Company had federal and state tax credits of $60.4 million that, if not utilized against U.S. taxes, will expire between fiscal 2024 and 2043. The Company also had state and local tax loss carryforwards totaling $136.7 million. If not utilized against state apportioned taxable income, certain state and local carryforwards will expire between fiscal 2024 and 2042, while some will not expire due to an unlimited carryforward period. In addition, the Company had tax loss and foreign attribute carryforwards totaling $285.0 million in various tax jurisdictions throughout the world. Certain of the carryforwards in foreign jurisdictions are offset by valuation allowances. If not utilized against taxable income, $54.9 million of these carryforwards will expire between fiscal 2024 and 2034, and $230.1 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

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

Note 9:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2023	2022	2021
Basic Earnings Per Share:
Net earnings (loss) attributable to Modine	$153.1	$85.2	$(210.7)

Weighted-average shares outstanding – basic	52.3	52.0	51.3

Net earnings (loss) per share – basic	$2.93	$1.64	$(4.11)

Diluted Earnings Per Share:
Net earnings (loss) attributable to Modine	$153.1	$85.2	$(210.7)

Weighted-average shares outstanding – basic	52.3	52.0	51.3
Effect of dilutive securities	0.5	0.5	-
Weighted-average shares outstanding – diluted	52.8	52.5	51.3

Net earnings (loss) per share – diluted	$2.90	$1.62	$(4.11)

For fiscal 2023, 2022 and 2021, the calculation of diluted earnings per share excluded 0.5 million, 0.5 million, and 1.0 million, stock options, respectively, because they were anti-dilutive. For fiscal 2023, 2022 and 2021, the calculation of diluted earnings per share excluded 0.2 million, 0.2 million, and 0.4 million restricted stock awards, respectively, because they were anti-dilutive. For fiscal 2021 the total number of potentially-dilutive securities was 0.2 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10:  Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2023	2022
Cash and cash equivalents	$67.1	$45.2
Restricted cash	0.1	0.2
Total cash, cash equivalents and restricted cash	$67.2	$45.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11:  Inventories

Inventories consisted of the following:

	March 31,
	2023	2022
Raw materials	$218.3	$186.7
Work in process	49.9	55.1
Finished goods	56.7	39.4
Total inventories	$324.9	$281.2

Note 12:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2023	2022
Land	$16.4	$16.8
Buildings and improvements (10-40 years)	264.0	264.6
Machinery and equipment (3-15 years)	853.3	869.4
Office equipment (3-10 years)	93.6	96.2
Construction in progress	47.5	31.2
	1,274.8	1,278.2
Less: accumulated depreciation	(960.3)	(962.8)
Net property, plant and equipment	$314.5	$315.4

Depreciation expense totaled $46.5 million, $46.4 million, and $60.1 million for fiscal 2023, 2022, and 2021, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses. For fiscal 2023 and 2021, losses related to the disposal of property, plant and equipment totaled $0.1 million and $0.7 million, respectively. For fiscal 2022, gains related to the disposal of property, plant and equipment totaled $0.1 million.

Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2023			March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$60.3	$(23.4)	$36.9	$61.2	$(20.1)	$41.1
Trade names	50.1	(15.9)	34.2	50.8	(13.8)	37.0
Acquired technology	22.6	(12.6)	10.0	23.1	(10.9)	12.2
Total intangible assets	$133.0	$(51.9)	$81.1	$135.1	$(44.8)	$90.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company recorded $8.0 million, $8.4 million, and $8.5 million of amortization expense during fiscal 2023, 2022, and 2021, respectively.  The Company estimates that it will record approximately $8.0 million of annual amortization expense in fiscal 2024 through 2028.

Note 14:  Goodwill

The following table presents a roll forward of the carrying value of goodwill from March 31, 2021 to March 31, 2023.  The Company has recast the March 31, 2022 and 2021 goodwill balances to be comparable with the current segment structure. There was no impact to the underlying reporting units as a result of the segment realignment during fiscal 2023.

	Climate Solutions	Performance Technologies	Total
Balance, March 31, 2021	$110.5	$60.2	$170.7
Effect of exchange rate changes	(2.4)	(0.2)	(2.6)
Balance, March 31, 2022	108.1	60.0	168.1
Effect of exchange rate changes	(2.4)	(0.1)	(2.5)
Balance, March 31, 2023	$105.7	$59.9	$165.6

The Company tests goodwill for impairment annually, as of March 31, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  To test goodwill for impairment, the Company determines the fair value of each reporting unit based upon the present value of estimated future cash flows and compares the fair value of each reporting unit with its carrying value.  The Company’s determination of fair value involves judgment and the use of estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.

As a result of its annual goodwill impairment tests performed as of March 31, 2023, the Company determined that the fair value of each of the reporting units within its Climate Solutions and Performance Technologies segments exceeded their respective book values.

At both March 31, 2023 and 2022, accumulated goodwill impairment losses totaled $40.8 million within the Performance Technologies segment.

Note 15:  Product Warranties and Other Commitments

Product Warranties
Many of the Company’s products are covered under a warranty period ranging from one to five years. The Company records a liability for product warranty obligations at the time of sale and adjusts its warranty accruals if it becomes probable that expected claims will differ from previous estimates.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2023	2022
Beginning balance	$6.3	$5.2
Warranties recorded at time of sale	5.4	5.5
Adjustments to pre-existing warranties	0.9	(1.3)
Settlements	(5.6)	(4.4)
Reclassified from held for sale	-	1.3
Effect of exchange rate changes	(0.1)	-
Ending balance	$6.9	$6.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Indemnification Agreements
From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims. The fair value of the Company’s outstanding indemnification obligations at March 31, 2023 was not material.

Commitments
At March 31, 2023, the Company had capital expenditure commitments of $25.3 million. Significant commitments include equipment expenditures to support expanding manufacturing capacity in the Climate Solutions segment and tooling and equipment expenditures for new and renewal programs with vehicular customers in the Performance Technologies segment. The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities. Title passes to the Company at the time goods are withdrawn for use in production. The Company has agreements with the vendors to use the material within a specific period of time. In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft. This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	March 31, 2023	March 31, 2022
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$59.1	$52.1
Finance lease ROU assets (a)	Property, plant and equipment - net	7.1	7.7

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.8	$12.7
Operating lease liabilities	Other noncurrent liabilities	48.9	41.2
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.3	2.8

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $3.2 million and $2.8 million as of March 31, 2023 and 2022, respectively.

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

The components of lease expense were as follows:

	Years ended March 31,
	2023	2022	2021
Operating lease expense (a)	$21.9	$20.0	$19.5
Finance lease expense:
Depreciation of ROU assets	0.5	0.5	0.5
Interest on lease liabilities	0.1	0.2	0.2
Total lease expense	$22.5	$20.7	$20.2

(a)	In fiscal 2023, 2022, and 2021 operating lease expense included short-term lease expense of $5.7 million, $4.2 million, and $3.5 million respectively. Variable lease expense was not significant.

Supplemental Cash Flow Information

	Years ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.6	$15.7	$14.2
Financing cash flows for finance leases	0.5	0.6	0.6

ROU assets obtained in exchange for lease liabilities:
Operating leases	$21.2	$7.8	$9.8
Finance leases	-	0.1	0.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Lease Term and Discount Rates

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term:
Operating leases	8.3 years	8.5 years
Finance leases	5.8 years	6.8 years

Weighted-average discount rate:
Operating leases	3.7%	3.4%
Finance leases	4.6%	4.6%

Maturity of Lease Liabilities
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2023:

Fiscal Year	Operating Leases	Finance Leases
2024	$13.8	$0.5
2025	11.5	0.5
2026	10.1	0.5
2027	8.4	0.5
2028	7.3	0.5
2029 and beyond	19.2	0.6
Total lease payments	70.3	3.1
Less: Interest	(9.6)	(0.4)
Present value of lease liabilities	$60.7	$2.7

Note 17:  Indebtedness

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

In connection with the credit agreement modification during fiscal 2023, the Company incurred $2.2 million of debt issuance costs. Of these costs, the Company deferred $1.5 million, which will be amortized as interest expense over the term of the debt, and recorded $0.7 million as interest expense on the consolidated statement of operations. The Company paid $0.6 million for debt issuance costs during fiscal 2023 and the remaining issuance costs were added to the new term loan principal at the time of the modification.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Long-term debt consisted of the following:

	Fiscal year of maturity	March 31, 2023	March 31, 2022

Term loans	2028	$215.7	$163.7
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	33.3	41.7
Revolving credit facility	2028	-	64.9
Other (a)		2.7	3.2
		351.7	373.5
Less: current portion		(19.7)	(21.7)
Less: unamortized debt issuance costs		(2.7)	(3.4)
Total long-term debt		$329.3	$348.4

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
2024	$19.7
2025	19.7
2026	44.7
2027	44.7
2028	197.4
2029 and beyond	25.5
Total	$351.7

Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At March 31, 2023, the weighted-average interest rate for the term loans was 6.0 percent. Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2023, the Company had no outstanding borrowings related to the revolving credit and swingling facilities and domestic letters of credit totaled $5.4 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $269.6 million as of March 31, 2023. At March 31, 2022, the Company’s borrowings under its revolving credit and swingline facilities totaled $64.9 million and $7.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $3.7 million and $0.7 million at March 31, 2023 and March 31, 2022, respectively.

Indebtedness under the Company’s credit agreement and Senior Note agreements is secured by liens on substantially all domestic assets. These agreements further require compliance with various covenants that may limit the Company’s ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; and make restricted payments including dividends. In addition, the agreements may require prepayment in the event of certain asset sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Financial covenants within its credit agreements require the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.) The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of March 31, 2023, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of March 31, 2023 and 2022, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $125.9 million and $138.9 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18:  Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans
The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation. During fiscal 2021, as part of its response to the negative impacts of the COVID-19 pandemic, the Company suspended matching employee contributions for part of the year. The Company’s expense for defined contribution employee benefit plans during fiscal 2023, 2022, and 2021 was $6.9 million, $6.4 million, and $3.0 million, respectively.

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

In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company did not make cash contributions to its U.S. pension plans during fiscal 2023. The Company contributed $3.5 million and $19.3 million to its U.S. pension plans during fiscal 2022 and 2021, respectively. In addition, the Company contributed $1.5 million, $1.5 million, and $2.2 million to its non-U.S. pension plans during fiscal 2023, 2022, and 2021, respectively. These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

Postretirement Plans
The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans in each of fiscal 2023, 2022, and 2021 was $0.3 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Measurement Date
The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$228.6	$260.6
Service cost	0.2	0.3
Interest cost	8.1	7.3
Actuarial gain	(25.8)	(16.5)
Benefits paid	(16.1)	(16.0)
Disposition of air-cooled automotive business	-	(5.5)
Effect of exchange rate changes	(0.1)	(1.6)
Benefit obligation at end of year	$194.9	$228.6

Change in plan assets:
Fair value of plan assets at beginning of year	$179.9	$183.3
Actual return on plan assets	(12.0)	7.6
Benefits paid	(16.1)	(16.0)
Employer contributions	1.5	5.0
Fair value of plan assets at end of year	$153.3	$179.9
Funded status at end of year	$(41.6)	$(48.7)

Amounts recognized in the consolidated balance sheets:
Current liability	$(1.4)	$(1.5)
Noncurrent liability	(40.2)	(47.2)
	$(41.6)	$(48.7)

As of March 31, 2023, 2022, and 2021, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $21.2 million, $26.5 million, and $36.4 million, respectively. The $5.3 million decrease in the benefit obligation associated with non-U.S. pension plans as of March 31, 2023, compared with the prior year, was primarily due to net actuarial gains during the year from an increase in discount rates and employer contributions for benefits paid to plan participants which decreased the obligation by $4.4 million and $1.5 million, respectively, and to a lesser extent, the impact of foreign currency exchange rates. The decreases were partially offset by service and interest cost totaling $0.7 million. In fiscal 2022, the $9.9 million decrease was primarily due to the sale of the air-cooled automotive business in Austria, which resulted in a $5.5 million decrease. In addition, net actuarial gains during the year, the impact of foreign currency exchange rate changes, and employer contributions for benefits paid to plan participants decreased the obligation by $1.9 million, $1.6 million, and $1.5 million, respectively. The decreases were partially offset by service and interest cost totaling $0.6 million.

The accumulated benefit obligation for pension plans was $194.4 million and $228.1 million as of March 31, 2023 and 2022, respectively. The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $123.5 million and $131.5 million as of March 31, 2023 and 2022, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$0.2	$0.3	$0.4
Interest cost	8.1	7.3	7.9
Expected return on plan assets	(11.6)	(12.9)	(11.5)
Amortization of net actuarial loss	5.7	6.9	6.9
Settlements (a)	-	-	0.2
Net periodic benefit cost	$2.4	$1.6	$3.9

Other changes in benefit obligation recognized in other comprehensive income:
Net actuarial gain	$2.1	$11.4	$33.8
Amortization of net actuarial loss (b)	5.7	8.6	7.1
Total recognized in other comprehensive income	$7.8	$20.0	$40.9

(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.
(b)	The fiscal 2022 amount includes $1.7 million of net actuarial losses written-off as a result of the sale of the Austrian air-cooled automotive business. See Note 1 for additional information.

The Company amortized $5.7 million, $8.6 million, and $7.1 million of net actuarial loss in fiscal 2023, 2022, and 2021, respectively. Exclusive of the $1.7 million written-off in fiscal 2022 upon the sale of the Austrian air-cooled automotive business referenced above, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans in each of these years.

The Company used a discount rate of 5.2% and 3.9% as of March 31, 2023 and 2022, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 3.8% and 1.8% as of March 31, 2023 and 2022, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 3.9%, 3.2%, and 3.4% to determine its costs under its U.S. pension plans for fiscal 2023, 2022, and 2021, respectively.  The Company used a weighted-average discount rate of 2.9%, 1.6%, and 1.4% to determine its costs under its non-U.S. pension plans for fiscal 2023, 2022, and 2021, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2023 and 2022 were as follows:

	Target allocation	Plan assets
		2023	2022
Equity securities	76%	76%	74%
Debt securities	18%	15%	17%
Real estate investments	5%	8%	8%
Cash and cash equivalents	1%	1%	1%
	100%	100%	100%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2023 and 2022, the Company’s pension plans did not directly own shares of Modine common stock.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2023, U.S. pension plan expense, the expected rate of return on plan assets was 7.0 percent. For fiscal 2022, and 2021 U.S. pension plan expense, the expected rate of return on plan assets was 7.5 percent. For fiscal 2024 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 6.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  As a result of funding relief provisions within the American Rescue Plan Act of 2021, the Company does not expect to make cash contributions to its U.S. plans during fiscal 2024.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2024	$15.5
2025	15.7
2026	15.6
2027	15.5
2028	15.4
2029-2033	72.4

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

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

_	Balance Sheet Location	March 31, 2023	March 31, 2022
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$-	$0.5
Foreign exchange contracts	Other current assets	1.3	0.3

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.2	$0.3

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2023	2022	2021	Location	2023	2022	2021
Commodity derivatives	$(1.6)	$1.1	$2.2	Cost of sales	$(1.0)	$1.2	$-
Foreign exchange contracts	1.6	-	-	Net sales	0.6	-	-
Foreign exchange contracts	0.4	0.6	(0.1)	Cost of sales	0.7	0.4	(0.1)
Total gains (losses)	$0.4	$1.7	$2.1		$0.3	$1.6	$(0.1)

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

_	Statement of Operations	Years ended March 31,
_	Location	2023	2022	2021
Foreign exchange contracts	Net sales	$(0.5)	$(0.6)	$-
Foreign exchange contracts	Other income (expense) - net	(2.6)	(0.8)	0.6
Total gains (losses)		$(3.1)	$(1.4)	$0.6

Note 20:  Risks, Uncertainties, Contingencies and Litigation

Supply Chain Disruptions and Inflationary Market Conditions
Market and economic dynamics, including the impacts of the COVID-19 pandemic, have contributed to global supply chain challenges and inflationary market conditions. Since the fourth quarter of fiscal 2022, the military conflict between Russia and Ukraine and the related sanctions imposed by governments in the U.S. and abroad have also impacted these market conditions. The Company is focused on mitigating the negative impacts of labor shortages, supply chain challenges and inflationary market conditions, including changing raw material, energy and logistic costs, as well as delays and shortages in certain purchased commodities and components. At this time, the Company cannot reasonably estimate the full impact that the supply chain challenges and other related economic and market dynamics will have on the Company’s business, results of operations and cash flows in the future.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Credit Risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world. In fiscal 2023 and 2022, no customers accounted for more than ten percent of the Company’s total sales. In fiscal 2021, one vehicular customer accounted for more than ten percent of the Company’s total sales. Sales to the Company’s top ten customers were 39 percent, 39 percent, and 43 percent of total sales in fiscal 2023, 2022, and 2021, respectively. At March 31, 2023 and 2022, 37 percent and 29 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers. These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, data center cooling, and commercial air conditioning and refrigeration markets. The Company generally does not require collateral or advanced payments from its customers. The Company has not experienced significant credit losses to customers in the markets served.

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

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $17.6 million and $18.2 million at March 31, 2023 and 2022, respectively. During fiscal 2023 and 2022, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million and $3.4 million, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 21:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2022	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(18.4)	2.5	0.4	(15.5)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.3	-	5.3
Realized gains - net (b)	-	-	(0.3)	(0.3)
Income taxes	-	(1.1)	-	(1.1)
Total other comprehensive income (loss)	(18.4)	6.7	0.1	(11.6)

Balance, March 31, 2023	$(57.5)	$(104.4)	$0.8	$(161.1)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2021	$(31.0)	$(130.8)	$0.6	$(161.2)

Other comprehensive income (loss) before reclassifications	(8.1)	11.5	1.7	5.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	6.5	-	6.5
Unrecognized net pension loss in disposed business (c)	-	1.7	-	1.7
Realized gains - net (b)	-	-	(1.6)	(1.6)
Income taxes	-	-	-	-
Total other comprehensive income (loss)	(8.1)	19.7	0.1	11.7

Balance, March 31, 2022	$(39.1)	$(111.1)	$0.7	$(149.5)

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
(c)
As a result of the sale of the Austrian air-cooled automotive business, the Company wrote-off $1.7 million of net actuarial losses related to its pension plan as a component of the loss on sale recorded during fiscal 2022. See Note 1 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 22:  Segment and Geographic Information

The Company’s product lines consist of heat-transfer systems and components. The Company serves commercial, industrial, and building HVAC&R markets and vehicular markets.

The Company’s Climate Solutions segment provides heat transfer products, heating, ventilating, air conditioning and refrigeration products and data center cooling solutions to global customers. The Company’s Performance Technologies segment designs and manufactures air-and liquid-cooled technology for vehicular, stationary power, and industrial applications. In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and automotive customers and coatings products and application services.

Each operating segment is managed by a president and has separate financial results reviewed by the Company’s chief operating decision maker. Financial results, including net sales, gross profit, gross margin and operating income, together with other considerations, are used by the chief operating decision maker in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

Effective April 1, 2022, the Company began managing its operations under two operating segments, Climate Solutions and Performance Technologies. The Climate Solutions segment includes the previously-reported BHVAC and CIS segments, with the exception of CIS Coatings. The Performance Technologies segment includes the previously-reported HDE and Automotive segments and the CIS Coatings business. See Note 3 for information regarding the primary operating activities of each segment. The Company’s new segment structure aligns businesses serving similar or complimentary end markets, products and technologies under common segment management. The Company believes this simplified segment structure allows it to better focus resources on targeted growth opportunities and allows for an efficient application of 80/20 principles across all product lines to optimize profit margins and cash flow. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, and cash flows. Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit, and operating income by segment. See Note 3 for additional information regarding net sales by product groups within each segment.

	Year ended March 31, 2023
	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$1,011.5	$0.4	$1,011.9
Performance Technologies	1,286.4	29.8	1,316.2
Segment total	2,297.9	30.2	2,328.1
Corporate and eliminations	-	(30.2)	(30.2)
Net sales	$2,297.9	$-	$2,297.9

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2022
	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$910.1	$0.4	$910.5
Performance Technologies	1,140.0	32.4	1,172.4
Segment total	2,050.1	32.8	2,082.9
Corporate and eliminations	-	(32.8)	(32.8)
Net sales	$2,050.1	$-	$2,050.1

	Year ended March 31, 2021
	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$731.1	$0.1	$731.2
Performance Technologies	1,077.3	31.5	1,108.8
Segment total	1,808.4	31.6	1,840.0
Corporate and eliminations	-	(31.6)	(31.6)
Net sales	$1,808.4	$-	$1,808.4

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.

	Years ended March 31,
	2023		2022		2021
Gross profit:	_$’s	% of sales	_$’s	% of sales	_$’s	% of sales
Climate Solutions	$223.6	22.1%	$166.3	18.3%	$136.6	18.7%
Performance Technologies	166.1	12.6%	142.2	12.1%	157.1	14.2%
Segment total	389.7	16.7%	308.5	14.8%	293.7	16.0%
Corporate and eliminations	(0.3)	-	0.8	-	(0.3)	-
Gross profit	$389.4	16.9%	$309.3	15.1%	$293.4	16.2%

	Years ended March 31,
Operating income:	2023	2022	2021
Climate Solutions	$124.1	$73.4	$49.9
Performance Technologies	65.6	77.4	(109.1)
Segment total	189.7	150.8	(59.2)
Corporate and eliminations (a)	(39.3)	(31.6)	(38.5)
Operating income (loss)	$150.4	$119.2	$(97.7)

(a)
The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	March 31,
Assets:	2023	2022
Climate Solutions	$334.8	$291.7
Performance Technologies	388.1	357.0
Other (a)	843.0	778.3
Total assets	$1,565.9	$1,427.0

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2023	2022	2021
Climate Solutions	$24.2	$9.9	$7.2
Performance Technologies	25.2	29.2	25.0
Corporate	1.3	1.2	0.5
Total capital expenditures	$50.7	$40.3	$32.7

	Years ended March 31,
Depreciation and amortization expense:	2023	2022	2021
Climate Solutions	$21.7	$23.6	$24.9
Performance Technologies (a)	31.8	29.9	42.1
Corporate	1.0	1.3	1.6
Total depreciation and amortization expense	$54.5	$54.8	$68.6

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

The following is a summary of net sales by geographic area, based upon the location of the selling unit:

	Years ended March 31,
	2023	2022	2021
United States	$1,139.3	$949.6	$765.7
Italy	249.5	232.0	188.6
Hungary	210.7	185.2	153.7
China	151.6	166.0	217.6
Brazil	103.6	81.2	48.5
United Kingdom	93.6	118.6	96.4
Other	349.6	317.5	337.9
Net sales	$2,297.9	$2,050.1	$1,808.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of property, plant and equipment by geographic area:

	March 31,
	2023	2022
United States	$96.4	$83.6
Hungary	40.8	44.0
China	40.2	45.6
Mexico	34.0	38.5
Italy	32.8	33.2
Other	70.3	70.5
Total property, plant and equipment	$314.5	$315.4

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Modine Manufacturing Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Modine Manufacturing Company and subsidiaries (the Company) as of March 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of certain domestic deferred tax assets

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized. In making this assessment, the Company considers expectations of future taxable income and tax planning strategies. In addition, the Company considers the duration of statutory carryforward periods and historical financial results. Valuation allowances as of March 31, 2023 were $61.6 million, a portion of which are related to certain domestic deferred tax assets.  The Company recorded a reduction in its valuation allowance on its deferred tax assets during the year ended March 31, 2023.

We identified the evaluation of the realizability of certain domestic deferred tax assets, specifically certain federal carryforward assets, as a critical audit matter. Subjective and challenging auditor judgment was required to: (i) evaluate the realizability of certain federal carryforward assets based on the projected future taxable income over the periods in which those federal carryforward assets will be utilized, and (ii) assess the application of tax laws to utilize the federal carryforward assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s evaluation of the realizability of the federal carryforward assets, including controls related to the projections of future taxable income and the application of tax laws to utilize the federal carryforward assets. We evaluated the reasonableness of management’s projections of future taxable income, including positive and negative evidence used, by comparing the projections to:

•	recent financial profitability trends of the Company
•	industry data and economic trends, and
•	evidence obtained in other areas of the audit.

We assessed the Company’s ability to project future earnings based on comparisons of the Company’s previous annual projections to actual results. We performed a sensitivity analysis over the amount and timing of future taxable income to assess the impact on utilization of the federal carryforward assets. We involved tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of tax laws to utilize the federal carryforward assets and evaluating the recognition and realizability of the carryforward assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.
Milwaukee, Wisconsin
May 25, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Modine Manufacturing Company and its subsidiaries (the “Company”) as of March 31, 2022, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the two years in the period ended March 31, 2022, including the related notes and schedule of valuation and qualifying accounts as of and for each of the two years in the period ended March 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

May 26, 2022, except for the change in composition of reportable segments discussed in Note 22 to the consolidated financial statements, as to which the date is May 25, 2023

We served as the Company’s auditor from 1935 to 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2023.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors
The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on August 17, 2023 (the “2023 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers
The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of Conduct
The Company incorporates by reference the information appearing in the 2023 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board Committee Charters
The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert
The Company incorporates by reference the information appearing in the 2023 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure
The Company incorporates by reference the information appearing in the 2023 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance
The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees
The Company incorporates by reference the information appearing in the 2023 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent Section 16(a) Reports
The Company incorporates by reference the information appearing in the 2023 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2023 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: HCC Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than the information below, the information required by this Item 12 is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Annual Meeting Proxy Statement.

Each of the Company’s equity compensation plans, listed below, has been approved by its shareholders:

•	Amended and Restated 2008 Incentive Compensation Plan;
•	2017 Incentive Compensation Plan; and
•	Amended and Restated 2020 Incentive Compensation Plan.

The following table sets forth required information about equity compensation plans as of March 31, 2023:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance (excluding securities reflected in 1st column) (c)
Equity Compensation Plans approved by security holders	1,889,799	$12.28	2,159,658
Equity Compensation Plans not approved by security holders	-	-	-
Total	1,889,799	$12.28	2,159,658

(a)
Includes shares issuable under the following type of awards: options – 890,687 shares and restricted stock units –999,112 shares.  The number of shares subject to options were granted under the following plans: 2008 Incentive Plan – 136,735 shares, 2017 Incentive Plan – 142,972 shares, 2020 Incentive Plan –610,980 shares.  Shares issuable under restricted stock unit awards were granted under the following plans: 2017 Incentive Plan – 83,350 shares, 2020 Incentive Plan – 915,762 shares.

(b)	The weighted average exercise price does not take into account awards of restricted stock units or performance stock which do not have an exercise price.
(c)	Includes the number of shares remaining available for future issuance under the Amended and Restated 2020 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2023 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2023 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2023 and 2022.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2023, 2022 and 2021	42
Consolidated Statements of Comprehensive Income for the years ended March 31, 2023, 2022 and 2021	43
Consolidated Balance Sheets at March 31, 2023 and 2022	44
Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022 and 2021	45
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2023, 2022 and 2021	46
Notes to Consolidated Financial Statements	47-81
Report of Independent Registered Public Accounting Firm (KPMG PCAOB ID 185)	82
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers PCAOB ID 238)	83

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2023, 2022 and 2021	87

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	88-91

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2023, 2022 and 2021
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Reclassified from (to) Held for Sale	Balance at End of Period

2023: Valuation Allowance for Deferred Tax Assets	$112.2	$(49.7)	$(0.9	)(a)	$-	$61.6

2022: Valuation Allowance for Deferred Tax Assets	$90.7	$(4.6)	$(1.0	)(a)	$27.1	$112.2

2021: Valuation Allowance for Deferred Tax Assets	$46.9	$86.2	$2.8	(a)	$(45.2)	$90.7

(a)	Foreign currency translation and other adjustments.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2023 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2018

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 19, 2023

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 (“2003 10-K”)

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto

4.3*
Amended and Restated Collateral Agency Intercreditor Agreement (the “Original Intercreditor Agreement”) dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.
Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 12, 2010

4.4*
First Amendment to the Original Intercreditor Agreement, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended the Original Intercreditor Agreement.
Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 30, 2013

4.5	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.6	Description of Registrant’s securities.		X

4.7	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.8	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019 (“December 31, 2019 10-Q”)

4.9	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020.	Exhibit 4.2 to December 31, 2019 10-Q

4.10	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.11	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020.	Exhibit 4.2 to May 19, 2020 8-K

4.12	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.13	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021.	Exhibit 4.2 to May 18, 2021 8-K

4.14	Fifth Amended and Restated Credit Agreement dated as of October 12, 2022.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 12, 2022

4.15	Fourth Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 21, 2022.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2022

10.1**	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2**	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.3**	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.4**	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.5**	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.6**	Form of Fiscal 2023 Performance Cash Award Agreement.	Exhibit 10.1 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2022 (“June 30, 2022 10-Q”)

10.7**	Form of Fiscal 2023 Incentive Stock Option Award Agreement.	Exhibit 10.2 to June 30, 2022 10-Q

10.8**	Form of Fiscal 2023 Non-Qualified Stock Option Award Agreement..	Exhibit 10.3 to June 30, 2022 10-Q

10.9**	Form of Fiscal 2023 Restricted Stock Unit Award Agreement..	Exhibit 10.4 to June 30, 2022 10-Q

10.10**	Form of Fiscal 2023 Modine Non-Employee Director Restricted Stock Unit Award Agreement with Deferral.	Exhibit 10.6 to June 30, 2022 10-Q

10.11**	Form of Fiscal 2023 Modine Non-Employee Director Restricted Stock Unit Award Agreement without Deferral.	Exhibit 10.7 to June 30, 2022 10-Q

10.12**	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

10.13**	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.14**	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15**	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16**	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020.	Exhibit 10.6 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2020

10.17**	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020

10.18**	2020 Incentive Compensation Plan (Amended and Restated effective July 21, 2022).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 21, 2022

10.19**	Form of Retention Letter, effective August 31, 2020, between the Company and each of Michael B. Lucareli, Scott L. Bowser and Sylvia A. Stein.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

10.20**	Offer Letter dated as of July 2, 2021, by and between the Company and Adrian Peace.	Exhibit 10.1 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2021 10-Q (“September 30, 2021 10-Q”)

10.21**	Offer Letter dated as of July 16, 2021, by and between the Company and Eric S. McGinnis.	Exhibit 10.2 to September 30, 2021 10-Q

10.22**	First Amendment to Eric S. McGinnis Offer Letter.	Exhibit 10.3 to September 30, 2021 10-Q

10.23**	Form of Retention Restricted Stock Award Agreement, effective October 19, 2022, between the Company and each of Brian J. Agen, Michael B. Lucareli, Eric S. McGinnis and Sylvia A. Stein.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 19, 2022

21	List of subsidiaries of the Registrant.		X

23.1	Consent of PricewaterhouseCoopers LLP.		X

23.2	Consent of KPMG LLP.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibits 101).

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

Date: May 25, 2023	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker
Neil D. Brinker	May 25, 2023
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 25, 2023
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 25, 2023
Chairperson, Board of Directors

/s/ Eric D. Ashleman
Eric D. Ashleman	May 25, 2023
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 25, 2023
Director

/s/ Katherine C. Harper
Katherine C. Harper	May 25, 2023
Director

/s/ Larry O. Moore
Larry O. Moore	May 25, 2023
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 25, 2023
Director

/s/ David J. Wilson
David J. Wilson	May 25, 2023
Director

/s/ William A. Wulfsohn
William A. Wulfsohn	May 25, 2023
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 25, 2023
Director