Form 10-Q
period 2023-06-30
MODINE MANUFACTURING CO
filed 2023-08-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,283,256 at July 28, 2023.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2023 and 2022
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2023	2022
Net sales	$622.4	$541.0
Cost of sales	494.5	457.6
Gross profit	127.9	83.4
Selling, general and administrative expenses	61.4	56.3
Restructuring expenses	-	1.5
Operating income	66.5	25.6
Interest expense	(5.9)	(4.1)
Other expense – net	(0.6)	(2.3)
Earnings before income taxes	60.0	19.2
Provision for income taxes	(14.7)	(4.9)
Net earnings	45.3	14.3
Net earnings attributable to noncontrolling interest	(0.5)	-
Net earnings attributable to Modine	$44.8	$14.3

Net earnings per share attributable to Modine shareholders:
Basic	$0.86	$0.27
Diluted	$0.85	$0.27

Weighted-average shares outstanding:
Basic	52.3	52.2
Diluted	53.0	52.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2023 and 2022
(In millions)
(Unaudited)

	Three months ended June 30,
	2023	2022
Net earnings	$45.3	$14.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(0.8)	(23.9)
Defined benefit plans, net of income taxes of $0.2 and $0 million	0.8	1.3
Cash flow hedges, net of income taxes of ($0.2) and $0 million	(0.7)	(1.6)
Total other comprehensive income (loss)	(0.7)	(24.2)

Comprehensive income (loss)	44.6	(9.9)
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	0.4
Comprehensive income (loss) attributable to Modine	$44.3	$(9.5)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2023 and March 31, 2023
(In millions, except per share amounts)
(Unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$92.5	$67.1
Trade accounts receivable – net	399.8	398.0
Inventories	333.5	324.9
Other current assets	68.3	56.4
Total current assets	894.1	846.4
Property, plant and equipment – net	310.3	314.5
Intangible assets – net	79.1	81.1
Goodwill	165.6	165.6
Deferred income taxes	81.2	83.7
Other noncurrent assets	77.6	74.6
Total assets	$1,607.9	$1,565.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$8.0	$3.7
Long-term debt – current portion	19.7	19.7
Accounts payable	317.5	332.8
Accrued compensation and employee benefits	81.7	89.8
Other current liabilities	79.8	61.1
Total current liabilities	506.7	507.1
Long-term debt	330.0	329.3
Deferred income taxes	5.3	4.8
Pensions	39.7	40.2
Other noncurrent liabilities	81.7	84.9
Total liabilities	963.4	966.3
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.6 million and 55.4 million shares	34.7	34.6
Additional paid-in capital	272.7	270.8
Retained earnings	542.3	497.5
Accumulated other comprehensive loss	(161.6)	(161.1)
Treasury stock, at cost, 3.4 million and 3.3 million shares	(50.2)	(49.0)
Total Modine shareholders’ equity	637.9	592.8
Noncontrolling interest	6.6	6.8
Total equity	644.5	599.6
Total liabilities and equity	$1,607.9	$1,565.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2023 and 2022
(In millions)
(Unaudited)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$45.3	$14.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13.7	13.9
Stock-based compensation expense	1.5	1.1
Deferred income taxes	3.1	(0.9)
Other – net	1.4	0.8
Changes in operating assets and liabilities:
Trade accounts receivable	(2.7)	0.7
Inventories	(7.9)	(38.5)
Accounts payable	(9.5)	6.8
Other assets and liabilities	(3.2)	16.3
Net cash provided by operating activities	41.7	14.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(15.1)	(10.4)
Other – net	(3.3)	-
Net cash used for investing activities	(18.4)	(10.4)

Cash flows from financing activities:
Borrowings of debt	116.1	86.7
Repayments of debt	(107.8)	(74.3)
Borrowings (repayments) on bank overdraft facilities – net	(3.8)	1.8
Purchases of treasury stock under share repurchase program	-	(1.1)
Dividend paid to noncontrolling interest	(0.5)	(0.6)
Other – net	(0.3)	(0.5)
Net cash provided by financing activities	3.7	12.0

Effect of exchange rate changes on cash	(0.2)	(2.6)
Net increase in cash, cash equivalents and restricted cash	26.8	13.5

Cash, cash equivalents and restricted cash – beginning of period	67.2	45.4
Cash, cash equivalents and restricted cash – end of period	$94.0	$58.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2023 and 2022
(In millions)
(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	-	-	-	44.8	-	-	0.5	45.3
Other comprehensive loss	-	-	-	-	(0.5)	-	(0.2)	(0.7)
Stock options and awards	0.2	0.1	0.4	-	-	-	-	0.5
Purchase of treasury stock	-	-	-	-	-	(1.2)	-	(1.2)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Balance, June 30, 2023	55.6	$34.7	$272.7	$542.3	$(161.6)	$(50.2)	$6.6	$644.5

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2024 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2023.

New Accounting Guidance: Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosure of supplier finance programs including the key terms, outstanding obligations, and where such obligations are presented within the financial statements.  In addition, beginning for fiscal 2025, a roll forward of obligations under such programs will be required annually.  The new guidance does not impact the recognition, measurement or financial statement presentation of supplier finance program obligations.  The Company adopted this guidance as of April 1, 2023.

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution.  The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice.  The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program.  The Company is not party to the arrangements between the participating suppliers and the financial institution.  Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days.  The outstanding obligations under this program, included within accounts payable in the consolidated balance sheets, totaled $18.5 million and $21.2 million at June 30, 2023 and March 31, 2023, respectively.

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

Beginning in fiscal 2024 and in connection with the Company’s strategic transformation and continued application of 80/20 principles across its businesses, the Company has refined its reporting of disaggregated revenue within the Climate Solutions segment to be more consistent with how the segment has aligned its teams around three market-based verticals: i) heat transfer products; ii) HVAC & refrigeration; and iii) data center cooling.  For the refined fiscal 2024 presentation, the Company reports revenue based upon the respective product lines and related customer relationships managed by each market-based vertical team.  The disaggregated revenue information presented in the table below for fiscal 2023 has been recast to be comparable with the fiscal 2024 presentation.

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$125.9	$-	$125.9	$134.7	$-	$134.7
HVAC & refrigeration	77.7	-	77.7	79.0	-	79.0
Data center cooling	68.2	-	68.2	30.5	-	30.5
Air-cooled	-	172.7	172.7	-	153.0	153.0
Liquid-cooled	-	134.7	134.7	-	110.9	110.9
Advanced solutions	-	43.2	43.2	-	32.9	32.9
Inter-segment sales	-	8.3	8.3	0.2	7.5	7.7
Net sales	$271.8	$358.9	$630.7	$244.4	$304.3	$548.7

Geographic location:
Americas	$141.6	$185.0	$326.6	$139.4	$164.3	$303.7
Europe	123.7	123.5	247.2	99.0	96.1	195.1
Asia	6.5	50.4	56.9	6.0	43.9	49.9
Net sales	$271.8	$358.9	$630.7	$244.4	$304.3	$548.7

Timing of revenue recognition:
Products transferred at a point in time	$257.7	$341.4	$599.1	$230.8	$281.8	$512.6
Products transferred over time	14.1	17.5	31.6	13.6	22.5	36.1
Net sales	$271.8	$358.9	$630.7	$244.4	$304.3	$548.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2023	March 31, 2023
Contract assets	$26.6	$19.3
Contract liabilities	35.5	21.5

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $7.3 million increase in contract assets during the first three months of fiscal 2024 primarily resulted from an increase in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $14.0 million increase in contract liabilities during the first three months of fiscal 2024 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 4: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2023	2022
Service cost	$0.1	$0.1
Interest cost	2.4	2.0
Expected return on plan assets	(2.6)	(2.9)
Amortization of unrecognized net loss	1.1	1.4
Net periodic benefit cost	$1.0	$0.6

The Company’s funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company does not expect to make cash contributions to its U.S. pension plans during fiscal 2024.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $1.5 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively.

During the first quarter of fiscal 2024, the Company granted performance-based stock awards and restricted stock awards.  The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2026.

During the first quarter of fiscal 2023, the Company granted restricted stock awards, stock options, and performance cash awards.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The fair value of stock-based compensation awards granted during the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023		2022
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Performance stock awards	0.3	$27.29	-	-
Restricted stock awards	0.1	$27.29	0.2	$12.28
Stock options	-	-	0.2	$6.92

As of June 30, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Performance stock awards	$12.9	2.7
Restricted stock awards	7.2	2.1
Stock options	1.9	1.9
Total	$22.0	2.4

Note 6: Restructuring Activities

During the first quarter of fiscal 2023, restructuring and repositioning expenses primarily consisted of severance expenses related to targeted headcount reductions in Europe within the Performance Technologies segment.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2023	2022
Employee severance and related benefits	$-	$1.4
Other restructuring and repositioning expenses	-	0.1
Total	$-	$1.5

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2023	2022
Beginning balance	$10.6	$20.2
Additions	-	1.4
Payments	(1.8)	(3.3)
Effect of exchange rate changes	0.1	(0.9)
Ending balance	$8.9	$17.4

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2023	2022
Interest income	$0.5	$0.1
Foreign currency transactions (a)	(0.3)	(2.0)
Net periodic benefit cost (b)	(0.8)	(0.4)
Total other expense – net	$(0.6)	$(2.3)

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

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 24.5 percent and 25.5 percent, respectively.  The effective tax rate for the first quarter of fiscal 2024 is lower than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
At June 30, 2023, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $35.5 million and $27.6 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company estimates a $2.1 million net decrease in unrecognized tax benefits during the remainder of fiscal 2024 mainly due to lapses in statutes of limitations.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2023	2022
Net earnings attributable to Modine	$44.8	$14.3

Weighted-average shares outstanding – basic	52.3	52.2
Effect of dilutive securities	0.7	0.2
Weighted-average shares outstanding – diluted	53.0	52.4

Earnings per share:
Net earnings per share – basic	$0.86	$0.27
Net earnings per share – diluted	$0.85	$0.27

For the three months ended June 30, 2023, the calculation of diluted earnings per share excluded 0.1 million restricted stock awards because they were anti-dilutive.

For the three months ended June 30, 2022, the calculation of diluted earnings per share excluded 0.9 million and 0.5 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$92.5	$67.1
Restricted cash	1.5	0.1
Total cash, cash equivalents and restricted cash	$94.0	$67.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials	$216.8	$218.3
Work in process	52.7	49.9
Finished goods	64.0	56.7
Total inventories	$333.5	$324.9

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2023	March 31, 2023
Land	$16.5	$16.4
Buildings and improvements (10-40 years)	265.2	264.0
Machinery and equipment (3-15 years)	855.9	853.3
Office equipment (3-10 years)	94.5	93.6
Construction in progress	46.6	47.5
	1,278.7	1,274.8
Less: accumulated depreciation	(968.4)	(960.3)
Net property, plant and equipment	$310.3	$314.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 13: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2023 to June 30, 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2023	$105.7	$59.9	$165.6
Effect of exchange rate changes	-	-	-
Goodwill, June 30, 2023	$105.7	$59.9	$165.6

Intangible assets consisted of the following:

	June 30, 2023			March 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$60.3	$(24.3)	$36.0	$60.3	$(23.4)	$36.9
Trade names	50.1	(16.5)	33.6	50.1	(15.9)	34.2
Acquired technology	22.6	(13.1)	9.5	22.6	(12.6)	10.0
Total intangible assets	$133.0	$(53.9)	$79.1	$133.0	$(51.9)	$81.1

The Company recorded amortization expense of $2.0 million for both the three months ended June 30, 2023 and 2022. The Company estimates that it will record approximately $6.0 million of amortization expense during the remainder of fiscal 2024.  The Company estimates that it will record approximately $8.0 million of annual amortization expense in fiscal 2025 through 2028 and approximately $7.0 million in fiscal 2029. These estimates exclude amortization expense associated with the acquisition that closed during the second quarter of fiscal 2024, as discussed in Note 20.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2023	2022
Beginning balance	$6.9	$6.3
Warranties recorded at time of sale	1.5	1.4
Adjustments to pre-existing warranties	0.6	(0.2)
Settlements	(1.1)	(1.1)
Effect of exchange rate changes	-	(0.2)
Ending balance	$7.9	$6.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	June 30, 2023	March 31, 2023
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$57.4	$59.1
Finance lease ROU assets (a)	Property, plant and equipment – net	7.0	7.1

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.8	$11.8
Operating lease liabilities	Other noncurrent liabilities	47.3	48.9
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.2	2.3

(a)	Finance lease right-of-use (“ROU”) assets were recorded net of accumulated amortization of $3.3 million and $3.2 million as of June 30, 2023 and March 31, 2023, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,
	2023	2022
Operating lease expense (a)	$5.9	$5.3
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	-	-
Total lease expense	$6.0	$5.4

(a)	For the three months ended June 30, 2023 and 2022, operating lease expense included short-term lease expense of $1.5 million and $1.3 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2023	March 31, 2023
Term loans	2028	$213.2	$215.7
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	33.3	33.3
Revolving credit facility	2028	3.2	-
Other (a)		2.6	2.7
		352.3	351.7
Less: current portion		(19.7)	(19.7)
Less: unamortized debt issuance costs		(2.6)	(2.7)
Total long-term debt		$330.0	$329.3

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2024	$16.9
2025	19.7
2026	44.7
2027	44.7
2028	200.9
2029 & beyond	25.4
Total	$352.3

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At June 30, 2023, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 6.3 and 6.4 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At June 30, 2023, the Company’s borrowings under its revolving credit and swingline facilities totaled $3.2 million and $8.0 million, respectively, and domestic letters of credit totaled $5.5 million.  As a result, available borrowing capacity under the Company’s revolving credit facility was $258.3 million as of June 30, 2023. At March 31, 2023, the Company had no outstanding borrowings under these facilities.

The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $3.7 million at March 31, 2023.  There were no short-term borrowings related to these agreements at June 30, 2023.

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

Financial covenants within its credit agreements require the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA.”)  The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2023, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of June 30, 2023 and March 31, 2023, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $125.9 million at each reporting date.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $17.5 million and $17.6 million as of June 30, 2023 and March 31, 2023, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2023
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(0.6)	-	(0.4)	(1.0)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.0	-	1.0
Realized gains – net (b)	-	-	(0.5)	(0.5)
Income taxes	-	(0.2)	0.2	-
Total other comprehensive income (loss)	(0.6)	0.8	(0.7)	(0.5)

Ending balance	$(58.1)	$(103.6)	$0.1	$(161.6)

	Three months ended June 30, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(23.5)	-	(1.2)	(24.7)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3
Realized gains – net (b)	-	-	(0.4)	(0.4)
Income taxes	-	-	-	-
Total other comprehensive income (loss)	(23.5)	1.3	(1.6)	(23.8)

Ending balance	$(62.6)	$(109.8)	$(0.9)	$(173.3)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Segment Information

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended June 30,
	2023			2022
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$271.8	$-	$271.8	$244.2	$0.2	$244.4
Performance Technologies	350.6	8.3	358.9	296.8	7.5	304.3
Segment total	622.4	8.3	630.7	541.0	7.7	548.7
Corporate and eliminations	-	(8.3)	(8.3)	-	(7.7)	(7.7)
Net sales	$622.4	$-	$622.4	$541.0	$-	$541.0

	Three months ended June 30,
	2023		2022
	_$’s	% of sales	_$’s	% of sales
Gross profit:
Climate Solutions	$69.0	25.4%	$50.4	20.6%
Performance Technologies	58.6	16.3%	33.0	10.8%
Segment total	127.6	20.2%	83.4	15.2%
Corporate and eliminations	0.3	-	-	-
Gross profit	$127.9	20.6%	$83.4	15.4%

	Three months ended June 30,
	2023	2022
Operating income:
Climate Solutions	$44.3	$27.0
Performance Technologies	32.0	7.4
Segment total	76.3	34.4
Corporate and eliminations	(9.8)	(8.8)
Operating income	$66.5	$25.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2023	March 31, 2023
Assets:
Climate Solutions	$355.0	$334.8
Performance Technologies	378.3	388.1
Other (a)	874.6	843.0
Total assets	$1,607.9	$1,565.9

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Note 20: Subsequent Event

On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”) for a purchase price of $5.3 million.  Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps primarily for the K-12 school market.  This acquisition expands the Company’s indoor air quality product portfolio and supports its growth strategy and mission of improving indoor air quality.  Napps has historical annual sales of approximately $5.0 million, and will be reported within the Company’s Climate Solutions segment beginning in the second quarter of fiscal 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2023 was the first quarter of fiscal 2024.

First Quarter Highlights
Net sales in the first quarter of fiscal 2024 increased $81.4 million, or 15 percent, from the first quarter of fiscal 2023, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $36.9 million, or 8 percent, primarily due to higher sales volume.  Gross profit increased $44.5 million and gross margin improved 520 basis points to 20.6 percent.  Selling, general and administrative (“SG&A”) expenses increased $5.1 million, primarily due to higher compensation-related expenses.  Operating income of $66.5 million during the first quarter of fiscal 2024 increased $40.9 million from the prior year, primarily due to higher earnings in our operating segments.

Recent Event
On July 1, 2023, we acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”) for a purchase price of $5.3 million.  Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps primarily for the K-12 school market.  This acquisition expands our indoor air quality product portfolio and supports our growth strategy and mission of improving indoor air quality.  Napps has historical annual sales of approximately $5.0 million.  We will report the financial results from this business within our Climate Solutions segment beginning in the second quarter of fiscal 2024.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$622.4	100.0%	$541.0	100.0%
Cost of sales	494.5	79.4%	457.6	84.6%
Gross profit	127.9	20.6%	83.4	15.4%
Selling, general and administrative expenses	61.4	9.9%	56.3	10.4%
Restructuring expenses	-	-	1.5	0.3%
Operating income	66.5	10.7%	25.6	4.7%
Interest expense	(5.9)	-1.0%	(4.1)	-0.8%
Other expense – net	(0.6)	-0.1%	(2.3)	-0.4%
Earnings before income taxes	60.0	9.6%	19.2	3.5%
Provision for income taxes	(14.7)	-2.4%	(4.9)	-0.9%
Net earnings	$45.3	7.3%	$14.3	2.6%

First quarter net sales of $622.4 million were $81.4 million, or 15 percent, higher than the first quarter of the prior year, primarily due to higher sales volume in each of our segments and favorable commercial pricing.  Sales in the Performance Technologies and Climate Solutions segments increased $54.6 million and $27.4 million, respectively.

First quarter cost of sales increased $36.9 million, or 8 percent, primarily due to higher sales volume, partially offset by lower raw material prices, which decreased approximately $16.0 million.  As a percentage of sales, cost of sales decreased 520 basis points to 79.4 percent, primarily due to the favorable impact of higher sales, partially offset by higher labor and inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, first quarter gross profit increased $44.5 million and gross margin improved 520 basis points to 20.6 percent.

First quarter SG&A expenses increased $5.1 million.  As a percentage of sales, SG&A expenses decreased by 50 basis points.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses, which increased approximately $4.0 million.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.  These increases were partially offset by lower environmental charges related to a previously-closed manufacturing facility in the U.S., which decreased $1.0 million and were recorded at Corporate.

Restructuring expenses decreased $1.5 million compared with the first quarter of fiscal 2023.  The fiscal 2023 restructuring expenses primarily consisted of severance expenses in the Performance Technologies segment.

Operating income of $66.5 million in the first quarter of fiscal 2024 increased $40.9 million compared with the first quarter of fiscal 2023, primarily due to higher gross profit in our operating segments.

Interest expense during the first quarter of fiscal 2024 increased $1.8 million compared with the first quarter of fiscal 2023, primarily due to unfavorable changes in interest rates.

The provision for income taxes was $14.7 million and $4.9 million in the first quarter of fiscal 2024 and 2023, respectively.  The $9.8 million increase was primarily due to higher earnings in the current year as compared with the same period in the prior year.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three months ended June 30, 2023 and 2022:

Climate Solutions

	Three months ended June 30,
	2023		2022
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$271.8	100.0%	$244.4	100.0%
Cost of sales	202.8	74.6%	194.0	79.4%
Gross profit	69.0	25.4%	50.4	20.6%
Selling, general and administrative expenses	24.7	9.1%	23.4	9.6%
Operating income	$44.3	16.3%	$27.0	11.0%

Climate Solutions net sales increased $27.4 million, or 11 percent, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher sales volume.  Compared with the first quarter of the prior year, sales of data center cooling products increased $37.7 million.  Sales of heat transfer and HVAC & refrigeration products decreased $8.8 million and $1.3 million, respectively.

Climate Solutions cost of sales increased $8.8 million, or 5 percent, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher sales volume, partially offset by lower raw material prices, which decreased approximately $8.0 million.  As a percentage of sales, cost of sales decreased 480 basis points to 74.6 percent, primarily due to the favorable impact of higher sales volume and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $18.6 million and gross margin improved 480 basis points to 25.4 percent.

SG&A expenses increased $1.3 million, yet decreased 50 basis points as a percentage of sales.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses.

Operating income of $44.3 million increased $17.3 million from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher gross profit.

Performance Technologies

	Three months ended June 30,
	2023		2022
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$358.9	100.0%	$304.3	100.0%
Cost of sales	300.3	83.7%	271.3	89.2%
Gross profit	58.6	16.3%	33.0	10.8%
Selling, general and administrative expenses	26.6	7.4%	24.1	7.9%
Restructuring expenses	-	-	1.5	0.5%
Operating income	$32.0	8.9%	$7.4	2.4%

Performance Technologies net sales increased $54.6 million, or 18 percent, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher sales volume and favorable commercial pricing.  Compared with the first quarter of the prior year, sales of liquid-cooled, air-cooled, and advanced solutions products increased $23.8 million, $19.7 million, and $10.3 million, respectively.

Performance Technologies cost of sales increased $29.0 million, or 11 percent, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher sales volume, partially offset by lower raw material prices, which decreased approximately $8.0 million.  As a percentage of sales, cost of sales decreased 550 basis points to 83.7 percent, primarily due to the favorable impact of higher sales, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $25.6 million and gross margin improved 550 basis points to 16.3 percent.

SG&A expenses increased $2.5 million compared with the first quarter of the prior year.  As a percentage of sales, SG&A expenses decreased by 50 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.

Restructuring expenses decreased $1.5 million compared with the first quarter of fiscal 2023.  The fiscal 2023 restructuring expenses primarily consisted of severance expenses.

Operating income of $32.0 million increased $24.6 million from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, primarily due to higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2023 of $92.5 million, and available borrowing capacity of $258.3 million under our revolving credit facility.  Given our extensive international operations, approximately $89.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2023 was $41.7 million, which represents a $27.2 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings, partially offset by unfavorable net changes in working capital, as compared with the same period in the prior year.  The unfavorable changes in working capital include higher payments for incentive compensation, as compared with the same period in the prior year.

Capital Expenditures
Capital expenditures of $15.1 million during the first three months of fiscal 2024 increased $4.7 million compared with the same period in the prior year.  The fiscal 2024 capital expenditures include investments supporting our strategic growth initiatives across several of our business units.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2023, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2024 and beyond.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.  Other risks and uncertainties include, but are not limited to, the following:

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

•
The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•
The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

•
The overall health of and price-reduction pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•
Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;

•	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and warranty claims;

•	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements;

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•
Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses while also completing restructuring activities and realizing the anticipated benefits thereof;

•
Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of a substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

•
Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•
Increasing emphasis by customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation or expose us to new risks;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of litigation, claims, or other obligations.

Strategic Risks:

•
Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses;

•	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses;

•	The potential impacts from actions by activist shareholders, including disruption of our business and related costs.

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.  The Company’s market risks have not materially changed since the fiscal 2023 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2023	_______	_______	_______	$45,372,391

May 1 – May 31, 2023	16,633 (b)	$26.32	_______	$45,372,391

June 1 – June 30, 2023	26,166 (b)	$30.69	_______	$45,372,391

Total	42,799	$28.99

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

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Fiscal 2024 Performance Stock Award Agreement.		X

10.2	Form of Fiscal 2024 Restricted Stock Unit Award Agreement.		X

10.3	Form of Fiscal 2024 Modine Non-Employee Director Restricted Stock Unit Award Agreement with Deferral.		X

10.4	Form of Fiscal 2024 Modine Non-Employee Director Restricted Stock Unit Award Agreement without Deferral.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: August 3, 2023

*	Executing as both the principal financial officer and a duly authorized officer of the Company