Form 10-Q
period 2023-09-30
MODINE MANUFACTURING CO
filed 2023-11-02
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,242,268 at October 27, 2023.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2023 and 2022
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net sales	$620.5	$578.8	$1,242.9	$1,119.8
Cost of sales	485.4	482.6	979.9	940.2
Gross profit	135.1	96.2	263.0	179.6
Selling, general and administrative expenses	68.9	58.8	130.3	115.1
Restructuring expenses	0.5	0.6	0.5	2.1
Operating income	65.7	36.8	132.2	62.4
Interest expense	(6.1)	(4.7)	(12.0)	(8.8)
Other income (expense) – net	0.1	(1.4)	(0.5)	(3.7)
Earnings before income taxes	59.7	30.7	119.7	49.9
Provision for income taxes	(12.8)	(6.4)	(27.5)	(11.3)
Net earnings	46.9	24.3	92.2	38.6
Net (earnings) loss attributable to noncontrolling interest	(0.4)	0.1	(0.9)	0.1
Net earnings attributable to Modine	$46.5	$24.4	$91.3	$38.7

Net earnings per share attributable to Modine shareholders:
Basic	$0.89	$0.47	$1.74	$0.74
Diluted	$0.87	$0.46	$1.72	$0.74

Weighted-average shares outstanding:
Basic	52.4	52.2	52.4	52.2
Diluted	53.4	52.7	53.2	52.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2023 and 2022
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net earnings	$46.9	$24.3	$92.2	$38.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(12.7)	(23.9)	(13.5)	(47.8)
Defined benefit plans, net of income taxes of $0.3, $0, $0.5 and $0 million	0.8	1.4	1.6	2.7
Cash flow hedges, net of income taxes of ($0.1), $0, ($0.3) and $0 million	(0.2)	-	(0.9)	(1.6)
Total other comprehensive income (loss)	(12.1)	(22.5)	(12.8)	(46.7)

Comprehensive income (loss)	34.8	1.8	79.4	(8.1)
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	0.6	(0.7)	1.0
Comprehensive income (loss) attributable to Modine	$34.4	$2.4	$78.7	$(7.1)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2023 and March 31, 2023
(In millions, except per share amounts)
(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$120.2	$67.1
Trade accounts receivable – net	377.0	398.0
Inventories	321.5	324.9
Assets held for sale	18.4	-
Other current assets	60.9	56.4
Total current assets	898.0	846.4
Property, plant and equipment – net	303.8	314.5
Intangible assets – net	79.3	81.1
Goodwill	164.3	165.6
Deferred income taxes	77.6	83.7
Other noncurrent assets	82.1	74.6
Total assets	$1,605.1	$1,565.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$0.1	$3.7
Long-term debt – current portion	19.6	19.7
Accounts payable	274.9	332.8
Accrued compensation and employee benefits	78.4	89.8
Liabilities held for sale	21.1	-
Other current liabilities	99.0	61.1
Total current liabilities	493.1	507.1
Long-term debt	322.9	329.3
Deferred income taxes	5.2	4.8
Pensions	31.3	40.2
Other noncurrent liabilities	78.6	84.9
Total liabilities	931.1	966.3
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.7 million and 55.4 million shares	34.8	34.6
Additional paid-in capital	276.4	270.8
Retained earnings	588.8	497.5
Accumulated other comprehensive loss	(173.7)	(161.1)
Treasury stock, at cost, 3.6 million and 3.3 million shares	(59.3)	(49.0)
Total Modine shareholders’ equity	667.0	592.8
Noncontrolling interest	7.0	6.8
Total equity	674.0	599.6
Total liabilities and equity	$1,605.1	$1,565.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2023 and 2022
(In millions)
(Unaudited)

	Six months ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$92.2	$38.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27.7	27.3
Stock-based compensation expense	4.6	3.5
Deferred income taxes	5.5	(0.5)
Other – net	3.8	1.8
Changes in operating assets and liabilities:
Trade accounts receivable	6.7	0.2
Inventories	(4.3)	(30.5)
Accounts payable	(43.3)	7.2
Other assets and liabilities	17.9	8.5
Net cash provided by operating activities	110.8	56.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	(26.2)	(23.0)
Payments for business acquisition	(4.8)	-
Proceeds from disposition of assets	1.1	0.1
Other – net	(4.5)	-
Net cash used for investing activities	(34.4)	(22.9)

Cash flows from financing activities:
Borrowings of debt	176.6	141.1
Repayments of debt	(182.4)	(149.9)
Borrowings (repayments) on bank overdraft facilities – net	(3.7)	9.2
Purchases of treasury stock under share repurchase program	(9.0)	(2.6)
Dividend paid to noncontrolling interest	(0.5)	(0.6)
Other – net	0.4	0.3
Net cash used for financing activities	(18.6)	(2.5)

Effect of exchange rate changes on cash	(1.9)	(5.8)
Net increase in cash, cash equivalents, restricted cash and cash held for sale	55.9	24.9

Cash, cash equivalents, restricted cash and cash held for sale – beginning of period	67.2	45.4
Cash, cash equivalents, restricted cash and cash held for sale – end of period	$123.1	$70.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended September 30, 2023 and 2022
(In millions)
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non- controlling interest	Total
	Shares	Amount
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	-	-	-	44.8	-	-	0.5	45.3
Other comprehensive loss	-	-	-	-	(0.5)	-	(0.2)	(0.7)
Stock options and awards	0.2	0.1	0.4	-	-	-	-	0.5
Purchase of treasury stock	-	-	-	-	-	(1.2)	-	(1.2)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Balance, June 30, 2023	55.6	$34.7	$272.7	$542.3	$(161.6)	$(50.2)	$6.6	$644.5
Net earnings	-	-	-	46.5	-	-	0.4	46.9
Other comprehensive loss	-	-	-	-	(12.1)	-	-	(12.1)
Stock options and awards	0.1	0.1	0.6	-	-	-	-	0.7
Purchase of treasury stock	-	-	-	-	-	(9.1)	-	(9.1)
Stock-based compensation expense	-	-	3.1	-	-	-	-	3.1
Balance, September 30, 2023	55.7	$34.8	$276.4	$588.8	$(173.7)	$(59.3)	$7.0	$674.0

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non- controlling interest	Total
	Shares	Amount
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1
Net earnings (loss)	-	-	-	24.4	-	-	(0.1)	24.3
Other comprehensive loss	-	-	-	-	(22.0)	-	(0.5)	(22.5)
Stock options and awards	0.2	0.1	0.9	-	-	-	-	1.0
Purchase of treasury stock	-	-	-	-	-	(1.6)	-	(1.6)
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2022	55.1	$34.4	$266.0	$383.1	$(195.3)	$(43.3)	$5.8	$450.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2024 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution.  The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice.  The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program.  The Company is not party to the arrangements between the participating suppliers and the financial institution.  Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days.  The outstanding obligations under this program, included within accounts payable in the consolidated balance sheets, totaled $20.1 million and $21.2 million at September 30, 2023 and March 31, 2023, respectively.

Note 2: Acquisitions and Dispositions

Acquisition of Napps Technology Corporation
On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”) for consideration totaling $5.8 million.  The Company paid $4.8 million during the second quarter of fiscal 2024 and, based upon the terms of the agreement, expects to pay the remaining $1.0 million to the seller one year after closing.

Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  This acquisition expands the Company’s indoor air quality product portfolio and supports its growth strategy and mission of improving indoor air quality.  Napps has historical annual sales of approximately $5.0 million.  Since the date of the acquisition, the Company has reported the financial results of the Napps business within the Climate Solutions segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
For the September 30, 2023 condensed consolidated financial statements, the Company has preliminarily allocated the purchase price to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  The Company engaged a third-party valuation specialist to assist in determining the fair value of the acquired intangible assets.  The valuation analysis considered the expected future cash flows of the acquired business.  The Company recorded $2.9 million of intangible assets, including customer relationship and acquired technology assets.  The Company is amortizing the acquired intangible assets using a weighted-average life of approximately ten years.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $1.0 million, which is deductible for income tax purposes.

The Company’s preliminary allocation of the purchase price for its acquisition of Napps was as follows:

Trade accounts receivable	$1.2
Inventories	1.3
Property, plant and equipment and other assets	0.1
Intangible assets	2.9
Goodwill	1.0
Accounts payable and other liabilities	(0.7)
Purchase price	$5.8

Disposition of two coatings facilities
On September 19, 2023, the Company sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  The Company’s other coatings businesses will continue to own and license its spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, the Company reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, the net sales of these two businesses totaled $6.4 million.  As a result of this transaction, the Company wrote-off $0.7 million of goodwill attributable to the disposed businesses and recorded a gain on sale of less than $0.1 million during the second quarter of fiscal 2024.

Germany automotive businesses held for sale
On September 6, 2023, the Company signed a definitive agreement to sell three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P.  The Company expects that the sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, will support its strategic prioritization of resources towards higher-margin technologies.  The Company reports financial results of the disposal group within its Performance Technologies segment.  During the first six months of fiscal 2024 and 2023, net sales of the disposal group totaled $46.2 million and $36.6 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company classified the disposal group as held for sale beginning on September 6, 2023.  Upon classification as held for sale, the Company compared the disposal group’s carrying value with its fair value, less costs to sell.  Through this review, the Company identified an implied gain on sale that is not material to its consolidated financial statements.  In addition, the Company determined the disposal group does not qualify as a discontinued operation for reporting purposes under U.S. GAAP.  As part of its evaluation, the Company considered anticipated future sales to automotive and other vehicular customers with similar product offerings and using similar heat-transfer technology within the Performance Technologies segment.  The Company will also continue to operate in Europe as it does today.

For the September 30, 2023 consolidated balance sheet, the Company separately classified the assets and liabilities of the disposal group as held for sale.  The major classes of assets and liabilities held for sale were as follows:

September 30, 2023
ASSETS
Cash and cash equivalents	$1.5
Trade accounts receivables – net	8.5
Inventories	5.4
Other current assets	0.8
Property, plant and equipment – net	1.6
Other noncurrent assets	0.6
Total assets held for sale	$18.4

LIABILITIES
Accounts payable	$6.6
Accrued compensation and employee benefits	3.6
Other current liabilities	1.9
Pensions	7.2
Other noncurrent liabilities	1.8
Total liabilities held for sale	$21.1

This sale transaction closed on October 31, 2023.  The determination of the final purchase price is pending and will be adjusted for net working capital and certain other items, as defined by the sale agreement.  The Company currently expects that the total net proceeds and the resulting gain or loss on sale, to be recorded during the third quarter of fiscal 2024, will be immaterial to its consolidated financial statements.

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

Beginning in fiscal 2024 and in connection with the Company’s strategic transformation and continued application of 80/20 principles across its businesses, the Company refined its reporting of disaggregated revenue within the Climate Solutions segment to be more consistent with how the segment has aligned its teams around three market-based verticals: i) heat transfer products; ii) HVAC & refrigeration; and iii) data center cooling.  For the refined fiscal 2024 presentation, the Company reports revenue based upon the respective product lines and related customer relationships managed by each market-based vertical team.  The disaggregated revenue information presented in the tables below for fiscal 2023 has been recast to be comparable with the fiscal 2024 presentation.

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$105.8	$-	$105.8	$126.3	$-	$126.3
HVAC & refrigeration	91.2	-	91.2	93.2	-	93.2
Data center cooling	78.8	-	78.8	36.3	-	36.3
Air-cooled	-	173.3	173.3	-	169.3	169.3
Liquid-cooled	-	126.4	126.4	-	119.0	119.0
Advanced solutions	-	45.0	45.0	-	34.7	34.7
Inter-segment sales	-	7.0	7.0	0.1	7.0	7.1
Net sales	$275.8	$351.7	$627.5	$255.9	$330.0	$585.9

Geographic location:
Americas	$163.2	$189.9	$353.1	$156.3	$182.8	$339.1
Europe	106.6	112.9	219.5	90.9	91.3	182.2
Asia	6.0	48.9	54.9	8.7	55.9	64.6
Net sales	$275.8	$351.7	$627.5	$255.9	$330.0	$585.9

Timing of revenue recognition:
Products transferred at a point in time	$271.1	$335.2	$606.3	$243.0	$309.8	$552.8
Products transferred over time	4.7	16.5	21.2	12.9	20.2	33.1
Net sales	$275.8	$351.7	$627.5	$255.9	$330.0	$585.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Six months ended September 30, 2023			Six months ended September 30, 2022
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$231.7	$-	$231.7	$261.0	$-	$261.0
HVAC & refrigeration	168.9	-	168.9	172.2	-	172.2
Data center cooling	147.0	-	147.0	66.8	-	66.8
Air-cooled	-	346.0	346.0	-	322.3	322.3
Liquid-cooled	-	261.1	261.1	-	229.9	229.9
Advanced solutions	-	88.2	88.2	-	67.6	67.6
Inter-segment sales	-	15.3	15.3	0.3	14.5	14.8
Net sales	$547.6	$710.6	$1,258.2	$500.3	$634.3	$1,134.6

Geographic location:
Americas	$304.8	$374.9	$679.7	$295.7	$347.1	$642.8
Europe	230.3	236.4	466.7	189.9	187.4	377.3
Asia	12.5	99.3	111.8	14.7	99.8	114.5
Net sales	$547.6	$710.6	$1,258.2	$500.3	$634.3	$1,134.6

Timing of revenue recognition:
Products transferred at a point in time	$528.8	$676.6	$1,205.4	$473.8	$591.6	$1,065.4
Products transferred over time	18.8	34.0	52.8	26.5	42.7	69.2
Net sales	$547.6	$710.6	$1,258.2	$500.3	$634.3	$1,134.6

Contract Balances

Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2023	March 31, 2023
Contract assets	$18.2	$19.3
Contract liabilities	52.5	21.5

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $1.1 million decrease in contract assets during the first six months of fiscal 2024 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling.  The $31.0 million increase in contract liabilities during the first six months of fiscal 2024 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations, largely associated with contracts with long inventory lead times.

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

Note 5: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Service cost	$-	$-	$0.1	$0.1
Interest cost	2.4	2.0	4.8	4.0
Expected return on plan assets	(2.6)	(2.9)	(5.2)	(5.8)
Amortization of unrecognized net loss	1.2	1.5	2.3	2.9
Net periodic benefit cost	$1.0	$0.6	$2.0	$1.2

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

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $3.1 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense of $4.6 million and $3.5 million for the six months ended September 30, 2023 and 2022, respectively.

During the first six months of fiscal 2024, the Company granted performance-based stock awards and restricted stock awards.  The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2026.

During the first six months of fiscal 2023, the Company granted restricted stock awards, stock options, and performance cash awards.

The weighted-average fair value of stock-based compensation awards granted during the six months ended September 30, 2023 and 2022 were as follows:

	Six months ended September 30,
	2023		2022
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.3	$27.29	-	-
Restricted stock awards	0.1	$33.19	0.4	$12.51
Stock options	-	-	0.2	$6.97

As of September 30, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Performance stock awards	$13.3	2.5
Restricted stock awards	8.0	1.9
Stock options	1.6	1.6
Total	$22.9	2.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 7: Restructuring Activities

During the first six months of fiscal 2024, restructuring and repositioning expenses primarily consisted of equipment transfer costs in the Climate Solutions and Performance Technologies segments.  These restructuring activities are part of the Company’s transformational initiatives supported by 80/20 principles and include product line transfers intended to achieve production efficiency improvements in its manufacturing facilities.

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

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Employee severance and related benefits	$0.1	$-	$0.1	$1.4
Other restructuring and repositioning expenses	0.4	0.6	0.4	0.7
Total	$0.5	$0.6	$0.5	$2.1

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Three months ended September 30,
	2023	2022
Beginning balance	$8.9	$17.4
Additions	0.1	-
Payments	(3.1)	(3.4)
Reclassified to held for sale	(2.5)	-
Effect of exchange rate changes	(0.2)	(1.1)
Ending balance	$3.2	$12.9

	Six months ended September 30,
	2023	2022
Beginning balance	$10.6	$20.2
Additions	0.1	1.4
Payments	(4.9)	(6.7)
Reclassified to held for sale	(2.5)	-
Effect of exchange rate changes	(0.1)	(2.0)
Ending balance	$3.2	$12.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Interest income	$1.2	$0.3	$1.7	$0.4
Foreign currency transactions (a)	(0.2)	(1.1)	(0.5)	(3.1)
Net periodic benefit cost (b)	(0.9)	(0.6)	(1.7)	(1.0)
Total other income (expense) – net	$0.1	$(1.4)	$(0.5)	$(3.7)

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

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 21.4 percent and 20.8 percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2023 and 2022 was 23.0 percent and 22.6 percent, respectively.  The effective tax rates for fiscal 2024 are higher than the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.  In addition, the effective tax rates for the fiscal 2024 periods were favorably impacted by the release of a $1.8 million unrecognized tax benefit during the second quarter of fiscal 2024, due to a lapse in statute of limitations.

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
At September 30, 2023, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $36.6 million and $26.6 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  In addition, the Company excludes the impact of operations anticipated to generate net operating losses for the full fiscal year from the overall effective tax rate calculation and instead records them discretely based upon year-to-date results.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2024.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Net earnings attributable to Modine	$46.5	$24.4	$91.3	$38.7

Weighted-average shares outstanding – basic	52.4	52.2	52.4	52.2
Effect of dilutive securities	1.0	0.5	0.8	0.3
Weighted-average shares outstanding – diluted	53.4	52.7	53.2	52.5

Earnings per share:
Net earnings per share – basic	$0.89	$0.47	$1.74	$0.74
Net earnings per share – diluted	$0.87	$0.46	$1.72	$0.74

For the six months ended September 30, 2023, the calculation of diluted earnings per share excluded 0.1 million restricted stock awards because they were anti-dilutive.

For both the three and six months ended September 30, 2022, the calculation of diluted earnings per share excluded 0.7 million and 0.1 million stock options and restricted stock awards, respectively, because they were anti-dilutive.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$120.2	$67.1
Restricted cash	1.4	0.1
Cash held for sale	1.5	-
Total cash, cash equivalents, restricted cash and cash held for sale	$123.1	$67.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 12: Inventories

Inventories consisted of the following:

	September 30, 2023	March 31, 2023
Raw materials	$205.7	$218.3
Work in process	53.7	49.9
Finished goods	62.1	56.7
Total inventories	$321.5	$324.9

The September 30, 2023 inventories in the table above exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2023	March 31, 2023
Land	$15.6	$16.4
Buildings and improvements (10-40 years)	260.1	264.0
Machinery and equipment (3-15 years)	790.9	853.3
Office equipment (3-10 years)	92.7	93.6
Construction in progress	40.6	47.5
	1,199.9	1,274.8
Less: accumulated depreciation	(896.1)	(960.3)
Net property, plant and equipment	$303.8	$314.5

The September 30, 2023 property, plant and equipment in the table above exclude amounts classified as held for sale.  See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2023 to September 30, 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2023	$105.7	$59.9	$165.6
Acquisition (disposition) (a)	1.0	(0.7)	0.3
Effect of exchange rate changes	(1.5)	(0.1)	(1.6)
Goodwill, September 30, 2023	$105.2	$59.1	$164.3

(a)	During the second quarter of fiscal 2024, the Company recorded $1.0 million of goodwill in connection with its acquisition of Napps. In addition, the Company wrote-off $0.7 million of goodwill in connection with the sale of two coatings facilities. See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Intangible assets consisted of the following:

	September 30, 2023			March 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$62.2	$(24.9)	$37.3	$60.3	$(23.4)	$36.9
Trade names	49.8	(17.0)	32.8	50.1	(15.9)	34.2
Acquired technology	22.6	(13.4)	9.2	22.6	(12.6)	10.0
Total intangible assets	$134.6	$(55.3)	$79.3	$133.0	$(51.9)	$81.1

During the second quarter of fiscal 2024, the Company recorded customer relationship and acquired technology intangible assets totaling $2.9 million related to the Napps acquisition.  See Note 2 for additional information.

The Company recorded amortization expense of $2.0 million for both the three months ended September 30, 2023 and 2022. The Company recorded amortization expense of $4.0 million for both the six months ended September 30, 2023 and 2022. The Company estimates that it will record approximately $4.0 million of amortization expense during the remainder of fiscal 2024.  The Company estimates that it will record approximately $8.0 million of annual amortization expense in fiscal 2025 through 2028 and approximately $7.0 million in fiscal 2029.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2023	2022
Beginning balance	$7.9	$6.2
Warranties recorded at time of sale	1.6	1.9
Adjustments to pre-existing warranties	2.5	(0.3)
Settlements	(1.4)	(1.3)
Reclassified to held for sale	(0.2)	-
Effect of exchange rate changes	(0.1)	(0.3)
Ending balance	$10.3	$6.2

	Six months ended September 30,
	2023	2022
Beginning balance	$6.9	$6.3
Warranties recorded at time of sale	3.1	3.3
Adjustments to pre-existing warranties	3.1	(0.5)
Settlements	(2.5)	(2.4)
Reclassified to held for sale	(0.2)	-
Effect of exchange rate changes	(0.1)	(0.5)
Ending balance	$10.3	$6.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets. The September 30, 2023 amounts exclude operating lease right of use (“ROU”) assets and liabilities, which each totaled $0.6 million, that are classified as held for sale on the Company’s consolidated balance sheet. See Note 2 for additional information.

	Balance Sheet Location	September 30, 2023	March 31, 2023
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$58.2	$59.1
Finance lease ROU assets (a)	Property, plant and equipment – net	6.7	7.1

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.8	$11.8
Operating lease liabilities	Other noncurrent liabilities	47.4	48.9
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.0	2.3

(a)	ROU assets were recorded net of accumulated amortization of $3.4 million and $3.2 million as of September 30, 2023 and March 31, 2023, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Operating lease expense (a)	$5.6	$5.5	$11.5	$10.8
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.3	0.3
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$5.9	$5.8	$11.9	$11.2

(a)
For the three and six months ended September 30, 2023, operating lease expense included short-term lease expense of $1.4 million and $2.9 million, respectively.  For the three and six months ended September 30, 2022, operating lease expense included short-term lease expense of $1.5 million and $2.8 million, respectively.  Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	September 30, 2023	March 31, 2023
Term loans	2028	$209.2	$215.7
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	33.3	33.3
Other (a)		2.4	2.7
		344.9	351.7
Less: current portion		(19.6)	(19.7)
Less: unamortized debt issuance costs		(2.4)	(2.7)
Total long-term debt		$322.9	$329.3

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2024	$14.0
2025	19.6
2026	44.6
2027	44.6
2028	196.6
2029 & beyond	25.5
Total	$344.9

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At September 30, 2023, the weighted-average interest rate for the term loans was 6.6 percent.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At September 30, 2023 and March 31,2023, the Company had no outstanding borrowings under either its revolving credit or swingline facilities. As of September 30, 2023, domestic letters of credit totaled $5.6 million and, as a result, available borrowing capacity under the Company’s revolving credit facility was $269.4 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $0.1 million and  $3.7 million at September 30, 2023 and March 31, 2023, respectively.

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

Financial covenants within its credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA.”)  The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2023, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of September 30, 2023 and March 31, 2023, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $125.6 million and $125.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $17.2 million and $17.6 million as of September 30, 2023 and March 31, 2023, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2023				Six months ended September 30, 2023
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(58.1)	$(103.6)	$0.1	$(161.6)	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(12.7)	-	-	(12.7)	(13.3)	-	(0.4)	(13.7)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.1	-	1.1	-	2.1	-	2.1
Realized gains – net (b)	-	-	(0.3)	(0.3)	-	-	(0.8)	(0.8)
Income taxes	-	(0.3)	0.1	(0.2)	-	(0.5)	0.3	(0.2)
Total other comprehensive income (loss)	(12.7)	0.8	(0.2)	(12.1)	(13.3)	1.6	(0.9)	(12.6)

Ending balance	$(70.8)	$(102.8)	$(0.1)	$(173.7)	$(70.8)	$(102.8)	$(0.1)	$(173.7)

	Three months ended September 30, 2022				Six months ended September 30, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(62.6)	$(109.8)	$(0.9)	$(173.3)	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(23.4)	-	-	(23.4)	(46.9)	-	(1.2)	(48.1)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	2.7	-	2.7
Realized gains – net (b)	-	-	-	-	-	-	(0.4)	(0.4)
Income taxes	-	-	-	-	-	-	-	-
Total other comprehensive income (loss)	(23.4)	1.4	-	(22.0)	(46.9)	2.7	(1.6)	(45.8)

Ending balance	$(86.0)	$(108.4)	$(0.9)	$(195.3)	$(86.0)	$(108.4)	$(0.9)	$(195.3)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 20: Segment Information

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended September 30,
	2023			2022
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$275.8	$-	$275.8	$255.8	$0.1	$255.9
Performance Technologies	344.7	7.0	351.7	323.0	7.0	330.0
Segment total	620.5	7.0	627.5	578.8	7.1	585.9
Corporate and eliminations	-	(7.0)	(7.0)	-	(7.1)	(7.1)
Net sales	$620.5	$-	$620.5	$578.8	$-	$578.8

	Six months ended September 30,
	2023			2022
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$547.6	$-	$547.6	$500.0	$0.3	$500.3
Performance Technologies	695.3	15.3	710.6	619.8	14.5	634.3
Segment total	1,242.9	15.3	1,258.2	1,119.8	14.8	1,134.6
Corporate and eliminations	-	(15.3)	(15.3)	-	(14.8)	(14.8)
Net sales	$1,242.9	$-	$1,242.9	$1,119.8	$-	$1,119.8

	Three months ended September 30,				Six months ended September 30,
	2023		2022		2023		2022
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
Climate Solutions	$71.8	26.0%	$57.3	22.4%	$140.8	25.7%	$107.7	21.5%
Performance Technologies	62.8	17.8%	39.2	11.9%	121.4	17.1%	72.2	11.4%
Segment total	134.6	21.4%	96.5	16.5%	262.2	20.8%	179.9	15.9%
Corporate and eliminations	0.5	-	(0.3)	-	0.8	-	(0.3)	-
Gross profit	$135.1	21.8%	$96.2	16.6%	$263.0	21.2%	$179.6	16.0%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Operating income:
Climate Solutions	$44.6	$32.7	$88.9	$59.7
Performance Technologies	33.6	16.3	65.6	23.7
Segment total	78.2	49.0	154.5	83.4
Corporate and eliminations	(12.5)	(12.2)	(22.3)	(21.0)
Operating income	$65.7	$36.8	$132.2	$62.4

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	September 30, 2023	March 31, 2023
Assets:
Climate Solutions	$336.8	$334.8
Performance Technologies	361.7	388.1
Other (a)	906.6	843.0
Total assets	$1,605.1	$1,565.9

(a)
Represents cash and cash equivalents, assets held for sale, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2023 was the second quarter of fiscal 2024.

Acquisition of Napps Technology Corporation
On July 1, 2023, we acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”) for consideration totaling $5.8 million.  Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  This acquisition expands our indoor air quality product portfolio and supports our growth strategy and mission of improving indoor air quality.  Napps has historical annual sales of approximately $5.0 million.  Since the date of the acquisition, we have reported the financial results of the Napps business within the Climate Solutions segment.

Disposition of two coatings facilities
On September 19, 2023, we sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  Our other coatings businesses will continue to own and license spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, we reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, the net sales of these two businesses totaled $6.4 million.  As a result of this transaction, we recorded a gain on sale of less than $0.1 million during the second quarter of fiscal 2024.

Disposition of Germany Automotive Businesses
On September 6, 2023, we signed a definitive agreement to sell three automotive businesses based in Germany to affiliates of Regent, L.P.  We expect that the sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, will support our strategic prioritization of resources towards higher-margin technologies.  This sale transaction closed on October 31, 2023.  The determination of the final purchase price is pending and will be adjusted for net working capital and certain other items, as defined by the sale agreement.  We currently expect that the total net proceeds and the resulting gain or loss on sale, to be recorded during the third quarter of fiscal 2024, will be immaterial to the consolidated financial statements.  See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information regarding this sale.

Second Quarter Highlights
Net sales in the second quarter of fiscal 2024 increased $41.7 million, or 7 percent, from the second quarter of fiscal 2023, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $2.8 million, or 1 percent.  Gross profit increased $38.9 million and gross margin improved 520 basis points to 21.8 percent.  Selling, general and administrative (“SG&A”) expenses increased $10.1 million and included higher compensation-related expenses.  Operating income of $65.7 million during the second quarter of fiscal 2024 increased $28.9 million from the prior year, primarily due to higher earnings in our operating segments.

Year-to-date Highlights
Net sales in the first six months of fiscal 2024 increased $123.1 million, or 11 percent, from the same period last year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $39.7 million, or 4 percent, from the same period last year, primarily due to higher sales volume.  Gross profit increased $83.4 million and gross margin improved 520 basis points to 21.2 percent.  SG&A expenses increased $15.2 million, primarily due to higher compensation-related expenses.  Operating income of $132.2 million during the first six months of fiscal 2024 increased $69.8 million from the prior year, primarily due to higher earnings in our operating segments.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2023 and 2022:

	Three months ended September 30,				Six months ended September 30,
	2023		2022		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$620.5	100.0%	$578.8	100.0%	$1,242.9	100.0%	$1,119.8	100.0%
Cost of sales	485.4	78.2%	482.6	83.4%	979.9	78.8%	940.2	84.0%
Gross profit	135.1	21.8%	96.2	16.6%	263.0	21.2%	179.6	16.0%
Selling, general and administrative expenses	68.9	11.1%	58.8	10.1%	130.3	10.5%	115.1	10.3%
Restructuring expenses	0.5	0.1%	0.6	0.1%	0.5	-	2.1	0.2%
Operating income	65.7	10.6%	36.8	6.4%	132.2	10.6%	62.4	5.6%
Interest expense	(6.1)	-1.0%	(4.7)	-0.8%	(12.0)	-1.0%	(8.8)	-0.8%
Other income (expense) – net	0.1	-	(1.4)	-0.3%	(0.5)	-	(3.7)	-0.3%
Earnings before income taxes	59.7	9.6%	30.7	5.3%	119.7	9.6%	49.9	4.5%
Provision for income taxes	(12.8)	-2.1%	(6.4)	-1.1%	(27.5)	-2.2%	(11.3)	-1.0%
Net earnings	$46.9	7.6%	$24.3	4.2%	$92.2	7.4%	$38.6	3.4%

Comparison of Three Months ended September 30, 2023 and 2022

Second quarter net sales of $620.5 million were $41.7 million, or 7 percent, higher than the second quarter of the prior year, primarily due to favorable commercial pricing and a $14.7 million favorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $21.7 million and $19.9 million, respectively.

Second quarter cost of sales increased $2.8 million, or 1 percent, primarily due to an $11.7 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, higher labor and inflationary costs and warranty expenses.  These increases were partially offset by lower raw material prices, which decreased approximately $11.0 million, and improved operating efficiencies.  As a percentage of sales, cost of sales decreased 520 basis points to 78.2 percent, primarily due to the favorable impact of higher sales.

As a result of higher sales and lower cost of sales as a percentage of sales, second quarter gross profit increased $38.9 million and gross margin improved 520 basis points to 21.8 percent.

Second quarter SG&A expenses increased $10.1 million, or 17 percent.  As a percentage of sales, SG&A expenses increased by 100 basis points.  The increase in SG&A expenses included higher compensation-related expenses, which increased approximately $3.0 million, and increases across other general and administrative expenses, such as higher product development costs, professional service fees, and employee travel expenses.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.  In addition, environmental charges related to a previously-closed manufacturing facility in the U.S. increased $0.7 million.

Restructuring expenses decreased $0.1 million compared with the second quarter of fiscal 2023, primarily due to lower equipment transfer costs in the Performance Technologies segment.

Operating income of $65.7 million in the second quarter of fiscal 2024 increased $28.9 million compared with the second quarter of fiscal 2023, primarily due to higher gross profit in our operating segments, partially offset by higher SG&A expenses.

Interest expense during the second quarter of fiscal 2024 increased $1.4 million compared with the second quarter of fiscal 2023, primarily due to unfavorable changes in interest rates.

The provision for income taxes was $12.8 million and $6.4 million in the second quarter of fiscal 2024 and 2023, respectively.  The $6.4 million increase was primarily due to higher earnings in the current year as compared with the same period in the prior year.

Comparison of Six Months ended September 30, 2023 and 2022

Fiscal 2024 year-to-date net sales of $1,242.9 million were $123.1 million, or 11 percent, higher than the same period last year, primarily due to higher sales volume, favorable commercial pricing and a $15.1 million favorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $76.3 million and $47.3 million, respectively.

Fiscal 2024 year-to-date cost of sales of $979.9 million increased $39.7 million, or 4 percent, primarily due to higher sales volume, a $12.1 unfavorable impact of foreign currency exchange rates and, to a lesser extent, higher labor and inflationary costs and warranty expenses.  These increases were partially offset by lower raw material prices, which decreased approximately $28.0 million and, to a lesser extent, improved operating efficiencies.  As a percentage of sales, cost of sales decreased 520 basis points to 78.8 percent, primarily due to the favorable impact of higher sales.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $83.4 million and gross margin improved 520 basis points to 21.2 percent.

Fiscal 2024 year-to-date SG&A expenses increased $15.2 million, or 13 percent.  As a percentage of sales, SG&A expenses increased by 20 basis points.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses, which increased approximately $7.0 million, and increases across other general and administrative expenses.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.

Restructuring expenses during the first six months of fiscal 2024 decreased $1.6 million compared with the same period last year, primarily due to lower severance expenses in the Performance Technologies segment.

Operating income of $132.2 million during the first six months of fiscal 2024 increased $69.8 million compared with the same period last year, primarily due to higher gross profit in our operating segments, partially offset by higher SG&A expenses.

Interest expense during the first six months of fiscal 2024 increased $3.2 million compared with the same period last year, primarily due to unfavorable changes in interest rates.

The provision for income taxes was $27.5 million and $11.3 million during the first six months of fiscal 2024 and 2023, respectively.  The $16.2 million increase was primarily due to higher earnings in the current year as compared with the same period in the prior year.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2023 and 2022:

Climate Solutions

	Three months ended September 30,				Six months ended September 30,
	2023		2022		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$275.8	100.0%	$255.9	100.0%	$547.6	100.0%	$500.3	100.0%
Cost of sales	204.0	74.0%	198.6	77.6%	406.8	74.3%	392.6	78.5%
Gross profit	71.8	26.0%	57.3	22.4%	140.8	25.7%	107.7	21.5%
Selling, general and administrative expenses	26.9	9.7%	24.3	9.5%	51.6	9.4%	47.7	9.5%
Restructuring expenses	0.3	0.1%	0.3	0.1%	0.3	0.1%	0.3	0.1%
Operating income	$44.6	16.2%	$32.7	12.8%	$88.9	16.2%	$59.7	11.9%

Comparison of Three Months ended September 30, 2023 and 2022

Climate Solutions net sales increased $19.9 million, or 8 percent, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to higher sales volume and a $6.6 million favorable impact of foreign currency exchange rates.  Compared with the second quarter of the prior year, sales of data center cooling products increased $42.5 million.  Sales of heat transfer and HVAC & refrigeration products decreased $20.5 million and $2.0 million, respectively.

Climate Solutions cost of sales increased $5.4 million, or 3 percent, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to higher sales volume, a $5.0 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, higher warranty expenses, which increased approximately $3.0 million, and higher labor and inflationary costs.  These increases were partially offset by improved operating efficiencies and lower raw material prices, which decreased approximately $4.0 million.  As a percentage of sales, cost of sales decreased 360 basis points to 74.0 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $14.5 million and gross margin improved 360 basis points to 26.0 percent.

SG&A expenses increased $2.6 million compared with the second quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 20 basis points.  The increase in SG&A expenses includes higher compensation-related expenses and increases across other general and administrative expenses.

Restructuring expenses totaled $0.3 million during both the second quarter of fiscal 2024 and 2023.  The fiscal 2024 expenses consist of equipment transfer and severance expenses.  The fiscal 2023 expenses primarily relate to closure costs associated with a previously-leased facility.

Operating income of $44.6 million increased $11.9 million from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to higher gross profit.

Comparison of Six Months ended September 30, 2023 and 2022

Climate Solutions year-to-date net sales increased $47.3 million, or 9 percent, from the same period last year, primarily due to higher sales volume and a $7.4 million favorable impact of foreign currency exchange rates.  Compared with the same period in the prior year, sales of data center cooling products increased $80.2 million.  Sales of heat transfer and HVAC & refrigeration products decreased $29.3 million and $3.3 million, respectively.

Climate Solutions year-to-date cost of sales increased $14.2 million, or 4 percent, from the same period last year, primarily due to higher sales volume, a $5.5 million unfavorable impact of foreign currency exchanges rates, and higher warranty expenses and labor and inflationary costs.  These increases were partially offset by lower raw material prices, which decreased approximately $14.0 million and improved operating efficiencies.  As a percentage of sales, cost of sales decreased 420 basis points to 74.3 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $33.1 million and gross margin improved 420 basis points to 25.7 percent.

Climate Solutions year-to-date SG&A expenses increased $3.9 million, yet decreased 10 basis points as a percentage of sales.  The increase in SG&A expenses includes higher compensation-related expenses and increases across other general and administrative expenses.

Restructuring expenses totaled $0.3 million during both the first six months of fiscal 2024 and 2023.  The fiscal 2024 expenses consist of equipment transfer and severance expenses.  The fiscal 2023 expenses primarily relate to closure costs associated with a previously-leased facility.

Operating income of $88.9 million during the first six months of fiscal 2024 increased $29.2 million from the same period last year, primarily due to higher gross profit.

Performance Technologies

	Three months ended September 30,				Six months ended September 30,
	2023		2022		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$351.7	100.0%	$330.0	100.0%	$710.6	100.0%	$634.3	100.0%
Cost of sales	288.9	82.2%	290.8	88.1%	589.2	82.9%	562.1	88.6%
Gross profit	62.8	17.8%	39.2	11.9%	121.4	17.1%	72.2	11.4%
Selling, general and administrative expenses	29.0	8.2%	22.6	6.9%	55.6	7.8%	46.7	7.4%
Restructuring expenses	0.2	-	0.3	0.1%	0.2	-	1.8	0.3%
Operating income	$33.6	9.6%	$16.3	4.9%	$65.6	9.2%	$23.7	3.7%

Comparison of Three Months ended September 30, 2023 and 2022

Performance Technologies net sales increased $21.7 million, or 7 percent, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to favorable commercial pricing and an $8.0 million favorable impact of foreign currency exchange rates.  These increases were partially offset by lower sales volume.  Compared with the second quarter of the prior year, sales of advanced solutions, liquid-cooled and air-cooled products increased $10.3 million, $7.4 million, and $4.0 million, respectively.

Performance Technologies cost of sales decreased $1.9 million, or 1 percent, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to lower raw material prices, which decreased approximately $8.0 million and lower sales volume.  These decreases were partially offset by a $6.7 million unfavorable impact of foreign currency exchange rates and higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 590 basis points to 82.2 percent, primarily due to the favorable impact of higher sales, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $23.6 million and gross margin improved 590 basis points to 17.8 percent.

SG&A expenses increased $6.4 million, or 28 percent, compared with the second quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 130 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $3.0 million, higher product development costs and increases across other general and administrative expenses.

Restructuring expenses decreased $0.1 million compared with the second quarter of fiscal 2023, primarily due to lower equipment transfer costs.

Operating income of $33.6 million increased $17.3 million from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months ended September 30, 2023 and 2022

Performance Technologies year-to-date net sales increased $76.3 million, or 12 percent, from the same period last year, primarily due to favorable commercial pricing, higher sales volume, and a $7.8 million favorable impact of foreign currency exchange rates.  Compared with the same period in the prior year, sales of liquid-cooled, air-cooled, and advanced solutions products increased $31.2 million, $23.7 million, and $20.6 million, respectively.

Performance Technologies year-to-date cost of sales increased $27.1 million, or 5 percent, from the same period last year, primarily due to higher sales volume, higher labor and inflationary costs and a $6.7 million unfavorable impact of foreign currency exchange rates.  These increases were partially offset by lower raw material prices, which decreased approximately $14.0 million.  As a percentage of sales, cost of sales decreased 570 basis points to 82.9 percent, primarily due to the favorable impact of higher sales, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $49.2 million and gross margin improved 570 basis points to 17.1 percent.

Performance Technologies year-to-date SG&A expenses increased $8.9 million, or 19 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses increased by 40 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses and increases across other general and administrative expenses.

Restructuring expenses during the first six months of fiscal 2024 decreased $1.6 million compared with the same period last year, primarily due to lower severance expenses.

Operating income of $65.6 million during the first six months of fiscal 2024 increased $41.9 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2023 of $120.2 million, and available borrowing capacity of $269.4 million under our revolving credit facility.  Given our extensive international operations, approximately $71.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended September 30, 2023 was $110.8 million, which represents a $54.7 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings, partially offset by unfavorable net changes in working capital, as compared with the same period in the prior year.  The unfavorable changes in working capital include higher payments for incentive compensation, as compared with the same period in the prior year.

Capital Expenditures
Capital expenditures of $26.2 million during the first six months of fiscal 2024 increased $3.2 million compared with the same period in the prior year.  The fiscal 2024 capital expenditures include investments supporting our strategic growth initiatives across several of our business units.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2023, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2024 and beyond.

Share Repurchase Program
During the first six months of fiscal 2024, we repurchased $9.0 million of our common stock.  As of September 30, 2023, we had $36.4 million of share repurchase authorization remaining under the current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market Risks:

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, supply chain challenges, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and military conflicts, including the current conflicts in Ukraine and in the Middle East;

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

•
The overall health of and price-reduction pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers, including impacts associated with the recent United Auto Workers union strikes;

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

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with divested businesses.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 – July 31, 2023	_______	_______	_______	$45,372,391

August 1 – August 31, 2023	1,222 (b)	$45.91	_______	$45,372,391

September 1 – September 30, 2023	200,000 (c)	$45.01	200,000	$36,370,398

Total	201,222	$45.02	200,000

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

On August 17, 2023, Michael B. Lucareli, Executive Vice President and Chief Financial Officer of the Company, adopted a Stock Sale Plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.  The Plan provides for the sale of up to 80,000 shares of Modine common stock during the period beginning on November 20, 2023 and ending on May 20, 2024, subject to a formula and other terms and conditions set forth in the Plan.

No other director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2023.

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

Date: November 2, 2023

*	Executing as both the principal financial officer and a duly authorized officer of the Company