Form 10-Q
period 2023-12-31
MODINE MANUFACTURING CO
filed 2024-01-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,207,750 at January 26, 2024.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2023 and 2022
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net sales	$561.4	$560.0	$1,804.3	$1,679.8
Cost of sales	434.1	462.4	1,414.0	1,402.6
Gross profit	127.3	97.6	390.3	277.2
Selling, general and administrative expenses	68.0	58.0	198.3	173.1
Restructuring expenses	1.6	0.1	2.1	2.2
Gain on sale of assets	(4.0)	-	(4.0)	-
Operating income	61.7	39.5	193.9	101.9
Interest expense	(5.8)	(5.9)	(17.8)	(14.7)
Other expense – net	(0.5)	(0.4)	(1.0)	(4.1)
Earnings before income taxes	55.4	33.2	175.1	83.1
Provision for income taxes	(10.3)	(8.5)	(37.8)	(19.8)
Net earnings	45.1	24.7	137.3	63.3
Net earnings attributable to noncontrolling interest	(0.7)	(0.2)	(1.6)	(0.1)
Net earnings attributable to Modine	$44.4	$24.5	$135.7	$63.2

Net earnings per share attributable to Modine shareholders:
Basic	$0.85	$0.47	$2.59	$1.21
Diluted	$0.83	$0.46	$2.55	$1.20

Weighted-average shares outstanding:
Basic	52.3	52.3	52.4	52.2
Diluted	53.2	52.9	53.2	52.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2023 and 2022
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net earnings	$45.1	$24.7	$137.3	$63.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	19.4	23.1	5.9	(24.7)
Defined benefit plans, net of income taxes of $0.3, $0, $0.8 and $0 million	0.1	1.3	1.7	4.0
Cash flow hedges, net of income taxes of $0.2, $0.2, ($0.1) and $0.2 million	0.5	1.5	(0.4)	(0.1)
Total other comprehensive income (loss)	20.0	25.9	7.2	(20.8)

Comprehensive income (loss)	65.1	50.6	144.5	42.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	(0.8)	(1.5)	0.2
Comprehensive income (loss) attributable to Modine	$64.3	$49.8	$143.0	$42.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and March 31, 2023
(In millions, except per share amounts)
(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$149.7	$67.1
Trade accounts receivable – net	364.4	398.0
Inventories	341.3	324.9
Other current assets	62.8	56.4
Total current assets	918.2	846.4
Property, plant and equipment – net	317.3	314.5
Intangible assets – net	78.4	81.1
Goodwill	166.7	165.6
Deferred income taxes	78.1	83.7
Other noncurrent assets	92.7	74.6
Total assets	$1,651.4	$1,565.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$-	$3.7
Long-term debt – current portion	19.7	19.7
Accounts payable	255.3	332.8
Accrued compensation and employee benefits	79.6	89.8
Other current liabilities	120.9	61.1
Total current liabilities	475.5	507.1
Long-term debt	313.5	329.3
Deferred income taxes	5.8	4.8
Pensions	31.0	40.2
Other noncurrent liabilities	90.4	84.9
Total liabilities	916.2	966.3
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 55.9 million and 55.4 million shares	35.0	34.6
Additional paid-in capital	279.6	270.8
Retained earnings	633.2	497.5
Accumulated other comprehensive loss	(153.8)	(161.1)
Treasury stock, at cost, 3.7 million and 3.3 million shares	(66.6)	(49.0)
Total Modine shareholders’ equity	727.4	592.8
Noncontrolling interest	7.8	6.8
Total equity	735.2	599.6
Total liabilities and equity	$1,651.4	$1,565.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2023 and 2022
(In millions)
(Unaudited)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$137.3	$63.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41.1	40.7
Gain on sale of assets	(4.0)	-
Stock-based compensation expense	7.7	5.0
Deferred income taxes	4.7	(0.9)
Other – net	4.7	4.0
Changes in operating assets and liabilities:
Trade accounts receivable	26.9	5.4
Inventories	(18.5)	(40.0)
Accounts payable	(67.8)	(9.3)
Other assets and liabilities	42.9	(0.3)
Net cash provided by operating activities	175.0	67.9

Cash flows from investing activities:
Expenditures for property, plant and equipment	(43.8)	(35.2)
Payments for business acquisition	(4.8)	-
Proceeds from (payments for) disposition of assets	(0.6)	0.1
Other – net	(5.3)	(0.1)
Net cash used for investing activities	(54.5)	(35.2)

Cash flows from financing activities:
Borrowings of debt	176.6	233.8
Repayments of debt	(193.6)	(226.4)
Borrowings (repayments) on bank overdraft facilities – net	(3.7)	4.6
Purchases of treasury stock under share repurchase program	(13.3)	(4.7)
Dividend paid to noncontrolling interest	(0.5)	(0.6)
Other – net	(2.9)	0.7
Net cash (used for) provided by financing activities	(37.4)	7.4

Effect of exchange rate changes on cash	0.9	(3.1)
Net increase in cash, cash equivalents, and restricted cash	84.0	37.0

Cash, cash equivalents and restricted cash – beginning of period	67.2	45.4
Cash, cash equivalents and restricted cash – end of period	$151.2	$82.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended December 31, 2023 and 2022
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	-	-	-	44.8	-	-	0.5	45.3
Other comprehensive loss	-	-	-	-	(0.5)	-	(0.2)	(0.7)
Stock options and awards	0.2	0.1	0.4	-	-	-	-	0.5
Purchase of treasury stock	-	-	-	-	-	(1.2)	-	(1.2)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Balance, June 30, 2023	55.6	$34.7	$272.7	$542.3	$(161.6)	$(50.2)	$6.6	$644.5
Net earnings	-	-	-	46.5	-	-	0.4	46.9
Other comprehensive loss	-	-	-	-	(12.1)	-	-	(12.1)
Stock options and awards	0.1	0.1	0.6	-	-	-	-	0.7
Purchase of treasury stock	-	-	-	-	-	(9.1)	-	(9.1)
Stock-based compensation expense	-	-	3.1	-	-	-	-	3.1
Balance, September 30, 2023	55.7	$34.8	$276.4	$588.8	$(173.7)	$(59.3)	$7.0	$674.0
Net earnings	-	-	-	44.4	-	-	0.7	45.1
Other comprehensive income	-	-	-	-	19.9	-	0.1	20.0
Stock options and awards	0.2	0.2	0.1	-	-	-	-	0.3
Purchase of treasury stock	-	-	-	-	-	(7.3)	-	(7.3)
Stock-based compensation expense	-	-	3.1	-	-	-	-	3.1
Balance, December 31, 2023	55.9	$35.0	$279.6	$633.2	$(153.8)	$(66.6)	$7.8	$735.2

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	-	-	-	14.3	-	-	-	14.3
Other comprehensive loss	-	-	-	-	(23.8)	-	(0.4)	(24.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation expense	-	-	1.1	-	-	-	-	1.1
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, June 30, 2022	54.9	$34.3	$262.7	$358.7	$(173.3)	$(41.7)	$6.4	$447.1
Net earnings (loss)	-	-	-	24.4	-	-	(0.1)	24.3
Other comprehensive loss	-	-	-	-	(22.0)	-	(0.5)	(22.5)
Stock options and awards	0.2	0.1	0.9	-	-	-	-	1.0
Purchase of treasury stock	-	-	-	-	-	(1.6)	-	(1.6)
Stock-based compensation expense	-	-	2.4	-	-	-	-	2.4
Balance, September 30, 2022	55.1	$34.4	$266.0	$383.1	$(195.3)	$(43.3)	$5.8	$450.7
Net earnings	-	-	-	24.5	-	-	0.2	24.7
Other comprehensive income	-	-	-	-	25.3	-	0.6	25.9
Stock options and awards	0.2	0.2	1.3	-	-	-	-	1.5
Purchase of treasury stock	-	-	-	-	-	(2.8)	-	(2.8)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Balance, December 31, 2022	55.3	$34.6	$268.8	$407.6	$(170.0)	$(46.1)	$6.6	$501.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2024 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution.  The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice.  The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program.  The Company is not party to the arrangements between the participating suppliers and the financial institution.  Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days.  The outstanding obligations under this program, included within accounts payable in the consolidated balance sheets, totaled $16.1 million and $21.2 million at December 31, 2023 and March 31, 2023, respectively.

Segment reporting disclosures
In November 2023, the FASB issued new disclosure guidance for reportable segments.  The new guidance will require disclosure of significant segment expenses, which are expenses that are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”) and (iii) included in the reported measure of segment profit or loss.  In addition, the new guidance will require companies to disclose the title and position of their CODM and expand interim disclosures to include the majority of the annual segment disclosures.  The definition of and method for determining reportable segments is unchanged.  The new disclosure requirements will become effective for the Company’s fiscal 2025 annual financial statements. The Company is currently evaluating potential impacts of the new disclosure requirements, but does not expect the guidance will have a material impact on its consolidated financial statements.

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

For the December 31, 2023 condensed consolidated financial statements, the Company has allocated the purchase price to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  The Company engaged a third-party valuation specialist to assist in determining the fair value of the acquired intangible assets.  The valuation analysis considered the expected future cash flows of the acquired business.  The Company recorded $2.9 million of intangible assets, including customer relationship and acquired technology assets.  The Company is amortizing the acquired intangible assets using a weighted-average life of approximately ten years.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $1.0 million, which is deductible for income tax purposes.

The Company’s allocation of the purchase price for its acquisition of Napps was as follows:

Trade accounts receivable	$1.2
Inventories	1.3
Property, plant and equipment and other assets	0.1
Intangible assets	2.9
Goodwill	1.0
Accounts payable and other liabilities	(0.7)
Purchase price	$5.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Disposition of two coatings facilities
On September 19, 2023, the Company sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  The Company’s other coatings businesses continue to own and license its spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, the Company reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, the net sales of these two businesses totaled $6.4 million.  As a result of this transaction, the Company wrote-off $0.7 million of goodwill attributable to the disposed businesses and recorded a gain on sale of less than $0.1 million during the second quarter of fiscal 2024.

Disposition of three Germany automotive businesses
On October 31, 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P.  The Company expects that the sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, will support its strategic prioritization of resources towards higher-margin technologies.  The Company determined the disposal group did not qualify as a discontinued operation for reporting purposes under U.S. GAAP.  As part of its evaluation, the Company considered anticipated future sales in Europe to automotive and other vehicular customers with similar product offerings and using similar heat-transfer technology within the Performance Technologies segment.

The net transaction price for the sale of the disposal group was less than $1.0 million.  As a result of the sale, the Company recorded a $4.0 million gain on sale during the third quarter of fiscal 2024, primarily driven by the net liability position of the disposal group at the time of sale.  In addition, the gain on sale includes the write-off of $0.6 million of net actuarial gains related to the disposal group’s pension plans.  The Company reported the $4.0 million gain on the gain on sale of assets line within the consolidated statement of operations.

Prior to the disposition, the Company reported the financial results of the disposal group within its Performance Technologies segment.  Net sales of the disposal group included within the Company’s consolidated statements of operations for the first nine months of fiscal 2024 and 2023 totaled $54.2 million and $54.8 million, respectively.

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

	Three months ended December 31, 2023			Three months ended December 31, 2022
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$90.0	$-	$90.0	$113.7	$-	$113.7
HVAC & refrigeration	92.0	-	92.0	89.8	-	89.8
Data center cooling	60.5	-	60.5	45.1	-	45.1
Air-cooled	-	162.0	162.0	-	158.9	158.9
Liquid-cooled	-	112.1	112.1	-	117.3	117.3
Advanced solutions	-	44.8	44.8	-	35.2	35.2
Inter-segment sales	-	4.1	4.1	-	6.4	6.4
Net sales	$242.5	$323.0	$565.5	$248.6	$317.8	$566.4

Geographic location:
Americas	$145.2	$184.9	$330.1	$148.5	$167.2	$315.7
Europe	89.1	89.9	179.0	94.4	97.6	192.0
Asia	8.2	48.2	56.4	5.7	53.0	58.7
Net sales	$242.5	$323.0	$565.5	$248.6	$317.8	$566.4

Timing of revenue recognition:
Products transferred at a point in time	$233.0	$309.4	$542.4	$233.3	$301.0	$534.3
Products transferred over time	9.5	13.6	23.1	15.3	16.8	32.1
Net sales	$242.5	$323.0	$565.5	$248.6	$317.8	$566.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Nine months ended December 31, 2023			Nine months ended December 31, 2022
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$321.7	$-	$321.7	$374.7	$-	$374.7
HVAC & refrigeration	260.9	-	260.9	262.0	-	262.0
Data center cooling	207.5	-	207.5	111.9	-	111.9
Air-cooled	-	508.0	508.0	-	481.2	481.2
Liquid-cooled	-	373.2	373.2	-	347.2	347.2
Advanced solutions	-	133.0	133.0	-	102.8	102.8
Inter-segment sales	-	19.4	19.4	0.3	20.9	21.2
Net sales	$790.1	$1,033.6	$1,823.7	$748.9	$952.1	$1,701.0

Geographic location:
Americas	$450.0	$559.8	$1,009.8	$444.2	$514.3	$958.5
Europe	319.4	326.3	645.7	284.3	285.0	569.3
Asia	20.7	147.5	168.2	20.4	152.8	173.2
Net sales	$790.1	$1,033.6	$1,823.7	$748.9	$952.1	$1,701.0

Timing of revenue recognition:
Products transferred at a point in time	$761.8	$986.0	$1,747.8	$707.1	$892.6	$1,599.7
Products transferred over time	28.3	47.6	75.9	41.8	59.5	101.3
Net sales	$790.1	$1,033.6	$1,823.7	$748.9	$952.1	$1,701.0

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2023	March 31, 2023
Contract assets	$14.7	$19.3
Contract liabilities	79.2	21.5

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $4.6 million decrease in contract assets during the first nine months of fiscal 2024 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of customer deposits and other payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling.  The $57.7 million increase in contract liabilities during the first nine months of fiscal 2024 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations, largely associated with contracts with long inventory lead times.

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

Note 5: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Service cost	$-	$0.1	$0.1	$0.2
Interest cost	2.3	2.0	7.1	6.0
Expected return on plan assets	(2.5)	(2.9)	(7.7)	(8.7)
Amortization of unrecognized net loss	1.1	1.4	3.4	4.3
Net periodic benefit cost	$0.9	$0.6	$2.9	$1.8

The Company’s funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations. In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company did not make cash contributions to its U.S. pension plans during the first nine months of fiscal 2024. The Company expects to contribute $0.9 million to its U.S. pension plans during the fourth quarter of fiscal 2024.

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

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $3.1 million and $1.5 million for the three months ended December 31, 2023 and 2022, respectively. The Company recognized stock-based compensation expense of $7.7 million and $5.0 million for the nine months ended December 31, 2023 and 2022, respectively.

During the first nine months of fiscal 2024, the Company granted performance-based stock awards and restricted stock awards.  The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2026.

During the first nine months of fiscal 2023, the Company granted restricted stock awards, stock options, and performance cash awards.

The weighted-average fair value of stock-based compensation awards granted during the nine months ended December 31, 2023 and 2022 were as follows:

	Nine months ended December 31,
	2023		2022
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.3	$27.52	-	-
Restricted stock awards	0.2	$37.59	0.5	$13.49
Stock options	-	-	0.2	$6.99

As of December 31, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Performance stock awards	$12.2	2.2
Restricted stock awards	8.6	1.7
Stock options	1.3	1.4
Total	$22.1	2.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 7: Restructuring Activities

During the first nine months of fiscal 2024, restructuring and repositioning expenses primarily consisted of equipment transfer costs and severance expenses in the Climate Solutions and Performance Technologies segments.  These restructuring activities are part of the Company’s transformational initiatives supported by 80/20 principles and include product line transfers intended to achieve production efficiency improvements in its manufacturing facilities and targeted headcount reductions in Europe and Asia.

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

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Employee severance and related benefits	$0.7	$-	$0.8	$1.4
Other restructuring and repositioning expenses	0.9	0.1	1.3	0.8
Total	$1.6	$0.1	$2.1	$2.2

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Three months ended December 31,
	2023	2022
Beginning balance	$3.2	$12.9
Additions	0.7	-
Payments	(1.0)	(1.9)
Effect of exchange rate changes	0.1	1.2
Ending balance	$3.0	$12.2

	Nine months ended December 31,
	2023	2022
Beginning balance	$10.6	$20.2
Additions	0.8	1.4
Payments	(5.9)	(8.6)
Disposition of businesses (a)	(2.5)	-
Effect of exchange rate changes	-	(0.8)
Ending balance	$3.0	$12.2

(a)
The Company sold three automotive businesses based in Germany during the third quarter of fiscal 2024.  Prior to the sale, the Company reclassified the severance liability related to these businesses as held for sale on the September 30, 2023 consolidated balance sheet.  See Note 2 for additional information regarding the sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Interest income	$1.4	$0.3	$3.1	$0.7
Foreign currency transactions (a)	(1.1)	(0.3)	(1.6)	(3.4)
Net periodic benefit cost (b)	(0.8)	(0.4)	(2.5)	(1.4)
Total expense – net	$(0.5)	$(0.4)	$(1.0)	$(4.1)

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

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2023 and 2022 was 18.6 percent and 25.6 percent, respectively. The Company’s effective tax rate for the nine months ended December 31, 2023 and 2022 was 21.6 percent and 23.8 percent, respectively. The effective tax rates for fiscal 2024 are lower than the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings. The effective tax rates for the fiscal 2024 periods were also favorably impacted by a $3.1 million tax benefit related to the sale of three automotive businesses based in Germany during the third quarter. See Note 2 for additional information regarding the sale. In addition, the effective tax rate for the first nine months of fiscal 2024 was favorably impacted by the release of a $1.8 million unrecognized tax benefit during the second quarter, due to a lapse in statute of limitations.
The Company records valuation allowances against its net deferred tax assets to the extent it determines it is more likely than not that such assets will not be realized in the future.  Each quarter, the Company evaluates the probability that its deferred tax assets will be realized and determines whether valuation allowances or adjustments thereto are needed.  This determination involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  In addition, the Company considers the duration of statutory carryforward periods and historical financial results.
At December 31, 2023, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $38.4 million and $16.3 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Net earnings attributable to Modine	$44.4	$24.5	$135.7	$63.2

Weighted-average shares outstanding – basic	52.3	52.3	52.4	52.2
Effect of dilutive securities	0.9	0.6	0.8	0.5
Weighted-average shares outstanding – diluted	53.2	52.9	53.2	52.7

Earnings per share:
Net earnings per share – basic	$0.85	$0.47	$2.59	$1.21
Net earnings per share – diluted	$0.83	$0.46	$2.55	$1.20

There were no anti-dilutive securities that impacted the calculation of diluted earnings per share for the three and nine months ended December 31, 2023.

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

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$149.7	$67.1
Restricted cash	1.5	0.1
Total cash, cash equivalents and restricted cash	$151.2	$67.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 12: Inventories

Inventories consisted of the following:

	December 31, 2023	March 31, 2023
Raw materials	$207.7	$218.3
Work in process	55.4	49.9
Finished goods	78.2	56.7
Total inventories	$341.3	$324.9

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2023	March 31, 2023
Land	$16.3	$16.4
Buildings and improvements (10-40 years)	268.4	264.0
Machinery and equipment (3-15 years)	815.7	853.3
Office equipment (3-10 years)	95.1	93.6
Construction in progress	44.4	47.5
	1,239.9	1,274.8
Less: accumulated depreciation	(922.6)	(960.3)
Net property, plant and equipment	$317.3	$314.5

Note 14: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2023 to December 31, 2023.

	Climate Solutions	Performance Technologies	Total
Goodwill, March 31, 2023	$105.7	$59.9	$165.6
Acquisition (disposition) (a)	1.0	(0.7)	0.3
Effect of exchange rate changes	0.7	0.1	0.8
Goodwill, December 31, 2023	$107.4	$59.3	$166.7

(a)	During the second quarter of fiscal 2024, the Company recorded $1.0 million of goodwill in connection with its acquisition of Napps. In addition, the Company wrote-off $0.7 million of goodwill in connection with the sale of two coatings facilities. See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Intangible assets consisted of the following:

	December 31, 2023			March 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$63.3	$(26.4)	$36.9	$60.3	$(23.4)	$36.9
Trade names	50.3	(17.8)	32.5	50.1	(15.9)	34.2
Acquired technology	23.2	(14.2)	9.0	22.6	(12.6)	10.0
Total intangible assets	$136.8	$(58.4)	$78.4	$133.0	$(51.9)	$81.1

During the second quarter of fiscal 2024, the Company recorded customer relationship and acquired technology intangible assets totaling $2.9 million related to the Napps acquisition.  See Note 2 for additional information.

The Company recorded amortization expense of $2.1 million and $2.0 million for the three months ended December 31, 2023 and 2022, respectively. The Company recorded amortization expense of $6.1 million and $6.0 million for the nine months ended December 31, 2023 and 2022, respectively. The Company estimates that it will record approximately $2.0 million of amortization expense during the remainder of fiscal 2024. The Company estimates that it will record approximately $8.0 million of annual amortization expense in fiscal 2025 through 2028 and approximately $7.0 million in fiscal 2029.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2023	2022
Beginning balance	$10.3	$6.2
Warranties recorded at time of sale	1.6	0.9
Adjustments to pre-existing warranties	(0.4)	(0.3)
Settlements	(1.4)	(1.4)
Effect of exchange rate changes	0.3	0.3
Ending balance	$10.4	$5.7

	Nine months ended December 31,
	2023	2022
Beginning balance	$6.9	$6.3
Warranties recorded at time of sale	4.7	4.2
Adjustments to pre-existing warranties	2.7	(0.8)
Settlements	(3.9)	(3.8)
Disposition of businesses (a)	(0.2)	-
Effect of exchange rate changes	0.2	(0.2)
Ending balance	$10.4	$5.7

(a)
The Company sold three automotive businesses based in Germany during the third quarter of fiscal 2024. Prior to the sale, the Company reclassified the warranty liability related to these businesses as held for sale on the September 30, 2023 consolidated balance sheet. See Note 2 for additional information regarding the sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Leases

Lease assets and liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	December 31, 2023	March 31, 2023
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$71.6	$59.1
Finance lease ROU assets (a)	Property, plant and equipment – net	6.8	7.1

Lease Liabilities
Operating lease liabilities	Other current liabilities	$13.0	$11.8
Operating lease liabilities	Other noncurrent liabilities	59.8	48.9
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	2.0	2.3

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $3.6 million and $3.2 million as of December 31, 2023 and March 31, 2023, respectively.

Components of lease expense
The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Operating lease expense (a)	$6.1	$5.2	$17.6	$16.0
Finance lease expense:
Depreciation of ROU assets	0.1	0.1	0.4	0.4
Interest on lease liabilities	-	-	0.1	0.1
Total lease expense	$6.2	$5.3	$18.1	$16.5

(a)
For the three and nine months ended December 31, 2023, operating lease expense included short-term lease expense of $1.4 million and $4.3 million, respectively. For the three and nine months ended December 31, 2022, operating lease expense included short-term lease expense of $1.4 million and $4.2 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2023	March 31, 2023
Term loans	2028	$208.2	$215.7
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	25.0	33.3
Other (a)		2.4	2.7
		335.6	351.7
Less: current portion		(19.7)	(19.7)
Less: unamortized debt issuance costs		(2.4)	(2.7)
Total long-term debt		$313.5	$329.3

(a)	Other long-term debt primarily includes finance lease obligations.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2024	$2.8
2025	19.7
2026	44.8
2027	44.8
2028	198.0
2029 & beyond	25.5
Total	$335.6

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At December 31, 2023, the weighted-average interest rate for the term loans was 6.5 percent.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At December 31, 2023 and March 31,2023, the Company had no outstanding borrowings under either its revolving credit or swingline facilities. As of December 31, 2023, domestic letters of credit totaled $5.6 million and, as a result, available borrowing capacity under the Company’s revolving credit facility was $269.4 million.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $3.7 million at March 31, 2023. There were no short-term borrowings related to these agreements at December 31, 2023.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Indebtedness under the Company’s credit agreement and Senior Note agreements is secured by liens on substantially all domestic assets.  These agreements also require compliance with various covenants that may limit the Company’s ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; and make restricted payments including dividends. In addition, the agreements may require prepayment in the event of certain asset sales.

Financial covenants within its credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA.”)  The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2023, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of December 31, 2023 and March 31, 2023, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $119.0 million and $125.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $18.3 million and $17.6 million as of December 31, 2023 and March 31, 2023, respectively. During the third quarter of fiscal 2024, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2023				Nine months ended December 31, 2023
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(70.8)	$(102.8)	$(0.1)	$(173.7)	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	19.3	-	0.6	19.9	6.0	-	0.2	6.2
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.0	-	1.0	-	3.1	-	3.1
Unrecognized net pension gain in disposed businesses (b)	-	(0.6)	-	(0.6)	-	(0.6)	-	(0.6)
Realized losses (gains) – net (c)	-	-	0.1	0.1	-	-	(0.7)	(0.7)
Income taxes	-	(0.3)	(0.2)	(0.5)	-	(0.8)	0.1	(0.7)
Total other comprehensive income (loss)	19.3	0.1	0.5	19.9	6.0	1.7	(0.4)	7.3

Ending balance	$(51.5)	$(102.7)	$0.4	$(153.8)	$(51.5)	$(102.7)	$0.4	$(153.8)

	Three months ended December 31, 2022				Nine months ended December 31, 2022
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(86.0)	$(108.4)	$(0.9)	$(195.3)	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	22.5	-	1.3	23.8	(24.4)	-	0.1	(24.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	4.0	-	4.0
Realized losses – net (c)	-	-	0.4	0.4	-	-	-	-
Income taxes	-	-	(0.2)	(0.2)	-	-	(0.2)	(0.2)
Total other comprehensive income (loss)	22.5	1.3	1.5	25.3	(24.4)	4.0	(0.1)	(20.5)

Ending balance	$(63.5)	$(107.1)	$0.6	$(170.0)	$(63.5)	$(107.1)	$0.6	$(170.0)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.

(b)
As a result of the sale of three automotive businesses based in Germany, the Company wrote-off $0.6 million of net actuarial gains related to the disposal group’s pension plans.  See Note 2 for additional information regarding the sale.

(c)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 20: Segment Information

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended December 31,
	2023			2022
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$242.5	$-	$242.5	$248.6	$-	$248.6
Performance Technologies	318.9	4.1	323.0	311.4	6.4	317.8
Segment total	561.4	4.1	565.5	560.0	6.4	566.4
Corporate and eliminations	-	(4.1)	(4.1)	-	(6.4)	(6.4)
Net sales	$561.4	$-	$561.4	$560.0	$-	$560.0

	Nine months ended December 31,
	2023			2022
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$790.1	$-	$790.1	$748.6	$0.3	$748.9
Performance Technologies	1,014.2	19.4	1,033.6	931.2	20.9	952.1
Segment total	1,804.3	19.4	1,823.7	1,679.8	21.2	1,701.0
Corporate and eliminations	-	(19.4)	(19.4)	-	(21.2)	(21.2)
Net sales	$1,804.3	$-	$1,804.3	$1,679.8	$-	$1,679.8

	Three months ended December 31,				Nine months ended December 31,
	2023		2022		2023		2022
	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Gross profit:
Climate Solutions	$66.1	27.3%	$54.8	22.0%	$206.9	26.2%	$162.5	21.7%
Performance Technologies	61.0	18.9%	43.0	13.5%	182.4	17.6%	115.2	12.1%
Segment total	127.1	22.5%	97.8	17.3%	389.3	21.3%	277.7	16.3%
Corporate and eliminations	0.2	-	(0.2)	-	1.0	-	(0.5)	-
Gross profit	$127.3	22.7%	$97.6	17.4%	$390.3	21.6%	$277.2	16.5%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Operating income:
Climate Solutions	$38.8	$30.2	$127.7	$89.9
Performance Technologies	31.2	17.4	96.8	41.1
Segment total	70.0	47.6	224.5	131.0
Corporate and eliminations	(8.3)	(8.1)	(30.6)	(29.1)
Operating income	$61.7	$39.5	$193.9	$101.9

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	December 31, 2023	March 31, 2023
Assets:
Climate Solutions	$348.0	$334.8
Performance Technologies	357.7	388.1
Other (a)	945.7	843.0
Total assets	$1,651.4	$1,565.9

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Note 21: Subsequent Events

Purchase of TMGcore, Inc. intellectual property
In January 2024, the Company purchased intellectual property and other specific assets from TMGcore, Inc., a specialist in single- and two-phase liquid immersion cooling technology for data centers. The Company expects to utilize the liquid cooling immersion technology to support its growth strategy of expanding its global data center product offerings. The initial purchase price of the assets was $12.0 million. Additional contingent consideration may be payable to the seller in fiscal 2029. The amount of any additional consideration is dependent upon future financial metrics associated with the acquired technology. At this time, the Company cannot estimate the amount or range of additional consideration that may be payable to the seller in fiscal 2029.

Technical service center restructuring
In January 2024, the Company approved a plan to close a technical service center in Europe. The objective of this restructuring initiative is to optimize the Company’s utilization of its technical service center capacity and realign its cost structure in light of the recent sale of three automotive businesses in Germany.  The Company is targeting to complete the closure during the first half of fiscal 2025. At this time, the Company has not determined the full restructuring plan, however, the Company preliminarily estimates that closure costs will total approximately $8.0 million to $12.0 million. This estimate is subject to change as management completes the restructuring plan. The Company anticipates that severance expenses associated with this restructuring initiative will be recorded during the fourth quarter of fiscal 2024.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2023 was the third quarter of fiscal 2024.

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

Disposition of two coatings facilities
On September 19, 2023, we sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  Our other coatings businesses continue to own and license spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, we reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, net sales of these two businesses totaled $6.4 million.  As a result of this transaction, we recorded a gain on sale of less than $0.1 million during the second quarter of fiscal 2024.

Disposition of Germany automotive businesses
On October 31, 2023, we sold three automotive businesses based in Germany to affiliates of Regent, L.P.  We expect that the sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, will support our strategic prioritization of resources towards higher-margin technologies.  Prior to the disposition, we reported the financial results of these businesses within the Performance Technologies segment.  During the first nine months of fiscal 2024 and 2023, net sales of these three businesses totaled $54.2 million and $54.8 million, respectively.  As a result of the sale, we recorded a $4.0 million gain on sale during the third quarter of fiscal 2024.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information regarding business acquisitions and dispositions.

Third quarter highlights
Net sales in the third quarter of fiscal 2024 increased $1.4 million, or less than 1 percent, from the third quarter of fiscal 2023, primarily due to higher sales in our Performance Technologies segment, partially offset by lower sales in our Climate Solutions segment.  Cost of sales decreased $28.3 million, or 6 percent.  Gross profit increased $29.7 million and gross margin improved 530 basis points to 22.7 percent.  Selling, general and administrative (“SG&A”) expenses increased $10.0 million, primarily due to higher compensation-related expenses.  Operating income of $61.7 million during the third quarter of fiscal 2024 increased $22.2 million from the prior year, primarily due to higher earnings in our operating segments and a $4.0 million gain on sale of the Germany automotive businesses, partially offset by higher SG&A expenses.

Year-to-date highlights
Net sales in the first nine months of fiscal 2024 increased $124.5 million, or 7 percent, from the same period last year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $11.4 million, or 1 percent, from the same period last year, primarily due to higher sales volume.  Gross profit increased $113.1 million and gross margin improved 510 basis points to 21.6 percent.  SG&A expenses increased $25.2 million, primarily due to higher compensation-related expenses.  Operating income of $193.9 million during the first nine months of fiscal 2024 increased $92.0 million from the prior year, primarily due to higher earnings in our operating segments and the gain on sale of the Germany automotive businesses, partially offset by higher SG&A expenses.

Recent events
In January 2024, we purchased intellectual property and other specific assets from TMGcore, Inc., a specialist in single- and two-phase liquid immersion cooling technology for data centers.  We expect to utilize the liquid cooling immersion technology to support our growth strategy of expanding our global data center product offerings.  The initial purchase price of the assets was $12.0 million.  Additional contingent consideration may be payable to the seller in fiscal 2029.  The amount of any additional consideration is dependent upon future financial metrics associated with the acquired technology.  At this time, we cannot estimate the amount or range of additional consideration that may be payable to the seller in fiscal 2029.

Also in January 2024, we approved a plan to close a technical service center in Europe.  The objective of this restructuring initiative is to optimize the utilization of our technical service center capacity and realign our cost structure in light of the recent sale of three automotive businesses in Germany.  We are targeting to complete the closure during the first half of fiscal 2025.  At this time, we have not determined the full restructuring plan, however, we preliminarily estimate that closure costs will total approximately $8.0 million to $12.0 million.  This estimate is subject to change as we complete the restructuring plan.  We anticipate that severance expenses associated with this restructuring initiative will be recorded during the fourth quarter of fiscal 2024.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2023 and 2022:

	Three months ended December 31, 2023				Nine months ended December 31, 2023
	2023		2022		2023		2022
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$561.4	100.0%	$560.0	100.0%	$1,804.3	100.0%	$1,679.8	100.0%
Cost of sales	434.1	77.3%	462.4	82.6%	1,414.0	78.4%	1,402.6	83.5%
Gross profit	127.3	22.7%	97.6	17.4%	390.3	21.6%	277.2	16.5%
Selling, general and administrative expenses	68.0	12.1%	58.0	10.3%	198.3	11.0%	173.1	10.3%
Restructuring expenses	1.6	0.3%	0.1	-	2.1	0.1%	2.2	0.1%
Gain on sale of assets	(4.0)	-0.7%	-	-	(4.0)	-0.2%	-	-
Operating income	61.7	11.0%	39.5	7.1%	193.9	10.7%	101.9	6.1%
Interest expense	(5.8)	-1.0%	(5.9)	-1.1%	(17.8)	-0.9%	(14.7)	-0.9%
Other expense – net	(0.5)	-0.1%	(0.4)	-0.1%	(1.0)	-0.1%	(4.1)	-0.2%
Earnings before income taxes	55.4	9.9%	33.2	5.9%	175.1	9.7%	83.1	4.9%
Provision for income taxes	(10.3)	-1.8%	(8.5)	-1.5%	(37.8)	-2.1%	(19.8)	-1.2%
Net earnings	$45.1	8.0%	$24.7	4.4%	$137.3	7.6%	$63.3	3.8%

Comparison of three months ended December 31, 2023 and 2022

Third quarter net sales of $561.4 million were $1.4 million higher than the third quarter of the prior year, primarily due to favorable commercial pricing and a $10.0 million favorable impact of foreign currency exchange rates.  These increases were partially offset by lower sales volume, including lower sales from three automotive businesses in the Performance Technologies segment, which we sold on October 31, 2023.

Third quarter cost of sales decreased $28.3 million, or 6 percent, primarily due to lower sales volume, improved operating efficiencies, and lower raw material prices, which decreased approximately $5.0 million.  These decreases were partially offset by a $7.6 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 530 basis points to 77.3 percent, primarily due to favorable sales mix, commercial pricing and improved operating efficiencies.

As a result of higher sales and lower cost of sales as a percentage of sales, third quarter gross profit increased $29.7 million and gross margin improved 530 basis points to 22.7 percent.

Third quarter SG&A expenses increased $10.0 million, or 17 percent.  As a percentage of sales, SG&A expenses increased by 180 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $7.0 million, and included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.  In addition, environmental charges related to a previously-closed manufacturing facility in the U.S. increased $0.9 million.

Restructuring expenses increased $1.5 million compared with the third quarter of fiscal 2023, primarily due to higher equipment transfer costs and severance expenses in the Climate Solutions segment.

We sold three automotive businesses based in Germany on October 31, 2023.  As a result of the sale, we recorded a $4.0 million gain on sale at Corporate during the third quarter of fiscal 2024.

Operating income of $61.7 million in the third quarter of fiscal 2024 increased $22.2 million compared with the third quarter of fiscal 2023, primarily due to higher gross profit in our operating segments and the gain on sale of the Germany automotive businesses, partially offset by higher SG&A expenses.

Interest expense during the third quarter of fiscal 2024 decreased $0.1 million compared with the third quarter of fiscal 2023.  Unfavorable changes in interest rates during fiscal 2024, which resulted in higher interest costs, were offset by the absence of $0.7 million of costs recorded as interest expense during the third quarter of fiscal 2023 related to a credit agreement amendment.

The provision for income taxes was $10.3 million and $8.5 million in the third quarter of fiscal 2024 and 2023, respectively.  The $1.8 million increase was primarily due to higher earnings in the current year as compared with the same period in the prior year, partially offset by a $3.1 million tax benefit related to the sale of the Germany automotive businesses during the third quarter of fiscal 2024.

Comparison of nine months ended December 31, 2023 and 2022

Fiscal 2024 year-to-date net sales of $1,804.3 million were $124.5 million, or 7 percent, higher than the same period last year, primarily due to favorable commercial pricing, higher sales volume and a $25.1 million favorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $81.5 million and $41.2 million, respectively.

Fiscal 2024 year-to-date cost of sales of $1,414.0 million increased $11.4 million, or 1 percent, primarily due to higher sales volume, a $19.8 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, higher labor and inflationary costs.  These increases were partially offset by lower raw material prices, which decreased approximately $33.0 million and, to a lesser extent, improved operating efficiencies.  As a percentage of sales, cost of sales decreased 510 basis points to 78.4 percent, primarily due to the favorable impact of higher sales.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $113.1 million and gross margin improved 510 basis points to 21.6 percent.

Fiscal 2024 year-to-date SG&A expenses increased $25.2 million, or 15 percent.  As a percentage of sales, SG&A expenses increased by 70 basis points.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses, which increased approximately $14.0 million, and increases across other general and administrative expenses, such as higher product development costs, professional service fees, and employee travel expenses.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.

Restructuring expenses during the first nine months of fiscal 2024 decreased $0.1 million compared with the same period last year, primarily due to lower severance expenses in the Performance Technologies segment, partially offset by higher severance and equipment transfer expenses in the Climate Solutions segment.

We sold three automotive businesses based in Germany on October 31, 2023.  As a result of the sale, we recorded a $4.0 million gain on sale at Corporate during the third quarter of fiscal 2024.

Operating income of $193.9 million during the first nine months of fiscal 2024 increased $92.0 million compared with the same period last year, primarily due to higher gross profit in our operating segments and the gain on sale of the Germany automotive businesses, partially offset by higher SG&A expenses.

Interest expense during the first nine months of fiscal 2024 increased $3.1 million compared with the same period last year, primarily due to unfavorable changes in interest rates, partially offset by the absence of $0.7 million of costs recorded in the prior year related to a credit agreement amendment.

The provision for income taxes was $37.8 million and $19.8 million during the first nine months of fiscal 2024 and 2023, respectively.  The $18.0 million increase was primarily due to higher earnings in the current year as compared with the same period in the prior year, partially offset by a $3.1 million tax benefit related to the sale of the Germany automotive businesses during the third quarter of fiscal 2024.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2023 and 2022:

Climate Solutions
	Three months ended December 31, 2023				Nine months ended December 31, 2023
	2023		2022		2023		2022
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$242.5	100.0%	$248.6	100.0%	$790.1	100.0%	$748.9	100.0%
Cost of sales	176.4	72.7%	193.8	78.0%	583.2	73.8%	586.4	78.3%
Gross profit	66.1	27.3%	54.8	22.0%	206.9	26.2%	162.5	21.7%
Selling, general and administrative expenses	25.9	10.7%	24.6	9.9%	77.5	9.8%	72.3	9.7%
Restructuring expenses	1.4	0.6%	-	-	1.7	0.2%	0.3	-
Operating income	$38.8	16.0%	$30.2	12.2%	$127.7	16.2%	$89.9	12.0%

Comparison of three months ended December 31, 2023 and 2022

Climate Solutions net sales decreased $6.1 million, or 2 percent, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to lower sales volume, partially offset by a $4.4 million favorable impact of foreign currency exchange rates.  Compared with the third quarter of the prior year, sales of data center cooling products increased $15.4 million, with higher sales to both hyperscale and colocation customers, and sales of HVAC & refrigeration products increased $2.2 million.  Sales of heat transfer products decreased $23.7 million, largely due to market weakness and lower customer demand compared with the prior year and the strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives.

Climate Solutions cost of sales decreased $17.4 million, or 9 percent, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to lower sales volume and improved operating efficiencies.  In addition, raw material prices decreased approximately $2.0 million.  These decreases were partially offset by a $3.1 million unfavorable impact of foreign currency exchange rates and, to a lesser extent higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 530 basis points to 72.7 percent, primarily due to favorable sales mix and improved operating efficiencies.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $11.3 million and gross margin improved 530 basis points to 27.3 percent.

SG&A expenses increased $1.3 million compared with the third quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 80 basis points.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses.

Restructuring expenses totaled $1.4 million during the third quarter of fiscal 2024 and consist of equipment transfer costs and severance expenses related to targeted headcount reductions in Europe and Asia.

Operating income of $38.8 million increased $8.6 million from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to higher gross profit, partially offset by higher restructuring and SG&A expenses.

Comparison of nine months ended December 31, 2023 and 2022

Climate Solutions year-to-date net sales increased $41.2 million, or 6 percent, from the same period last year, primarily due to higher sales volume and an $11.8 million favorable impact of foreign currency exchange rates.  Compared with the same period in the prior year, sales of data center cooling products increased $95.6 million, primarily due to higher sales to both hyperscale and colocation customers.  Sales of heat transfer and HVAC & refrigeration products decreased $53.0 million and $1.1 million, respectively.  The decrease in sales of heat transfer products was largely due to market weakness and lower customer demand compared with the prior year and the impact of the strategic exit from lower-margin business.

Climate Solutions year-to-date cost of sales decreased $3.2 million, or 1 percent, from the same period last year, primarily due to lower raw material prices, which decreased approximately $16.0 million, and improved operating efficiencies.  These decreases were partially offset by increases resulting from higher sales volume, an $8.6 million unfavorable impact of foreign currency exchanges rates, and higher labor and inflationary costs and warranty expenses.  As a percentage of sales, cost of sales decreased 450 basis points to 73.8 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $44.4 million and gross margin improved 450 basis points to 26.2 percent.

Climate Solutions year-to-date SG&A expenses increased $5.2 million.  As a percentage of sales, SG&A expenses increased by 10 basis points.  The increase in SG&A expenses includes higher compensation-related expenses and increases across other general and administrative expenses.

Restructuring expenses increased $1.4 million compared with the first nine months of fiscal 2023.  The fiscal 2024 expenses consist of equipment transfer and severance expenses.  The fiscal 2023 expenses primarily relate to closure costs associated with a previously-leased facility.

Operating income of $127.7 million during the first nine months of fiscal 2024 increased $37.8 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Performance Technologies
	Three months ended December 31, 2023				Nine months ended December 31, 2023
	2023		2022		2023		2022
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$323.0	100.0%	$317.8	100.0%	$1,033.6	100.0%	$952.1	100.0%
Cost of sales	262.0	81.1%	274.8	86.5%	851.2	82.4%	836.9	87.9%
Gross profit	61.0	18.9%	43.0	13.5%	182.4	17.6%	115.2	12.1%
Selling, general and administrative expenses	29.6	9.2%	25.5	8.0%	85.2	8.2%	72.2	7.6%
Restructuring expenses	0.2	-	0.1	-	0.4	-	1.9	0.2%
Operating income	$31.2	9.7%	$17.4	5.5%	$96.8	9.4%	$41.1	4.3%

Comparison of three months ended December 31, 2023 and 2022

Performance Technologies net sales increased $5.2 million, or 2 percent, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to favorable commercial pricing and a $5.6 million favorable impact of foreign currency exchange rates.  These increases were partially offset by lower sales volume, including $10.2 million of lower sales from the three Germany automotive businesses that we sold on October 31, 2023.  Compared with the third quarter of the prior year, sales of advanced solutions, and air-cooled products increased $9.6 million and $3.1 million, respectively.  Sales of liquid-cooled products decreased $5.2 million.

Performance Technologies cost of sales decreased $12.8 million, or 5 percent, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to lower sales volume and, to a lesser extent, lower raw material prices, which decreased approximately $3.0 million.  These decreases were partially offset by a $4.6 million unfavorable impact of foreign currency exchange rates and higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 540 basis points to 81.1 percent, primarily due to favorable commercial pricing, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $18.0 million and gross margin improved 540 basis points to 18.9 percent.

SG&A expenses increased $4.1 million, or 16 percent, compared with the third quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 120 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $3.0 million, and higher product development costs.

Operating income of $31.2 million increased $13.8 million from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of nine months ended December 31, 2023 and 2022

Performance Technologies year-to-date net sales increased $81.5 million, or 9 percent, from the same period last year, primarily due to favorable commercial pricing, a $13.4 million favorable impact of foreign currency exchange rates, and, to a lesser extent, higher sales volume.  Compared with the same period in the prior year, sales of advanced solutions, air-cooled and liquid-cooled products increased $30.2 million, $26.8 million, and $26.0 million, respectively.

Performance Technologies year-to-date cost of sales increased $14.3 million, or 2 percent, from the same period last year, primarily due to higher labor and inflationary costs, an $11.2 million unfavorable impact of foreign currency exchange rates, and higher sales volume.  These increases were partially offset by lower raw material prices, which decreased approximately $17.0 million.  As a percentage of sales, cost of sales decreased 550 basis points to 82.4 percent, primarily due to the favorable impact of higher sales, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $67.2 million and gross margin improved 550 basis points to 17.6 percent.

Performance Technologies year-to-date SG&A expenses increased $13.0 million, or 18 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses increased by 60 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $7.0 million, and increases across other general and administrative expenses.

Restructuring expenses during the first nine months of fiscal 2024 decreased $1.5 million compared with the same period last year, primarily due to lower severance expenses.

Operating income of $96.8 million during the first nine months of fiscal 2024 increased $55.7 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of December 31, 2023 of $149.7 million, and available borrowing capacity of $269.4 million under our revolving credit facility.  Given our extensive international operations, approximately $103.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended December 31, 2023 was $175.0 million, which represents a $107.1 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and, to a lesser extent, favorable net changes in working capital as compared with the same period in the prior year.  The favorable net changes in working capital include an increase in customer deposits received in connection with sales contracts with long inventory lead times.

Capital expenditures
Capital expenditures of $43.8 million during the first nine months of fiscal 2024 increased $8.6 million compared with the same period in the prior year.  The fiscal 2024 capital expenditures include investments supporting our strategic growth initiatives across several of our business units.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2023, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2024 and beyond.

Share repurchase program
During the first nine months of fiscal 2024, we repurchased $13.3 million of our common stock.  As of December 31, 2023, we had $32.1 million of share repurchase authorization remaining under the current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market risks:

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, supply chain challenges, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and military conflicts, including the current conflicts in Ukraine and in the Middle East and the recent attacks on shipping vessels in the Red Sea;

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

•
Our ability to be at the forefront of technological advances in order to differentiate ourselves from our competitors and provide innovative products and services to our customers, and the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling and electric vehicles;

•	Our ability to mitigate increases in labor costs and labor shortages;

•	The impact of public health threats, such as COVID-19, on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and

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

•
The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers, including any lingering impacts associated with the now settled United Auto Workers union strikes;

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

•
Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;

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

Evaluation regarding disclosure controls and procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2023.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31, 2023	56,558 (b)	$43.27	_______	$36,370,398

November 1 – November 30, 2023	100,000 (c)	$43.07	100,000	$32,063,074

December 1 – December 31, 2023	9,683 (b)	$54.24	_______	$32,063,074

Total	166,241	$43.79	100,000

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

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: January 31, 2024

* Executing as both the principal financial officer and a duly authorized officer of the Company