Form 10-K
period 2024-03-31
MODINE MANUFACTURING CO
filed 2024-05-22
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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
Yes ☐    No ☑

Approximately 98 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $2.35 billion based upon the market price of $45.75 per share on September 29, 2023, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,322,085 at May 17, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

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

We sell innovative and environmentally responsible thermal management products and solutions to diversified customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  Our primary customers across the globe include:

−	Developers and operators of data centers;
−	Heating, ventilation and cooling OEMs;
−	Healthcare facility operators and K-12 school systems;
−	Construction architects and contractors;
−	Wholesalers of heating equipment;
−	Agricultural, industrial and construction equipment OEMs;
−	Commercial and industrial equipment OEMs; and
−	Automobile, truck, bus, and specialty vehicle OEMs.

We partner with our customers across industries to provide sustainable systems, services, and components to solve complex heat transfer challenges.  We focus on product design, from raw materials to end-of-life recyclability, to optimize total cost of ownership and reduce negative environmental impacts across the product life cycle.  We anticipate and prepare for change in order to be at the forefront of technological advances and to provide innovative solutions to help our customers meet their sustainability targets and comply with an increasingly stringent regulatory environment.

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine.  Mr. Modine’s “Turbotube” radiators became standard equipment on the famous Ford Motor Company Model T.  In response to frigid Wisconsin winter temperatures and inadequate heating options in the market, A.B. Modine combined a radiator, a fan and steam pipes to construct the first unit heater, marking the start of our heating business.  When he died at the age of 95, A.B. Modine had personally been granted more than 120 U.S. patents for his heat transfer innovations.  The standard of innovation exemplified by A.B. Modine remains the cornerstone of Modine today.

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

Business Strategy and Results

Our strategic priorities align with our purpose of Engineering a Cleaner, Healthier World™ and with our mission of helping our customers improve indoor air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles, and use more environmentally friendly refrigerants.

In fiscal 2024, we continued our strategic transformation.  We first announced our vision for a “new” Modine in late fiscal 2021.  In fiscal 2022, we onboarded seasoned leaders with the requisite experience to drive transformative change, including new segment presidents for our Climate Solutions and Performance Technologies segments.  Since that time, we have simplified and re-segmented our organization, aligning teams, led by general managers, around specific strategies and market-based verticals within our company.  Our new leadership teams have embraced 80/20 principles, which focus on the rule that 80 percent of outputs result from 20 percent of inputs. By applying 80/20 principles through data analytics to identify these valuable inputs, and instilling the mindset of prioritizing the factors that drive the best results, our teams have created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes.  For example, we are focused on growth opportunities for our Data Center Cooling and Indoor Air Quality businesses and are expanding our product portfolio in order to provide our customers with data center cooling and ventilation solutions for years to come.  In the second quarter of fiscal 2024, we acquired substantially all of the assets of Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, which expanded our indoor air quality product portfolio.  Additionally, during the fourth quarter of fiscal 2024, we acquired Scott Springfield Mfg. Inc (“Scott Springfield Manufacturing”), a leading manufacturer of air handling units serving the data center cooling and indoor air quality markets in the U.S. and Canada, and also purchased liquid immersion cooling technology from TMGcore, Inc.  We also recently purchased a new manufacturing site in the U.K., with plans to expand our production capacity in fiscal 2025 to support our data center customers.  Simultaneously, we are rapidly growing our Advanced Solutions business, which provides systems and solutions for zero-emission and hybrid vehicles in the commercial vehicle and off-highway machine markets.  Through our initiatives founded on 80/20 principles, we have achieved significant improvements in our profit margins since we started our transformational journey. Our teams are invigorated by the significant accomplishments and improvements to financial results that we have achieved thus far and are committed to executing on our transformational strategy in fiscal 2025.

During fiscal 2024, our consolidated net sales were $2.4 billion, a 5 percent increase from $2.3 billion in fiscal 2023.  Sales increased in both our Performance Technologies and Climate Solutions segments.  Our operating income of $241 million in fiscal 2024 increased $91 million from the prior year, primarily due to higher gross profit.

Our top five customers are in the commercial vehicle, off-highway machine, data center and automotive and light vehicle markets and our ten largest customers accounted for 40 percent of our fiscal 2024 sales.

Product Groups

We partner with our customers across multiple industries to provide sustainable solutions for a wide range of applications.  The following is a summary of our primary product groups, categorized as a percentage of our net sales:

	Fiscal 2024	Fiscal 2023
Air-cooled	28%	28%
Liquid-cooled	21%	21%
Heat transfer	18%	22%
HVAC&R	14%	15%
Data center cooling	12%	8%
Advanced solutions	7%	6%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R solutions, some of which are divisions of larger companies.  The markets for our products continue to be very dynamic.  For example, the expansion of electric vehicle demand has created opportunities to work with our existing OEM customers, as well as emergent customers focused on zero-emission products.  Our data center customers are expanding globally and are requiring new technologies, driving us to invest in geographic and capacity expansion and to expand our product portfolio to meet their needs.  Additionally, our global power generation customers, driven by new data center construction and demand for backup power for critical infrastructure, such as hospitals, mining and airports, are looking for new technologies and global manufacturing capacity to meet their growth demands.  Our HVAC&R OEM customers are faced with significant international competition and maintain global manufacturing footprints to compete in local markets.  In addition, consolidation within the supply base and vertical integration have introduced new or restructured competitors to our markets.  We are investing in geographic and capacity expansion to meet these customer needs, particularly as we experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs and tax rates.  Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

Business Segments

Our chief operating decision maker (“CODM”) reviews the separate financial results for each of our operating segments.  The CODM utilizes the financial results to evaluate the performance of each business segment and in making decisions on the allocation of resources.  See Note 22 of the Notes to Consolidated Financial Statements for segment financial information.

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar HVAC&R markets and customers.  We expect that unifying these complimentary businesses will allow us to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.

Climate Solutions Segment

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications.  The Climate Solutions segment sells heat transfer products, HVAC&R products, and data center cooling solutions.

The Climate Solutions segment has strategically aligned its teams around three primary market-based verticals: i) Heat Transfer Products; ii) HVAC&R and iii) Data Center Cooling.

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

In fiscal 2024, the primary HVAC&R markets served by the heat transfer products business were relatively flat.  After European regulatory changes and delays in fiscal 2024, we expect stronger growth in the residential heat pump and data center cooling markets in the second half of fiscal 2025.  In addition, we expect the commercial and residential markets to experience modest growth.  Trends influencing our primary markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets.  Demand for more efficient HVAC&R systems in buildings and processes is driven by more stringent energy efficiency regulations.  In addition, the adoption of heat pump technology is expected to contribute to market growth.

HVAC&R
The HVAC&R business provides a wide array of solutions to heating; indoor air quality; commercial and industrial refrigeration; and industrial power generation, conversion, and transmission and industrial process markets in North America, Europe, the Middle East and Africa (“EMEA”), and China.

Heating products, primarily sold to the North American residential and commercial heating markets, include unit heaters (gas-fired, hydronic, electric and oil-fired); roof-mounted direct- and indirect-fired makeup air units; duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); and perimeter heating products (cabinet unit heaters and convectors).  The primary customers for these heating products are HVAC wholesalers, installers, and end users in a variety of residential, commercial and industrial applications, including residential garages, warehousing, manufacturing, and greenhouses.  In fiscal 2024, the North American residential and commercial heating markets experienced moderate declines. The general weakness in the heating markets was caused, in part, by another relatively mild winter.  In addition, the markets were negatively impacted by distributors reducing previously elevated inventory stock levels.  We expect the North American heating markets will experience modest growth in fiscal 2025.  Longer term, we anticipate that increasing demands for energy efficiency as well as decarbonization and lower emission initiatives and regulations will impact the North American heating markets.

Indoor air quality products, primarily sold to the North American school and commercial HVAC markets, include single packaged unit ventilators; modular chillers; air handler units, condensing units; and ceiling cassettes. Customers for these indoor air quality products include mechanical contractors, HVAC wholesalers, installers, and end users in a variety of commercial and industrial applications, primarily connected to the North American education system.  In fiscal 2024, the North American school and commercial HVAC markets experienced strong growth, largely driven by available federal and local government funding for ventilation improvements for schools.  We expect the federal funds available for schools to upgrade facilities, including their HVAC systems, will drive continued strong market growth in fiscal 2025.

Refrigeration products, primarily sold to the commercial and industrial refrigeration markets in EMEA, China, and North America, include evaporator unit coolers, remote condensers, fluid coolers, gas coolers, and dry and brine coolers.  Customers for these coolers and refrigeration products primarily include wholesalers, distributors and resellers, commercial and industrial OEMs, as well as contractors and end users in a variety of commercial and industrial applications, including supermarkets, refrigerated warehouses, logistic centers, cold rooms, precision and industrial cooling, hospitality, hotels, and restaurants.  In fiscal 2024, the commercial and industrial refrigeration markets experienced modest growth.  We expect moderate growth in the global refrigeration markets in fiscal 2025, driven by improving standards of living in emerging countries, as well as more stringent energy efficiency regulations in Europe and North America, partially offset by anticipated investment delays in connection with general market and economic uncertainties.  Regulations focused on eliminating fluorinated gases, which are man-made gases that contribute to the global greenhouse effect, have shifted investments from synthetic to natural gas, including carbon dioxide cooling solutions, and are driving growth in mature markets in Europe and North America.

In addition, the HVAC&R business sells motor and generator cooling coils, transformer oil coolers, radiators, dryers and industrial heat exchangers to the industrial power generation, conversion, and transmission and industrial process markets in EMEA, China, and North America.  Customers for these products primarily include industrial OEMs as well as contractors and end users in industrial applications and for capital projects within the pulp and paper industry.  In fiscal 2024, the pulp and paper sector experienced strong growth and demand for industrial power and process products also improved.  We expect these markets overall will be stable in fiscal 2025, with an increase in demand for transformer oil cooler products, driven by higher electricity demands, and modest demand growth in the pulp and paper sector.

Data Center Cooling
The Data Center Cooling business provides sustainable cooling solutions for data center markets in North America, EMEA, and Asia, including complete system design, controls, maintenance and monitoring.  We provide data center cooling solutions that feature low global warming potential refrigerants, free cooling technology, and lower water consumption, enabling our customers and end-users to meet their environmental and sustainability goals.  Data center products consist of IT cooling solutions, including precision air conditioning units for data center applications; computer room air conditioning (“CRAC”) and computer room air handler (“CRAH”) units; hybrid fan coils; fan walls; chillers; condensers; condensing units; and liquid cooling solutions for high-density computing.  In addition, our data center business sells replacement parts, maintenance service and control solutions for existing equipment and new building management controls and systems.  This business serves data center management customers, including large colocation, cloud service providers and hyperscale customers, as well as customers in the commercial and industrial sectors such as telecommunications, healthcare and commercial real estate.

In fiscal 2024, the data center cooling markets that we serve experienced another year of strong growth.  We expect continued strong growth in these markets in fiscal 2025, driven by the increasing reliance on digital technologies, specifically colocation and cloud usage.  Market demand for data usage and storage continues to rise, driven by the increased use of IoT (Internet of Things) technology, which connects various devices through the internet, artificial intelligence and machine learning, smart phones, and digital transformation trends.  In addition, artificial intelligence, machine learning, and other trends are driving increased high performance computing, which increases heat loads and the need for high-density cooling solutions such as liquid cooling.  Digital transformation trends driving market demand include employers offering remote work arrangements, an increased focus on the digital customer experience, as more transactions and customer interactions are taking place virtually through websites and mobile applications, and the increasing use of 5G technology and its application across global enterprise opportunities, particularly in the healthcare, manufacturing, and energy sectors.

Performance Technologies Segment

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical energy for a variety of end market applications.  The segment also provides solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications.  In light of increasingly stringent government regulations, the Performance Technologies segment designs and manufactures products and solutions using air-cooled and liquid-cooled technology for vehicular, stationary power, and industrial applications.  In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and off-highway customers and coating products and application services.

The Performance Technologies segment has strategically aligned its teams around three primary market-based verticals: i) Air-Cooled Applications; ii) Liquid-Cooled Applications, and iii) Advanced Solutions.

Air-Cooled Applications
The Air-Cooled Applications business provides air-cooled heat exchangers and modules for vehicular, mission critical stationary power, and industrial applications.  This business primarily serves the commercial vehicle, off-highway and power generation markets in North America, Brazil, China, India, Europe and South Korea.  It primarily sells powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks; and cooling module generator sets (“Gensets”).  Its customers include commercial, medium- and heavy-duty truck and engine manufacturers; construction, agricultural, and mining equipment, and mission critical power generation manufacturers; and industrial manufacturers of material handling equipment, Gensets and compressors.

During fiscal 2024, the commercial vehicle and off-highway markets in North America experienced moderate to strong growth.  The commercial vehicle market in North America benefited from strong demand, as supply chain challenges eased and OEMs increased production to reduce order backlog.  In addition, regarding the off-highway markets, the heavy equipment construction market experienced growth, largely driven by higher government-backed infrastructure spending.  We believe the North American agriculture market peaked in fiscal 2024, particularly for larger agricultural equipment.  In addition, the power generation market in North America experienced strong growth, largely driven by growth in new data centers, where Gensets are used as a mission critical power source.  In Brazil, the commercial vehicle and off-high markets experienced declines during fiscal 2024, including the impacts of OEMs reducing previously elevated inventory levels and the impacts of the new Proconve P8 emission standards, which is similar to Euro 6.  The commercial vehicle market in India experienced strong growth during fiscal 2024, while the off-highway markets in Asia experienced declines resulting from cyclical market weakness.

In fiscal 2025, we expect the North American commercial vehicle and off-highway markets to contract.  While we expect slightly favorable market trends in heavy construction due to government stimulus programs and anticipated continued infrastructure spending, we expect a decline in the North American agriculture market, as crop prices are expected to decrease and interest rates remain elevated.  We expect strong growth in the power generation market, driven by new data center construction and demand for backup power Gensets for critical infrastructure, such as hospitals, mining and airports.  For Brazil, we expect the commercial vehicle and off-highway markets to recover and experience moderate growth in fiscal 2025.  We also expect commercial vehicle market growth in India will continue, while off-highway markets in Asia are expected to experience further declines.  We are monitoring potential infrastructure stimulus programs in China that could stabilize these markets.

Liquid-Cooled Applications
The Liquid-Cooled Applications business provides heat exchangers for engine, stationary power, and industrial applications.  This business primarily serves the commercial vehicle, off-highway and automotive markets in North America, Europe, China, and India.  Its products and solutions include aluminum and stainless steel engine oil coolers, exhaust gas recirculation (“EGR”) coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers.  Its customers include commercial, medium- and heavy-duty truck engine manufacturers and automobile and light truck OEMs; and Tier-1 construction, agricultural equipment, and automotive module manufacturers.

During fiscal 2024, the global commercial vehicle and off-highway markets generally experienced moderate growth, with the largest gains in the medium- and heavy-duty truck markets.  For fiscal 2025, we expect modest growth in the commercial vehicle and off-highway markets in North America and China, yet slight declines in these markets in Europe based upon recent OEM order trends.

The global automotive market experienced moderate growth during fiscal 2024, as semiconductor chip shortages eased throughout the year, particularly in Europe and North America.  In addition, the automotive market in China recovered from the negative impacts associated with COVID-19 and supply chain challenges in the prior year.  In fiscal 2025, we expect the global automotive market will experience modest growth.  We expect this growth will be tempered, however, by inflation concerns.  Overall, we expect that longer-term growth of the global automotive market will be supported by increasingly stringent government emissions standards for internal combustion engines, in-vehicle technology enhancements and growth in emerging markets.

Advanced Solutions
Our Advanced Solutions business provides products and solutions for zero-emission and hybrid vehicles.  These products and solutions, which are primarily sold to the commercial vehicle, bus and specialty vehicle, off-highway machine and automotive markets in North America and Europe, include complete battery thermal management systems, electronics cooling packages, battery chillers, battery cooling plates, coolers and casings for electronics cooling, and coolers for electric axles (“e-axles”).  Customers for these products include commercial vehicle, bus and specialty vehicle, off-highway machine, and automotive OEMs, e-axle producers, and power electronics providers.  In fiscal 2024, the primary vehicular markets served by the Advanced Solutions business experienced strong growth.  We expect continued strong growth in fiscal 2025, as government policies in the U.S. and Europe are driving investments in electric vehicles, as well as the infrastructure necessary for wide-scale adoption of alternative powertrains.

Our Advanced Solutions business also provides coatings products and application services to the HVAC&R markets in North America and Europe.  Our coatings products are designed to extend the life of equipment and components by protecting against corrosion and foreign matter.  Customers for these products and services include manufacturers of commercial and residential HVAC&R systems, and distributors, contractors, and end users of HVAC&R equipment.  In fiscal 2024, the primary HVAC&R markets served by the coatings business experienced moderate growth.  We expect this trend to continue in fiscal 2025, with growth within the commercial air conditioning market, driven by expected growth in the U.S. market, and higher demand for coatings for systems and chillers used in data center cooling applications.

Geographic Areas

We maintain administrative organizations in all key geographic regions to facilitate customer support, development and testing, and other administrative functions.  We operate in four continents and within the following countries:

North America	South America	Europe	Asia

Canada	Brazil	Germany	China
Mexico		Hungary	India
United States		Italy	South Korea
		Netherlands	United Arab Emirates
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of commercial, industrial and building HVAC&R and vehicular products similar to those produced in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent in fiscal 2024, 2023, and 2022.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global commercial, industrial and building HVAC&R, data center cooling and vehicular markets.  We are committed to increasing our involvement and investment in these international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated with one another, accounted for 40 percent of our consolidated net sales in fiscal 2024.  In fiscal 2024, 2023 and 2022, our largest customer accounted for less than 10 percent of our sales.

Our top customers operate primarily in the data center cooling, commercial air conditioning and refrigeration, commercial vehicle, off-highway, and automotive and light vehicle markets.  Our top customers across both of our segments, listed alphabetically, include: Carrier; Caterpillar; Daimler Truck AG (including Detroit Diesel, Freightliner, Thomas Built Buses, and Western Star Trucks); Deere & Company; Mercedes-Benz Group AG (including AMG, Athlon, and Maybach); Stellantis (including Chrysler, Fiat, PSA-Peugeot-Citroen, and VM Motori); Trane Technologies; Volkswagen AG (including Audi, MAN, Porsche, Scania, and Navistar); and Volvo Group (including Mack Trucks and Renault Trucks).  In addition, our Climate Solutions segment includes significant sales to a global technology customer with which we are party to confidentiality agreements.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our segment teams can manage their operations and production capacity effectively and efficiently based upon expected sales volume in fiscal 2025 and beyond.

Raw Materials

We purchase aluminum, copper, steel and stainless steel (nickel) from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is concentrated between two global suppliers, with other suppliers qualified and supplying lesser amounts to mitigate risk.  While our suppliers may become constrained due to global demand, we typically do not experience raw material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  We typically adjust metals pricing with our raw material suppliers on a monthly basis and our major fabricated component suppliers on a quarterly basis.  When possible, we have included provisions within our long-term customer contracts which provide for adjustments to customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  When applicable, however, these contract provisions are limited to the underlying cost of the material based upon a relevant pricing source, such as the London Metal Exchange, American Metal Market, or Platts index, and typically do not include related metals premiums or fabrication costs.  In addition, there can often be a three-month to one-year lag until the time that the price adjustments take effect.

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

Research and Development and Investments in Technology

We are committed to building better products that will, in turn, help create a better world.  We focus our investments in technology on innovative solutions to meet the challenging thermal management and air quality needs of our customers within the markets we serve.  Our products are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management solutions, while meeting the demand for increased energy efficiency and compliance with increasingly stringent regulations.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

We strive to be at the forefront of technological advances through both strategic inorganic investments in new technologies and meaningful internal R&D projects.  During fiscal 2024, we acquired Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  This acquisition expanded our indoor air quality product portfolio and supports our growth strategy and mission of improving indoor air quality.  In addition, we are strategically expanding our technology and product portfolio in the Data Center Cooling business within our Climate Solutions segment.  We recognize the need for investment in technology in this area as artificial intelligence, machine learning, and other trends are driving increased high performance computing, which increases heat loads and is driving the need for high-density cooling solutions.  We recently completed the acquisition of Scott Springfield Manufacturing, a leading manufacturer of air handling units for customers, including hyperscale data centers, in the U.S. and Canada, and purchased liquid immersion cooling technology from TMGcore, Inc.  In addition to these inorganic investments, we are internally developing a cooling distribution unit to provide critical cooling capacity for heat removal in high-density data center environments.  Through our data center cooling technology investments, we are able to offer our customers multiple efficient, customizable products and solutions to elevate their performance while meeting their sustainability targets around power and water usage.  Likewise, through both our Scott Springfield Manufacturing and Napps acquisitions, we invested in new product offerings in our indoor air quality business.  By acquiring an expanded product offering of air- and water-cooled chillers, condensing units and heat pumps, we are able to offer a wider portfolio of solutions to the school, commercial and healthcare end-users of our products.

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $42 million, $44 million, and $50 million in fiscal 2024, 2023, and 2022, respectively.  As a percentage of our consolidated net sales, we spent approximately 2 percent on R&D in each fiscal 2024, fiscal 2023 and 2022.  To ensure efficient and cost-effective development of technologies, our R&D teams work closely with our customers on projects and system designs.  Current internal development projects for the HVAC&R markets are primarily focused on sustainable solutions that optimize thermal efficiency and manufacturing to support decarbonization efforts and the use of next generation refrigerants, which help minimize climate change potential.  Regarding the vehicular markets, our development projects include solutions to provide advanced thermal solutions for electric vehicles that improve fuel efficiency and reduce overall energy consumption.  We also collaborate with industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  In addition, we engage in external research projects that complement our strategic internal research initiatives to further leverage our significant thermal technology expertise and capabilities.

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

Our Global Modine Management System supports our mission and values by applying well-defined improvement principles and leadership behaviors, all based on our 80/20 mindset to facilitate rapid improvements. We drive sustainable and systematic continual improvement throughout our company by utilizing the principles, processes and behaviors of the Global Modine Management System.

To ensure future quality, we continue to execute the Modine Quality Strategy, which focuses on people, process, performance, quality engineering and the Global Modine Management System.

Environmental Matters

We are committed to Engineering a Cleaner, Healthier World™ and are working every day to deliver systems and solutions that improve air quality and conserve natural resources.  We concentrate on the benefits our products deliver, including reducing water and energy consumption, lowering harmful emissions, and enabling our customers to use environmentally friendly refrigerants.  In addition, we are committed to conducting business at our global locations in an environmentally conscious manner, specifically by preventing pollution, reducing water and energy consumption, eliminating waste, and reducing environmental risks.  We employ resource tracking technologies and waste management programs to advance our environmental stewardship and minimize our environmental footprint.  The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

In regard to providing innovative, climate-resilient solutions that enable our customers to meet their sustainability goals, we are continuously driving energy efficiency across our product portfolio.  Our Climate Solutions segment continues to develop high-efficiency heating and indoor air quality products and data center cooling solutions that reduce both electrical and water usage.  Our AirWall One™ fan wall, for example, was designed, in collaboration with the data center industry, to prioritize energy efficiency for data centers that utilize high air and water temperatures.  We are also shifting our product portfolios toward lower-emission propellants and refrigerants which greatly reduce the environmental impact of and enhance energy efficiency for our customers’ heating and cooling systems.  Our Performance Technologies segment offerings focus on fuel efficiency and lower emissions.  Our oil, charge-air, and EGR coolers, radiators, air conditioning condensers, and battery thermal management systems for trucks, buses, cars, specialty vehicles, and off-highway equipment allow both electric vehicle and internal combustion systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans, while still providing the vehicle performance that our customers expect.

In our global business operations, we are working to reduce both our energy and water usage and have empowered each of our global facilities to create and carry out action plans that contribute to our company-wide reduction goals.  Examples of steps we are taking to meet these goals include the utilization of resource tracking technologies, installation of solar panel systems, conversion to more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  We have recorded liabilities for environmental monitoring and remediation work at sites in the U.S. and abroad totaling $18 million at March 31, 2024.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality.  The Climate Solutions segment experiences some seasonality, as demand for HVAC&R products can be affected by heating and cooling seasons, weather patterns, project construction, and other factors.  Sales volume for our Climate Solutions heating products is generally stronger in our second and third fiscal quarters, corresponding with demand for these products.  We generally expect sales volume for our Climate Solutions refrigeration, power generation and conversion, and heat transfer products to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere.  Sales to Performance Technologies vehicular OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shutdowns and our third fiscal quarter is affected by customer holiday shutdowns.

Working Capital

We manufacture products for the majority of customers on an as-ordered basis, which makes large inventories of finished products unnecessary, with the exception of certain products in our Climate Solutions segment.  Within our Climate Solutions segment, we maintain varying levels of finished goods inventory, primarily related to our heating, indoor air quality, and data center products, due to seasonal demand and the timing of sales programs.  In Brazil, within our Performance Technologies segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian commercial vehicle and automotive aftermarkets.  We have not experienced a significant number of returned products within any of our businesses.

Human Capital Resource Management

As of March 31, 2024, we employed approximately 11,400 persons worldwide.

We recognize that our continued success is a direct result of the quality of our people.  As such, we strive to be an employer of choice in every community in which we operate.  We do this by fostering a fair, respectful, and safe work environment for our people in alignment with our core values.

We have identified priorities that we believe are essential to attract, develop and retain highly-qualified talent.  These include, among others, i) providing career development programs; ii) promoting health and safety; iii) fostering values of diversity, inclusion and belonging in the workplace; and iv) providing competitive compensation and benefits.

Workforce development

Our operations require expertise across a wide range of disciplines, from engineering and manufacturing to accounting and finance to information technology.  Our human resources team, in connection with our Company leaders across the globe, work to hire talented individuals who align with our values.

All of our new employees go through a comprehensive onboarding program with their managers to ensure proper training is provided to succeed in their respective roles.  We also encourage our employees to further develop their skills through both internal and external training programs.

We are committed to growing our employees’ capabilities.  Through our Performance and Development Process (“PDP”), we provide all salaried employees with a consistent, structured development and performance review experience.  The PDP provides employees with a development pathway that focuses on both annual performance goals and longer-term career development.  In addition, we perform strategic talent reviews and succession planning on a regular cadence.

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

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 3.2 in 2022, the most recent year for which data is available.  During fiscal 2024, we recorded an RIR of 1.35, well below the manufacturing sector average.

Diversity, inclusion and belonging

We are committed to fostering working environments where all of our employees feel a sense of belonging.  We emphasize people-centric values that are founded on respect and value for people of different backgrounds, experiences, and perspectives.  Incorporating diverse talent and fostering an inclusive environment where employees feel valued and appreciated for who they are and what they can contribute is a key focus of our talent management strategy.  In addition to emphasizing and recognizing employees who live our values through our Modine Values People Awards, we track and focus on qualitative indicators of diversity and inclusion across our global operations, including the number of women in supervisory roles and minority new hires in the U.S.

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

Our Enterprise Risk Management process seeks to identify and address material risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, while preserving and enhancing shareholder value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could materially adversely affect us and cause our financial results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

Economic uncertainties

Economic, political, and general market conditions could adversely affect our business, financial position, results of operations and cash flows.

We operate in 16 countries on four continents and serve customers in a wide array of data center, Genset, HVAC&R markets, including commercial and residential, and vehicular markets, including commercial vehicle, off-highway machine, automotive and light vehicle.  As such, our business is impacted by general economic, political, and industry conditions globally as well as in the regions and countries in which we conduct business. While the global supply chain challenges and inflationary market conditions experienced in fiscal 2023 have generally improved, we are subject to the risk of further disruptions or significant deterioration in market conditions, which could have a material impact on our business, financial position, results of operations and cash flows.  Military conflicts, including the ongoing conflicts in Ukraine and in the Middle East and heightened tensions resulting from recent attacks on shipping vessels in the Red Sea, could negatively impact or cause significant business disruptions in the global markets we operate in.  In addition, customer demand for our products and system solutions is impacted by the overall strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, and the cost of fuel.  For example, rising interest rates associated with inflationary market conditions may drive a higher cost of capital for our customers, which may have a deteriorating impact on overall economic activity and the financial condition of our customers, which could negatively impact the demand for our products.  Prolonged recessionary or adverse economic conditions, such as disruptions in the global financial system, could result in our customers or suppliers experiencing significant economic constraints, including potential bankruptcies.

A future widespread outbreak of an illness or other public health threat could adversely affect our business, financial position, results of operations and cash flows.

An outbreak of a disease or public health threat, including a significant resurgence of COVID-19, in the future could create economic and financial disruptions and adversely affect our businesses around the world.  Potential impacts of epidemics, pandemics, or other health crises including, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a deterioration in the ability of our customers to pay us; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing and could have a material impact on our business, financial position, results of operations and cash flows.

Customer and supplier matters

Increases in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations.

Increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs, sanctions, inflation, geopolitical and military conflicts, the behavior of our suppliers and significant fluctuations in demand, could have a significant negative impact on our results of operations.  In the shorter-term, our ability to adjust for cost increases is limited when prices are fixed for current orders.  In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations.  With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for prospective price adjustments based upon increases and decreases in the cost of key raw materials.  However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment.  To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have a material adverse effect on our results of operations and cash flows.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

We regularly engage with our suppliers to ensure availability of purchased commodities and components used in manufacturing our products.  We use a limited number of suppliers for certain components, including aluminum, copper, steel and stainless steel (nickel).  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to identify and accept a new supplier due to qualification requirements.

Strong demand, the potential effects of trade laws and tariffs, sanctions, capacity constraints, financial instability, geopolitical and military conflicts, public health crises, such as pandemics and epidemics, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource to a different supplier.  If we experience significant or prolonged shortages of critical components or materials from our suppliers and could not procure the components or materials from other sources, we may be unable to meet our production schedules and could miss product delivery dates, which would adversely affect our sales, results of operations, cash flows and customer relationships.

Our net sales and profitability could be adversely affected from business losses or declines with major customers.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  In certain areas of our businesses, including data centers, Gensets, and some portions of our vehicular businesses, a large portion of sales are attributable to a relatively small number of customers.  The failure to obtain new business, or to retain historical order volumes or monetary values from a concentrated customer base could adversely affect our business and financial results.  In addition, as a result of relatively long lead times required for many of our complex products and systems, it may be difficult in the short term for us to obtain new sales to replace a significant decline in sales of existing products.  The loss of a major customer in any of our businesses, or a significant decline in order volumes or quantities, or in the overall market demand for our products or services, could have an adverse effect on our business, results of operations and cash flows.

Our results of operations could be adversely affected by pricing pressures from our OEM customers.

We have historically faced price-reduction pressure from our vehicular OEM customers.  While we have significantly reduced our exposure to the potential impacts of such price-reduction pressures through negotiations and our application of 80/20 principles, a limited number of contractual price reductions remain in legacy contracts.  In those instances, if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, or through price negotiations, our results of operations could be adversely affected.

In addition, vehicular OEM customers often request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the product.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched, or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our results of operations.

As part of our application of the 80/20 principles, we have improved our commercial acumen, including our pricing methodology, have clear, strategic profit margin targets for new sales programs, and have successfully negotiated with many of our customers to allow for adjustments to our pricing in the event of certain fluctuations in raw material and commodity costs.  While we believe that our 80/20 pricing strategy will strengthen our business and allow us to focus our resources on higher margin sales programs, it is possible that it may result in a lower overall win rate for new business in the shorter-term.  If our pricing strategy results in winning less new business, our results of operations and cash flows could be adversely affected.

Climate change and ESG-related risks

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern regarding links between greenhouse gas emissions and global climate changes may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions.  There continues to be ambiguity regarding the promulgation and enforcement of climate change regulations, which creates uncertainty in the markets in which we operate. This uncertainty extends to the use or adoption rate of our product portfolio and our overall costs of regulatory compliance, which may impact the demand for our products and/or may require us to make increased capital expenditures to meet new standards and regulations.  Further, our customers, other market participants, or government entities may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or required speed of technological advancement.

Additionally, climate changes, such as extreme weather conditions, create financial risk and uncertainty for our business.  For example, the demand for our products and services may be affected by unpredictable or unseasonable weather conditions.  Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase our insurance and other operating costs. In addition, any natural disasters or extreme weather events, including those as a result of climate change, could disrupt our manufacturing operations and our ability to manufacture and deliver products to our customers and adversely impact our results of operations and cash flows.  We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving.  Specifically, certain customers are requiring information on our environmental sustainability goals and commitments, which we have not yet released publicly.  There can be no assurance of the extent to which any of our future goals will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet regulatory or legal standards regarding sustainability performance or any customer, investor, employee or other stakeholder expectations and desires regarding such goals or commitments.

Additionally, the enhanced stakeholder focus on ESG matters requires the continuous monitoring of various and evolving expectations, tolerances, and standards – and the reporting requirements associated with our disclosures on our ESG-related goals and initiatives.  A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent.  Likewise, a failure to comply with any current or future ESG reporting requirements, as established by regulators in the U.S., Europe and beyond, may result in loss of business, regulatory penalties, litigation, and/or reputational damage.

Competitive environment

Continued and increased competition could adversely affect our business and our results of operations.

We experience competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tariff or tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies.  In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets.  Increased competition could adversely affect our business and our results of operations.

B.	OPERATIONAL RISKS

Complexities of global presence

We are subject to risks related to our international operations and global customer and supplier base.

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  Our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or export duties or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic and employment conditions, public health crises, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, impacts of the military conflicts in Ukraine and in the Middle East and heightened tensions in the Red Sea), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico or China, or buy raw materials, such as China, could have a material negative impact on our results of operations.  In particular, increased tariffs or taxes on imported goods or raw materials from countries, such as China, where there are insufficient quantities or economically prohibitive U.S. or other alternative geographic sources of those goods or raw materials could materially impact our results of operations. In addition, compliance with multiple and often conflicting laws and regulations of various countries can be challenging and expensive.

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional.  In connection with the military conflict in Ukraine, governments in the U.S. and abroad have recently extended and expanded imposed sanctions against Russia and entities known to be supporting Russian interests, including on certain companies located in countries in which we operate, including China, Germany, and Serbia.  We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships in or associated with Ukraine or Russia, however we are actively monitoring the sanctions requirements and reacting as necessary to ensure compliance.  We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted.  Significant developments or changes in these regulatory requirements could have a material adverse impact on our results of operations and cash flows.

In addition, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar anti-corruption laws generally prohibit companies and their intermediaries from making payments to improperly influence foreign government officials or other persons for the purpose of obtaining or retaining business.  In recent years, there has been a substantial increase in the global enforcement of anti-corruption laws.  In the event that we believe our employees or agents may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may have to expend significant time and financial resources toward the investigation and remediation of the matter, which could disrupt our business and result in a material impact on our financial condition, results of operations and reputation.

Challenges of maintaining a competitive cost structure

We may be unable to maintain competitive cost structures.

As we progress towards our vision of a “new” Modine by applying 80/20 principles across our businesses to focus resources on products and markets with the highest sustainable growth opportunities and return profiles, it is imperative that we effectively and efficiently manage our operations in response to sales volume changes.  This includes ramping up and maintaining adequate production capacity to meet demand in our growing businesses, while also completing restructuring activities in order to optimize our manufacturing footprint and cost structure, particularly in light of changes in our mix of business and in areas where we are strategically refraining from further investments.  For example, we are currently working to close a technical service center in Germany to optimize the utilization of our global technical service capacity.  In addition, we have implemented targeted headcount reductions that support our objective of reducing operational and selling, general, and administrative (“SG&A”) cost structures and have consolidated or closed certain manufacturing facilities.  We are also focused on applying 80/20 principles across our businesses, including within our manufacturing facilities, to drive simplification and production efficiencies.

Our successful execution of these initiatives, and our ability to optimize and maintain competitive cost structures, is critical in sustaining our long-term competitiveness.  Any failure to do so could, in turn, adversely affect our results of operations, cash flows and financial condition.

Challenges of technology advantage and program launches

If we cannot differentiate ourselves from our competitors with our technology, our existing and potential customers may seek lower prices and our sales and earnings may be adversely affected.

Price, quality, delivery, technological innovation, application engineering development and, with regard to our system designs, the reliability of our ongoing post-sale service, are the primary elements of competition in our markets.  If we fail to be at the forefront of technological advances and cannot differentiate ourselves from our competitors with our technology or fail to provide high quality, innovative products and services that both meet or exceed customer expectations and address their ever-evolving needs, we may experience price erosion, lower sales, and lower profit margins.  Significant technological developments by our competitors or others also could adversely affect our business and results of operations.

Changes in the adoption rate for newer technologies could adversely affect our business.

Changes in or shifts in the adoption rate of technologies or products that we expect to drive sales growth, including liquid immersion technology for data center applications, and technology related to electric vehicles, heat pumps and Gensets, could adversely affect our results of operations and financial condition.  For example, we are rapidly growing and investing in our Advanced Solutions business, which provides battery thermal management and electronics cooling products and solutions for zero-emission and hybrid vehicles.  We expect government policies and funding legislation in the U.S. and Europe will drive further investments in electric vehicles, and the infrastructure necessary for wide-scale adoption of alternative powertrains, as well as in the proliferation of heat pumps and Gensets in commercial or residential applications.  If technology adoption rates slow or the market transition towards the use of electric vehicles, Gensets or heat pumps are significantly delayed, our sales growth in these areas of our business could be limited.

Developments or assertions by or against us relating to intellectual property rights could adversely affect our business.

We own and license significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets.  Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve.  As we maintain or expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite our efforts to protect them.  Developments or assertions by or against us relating to intellectual property rights could adversely affect our business and results of operations.  Additionally, any inability to acquire or secure intellectual property relating to newer technologies in areas of our business that we expect to drive sales growth could negatively impact our competitive positions in these growth areas of our business.

We regularly launch new programs, products and system designs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products and systems, and the processes and time required to develop, design and produce these products and systems can be lengthy, difficult and complex.  We spend significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity, we must appropriately manage these launches and deploy our capital and operational and administrative resources to take advantage of the resulting increase in our business.  If we do not successfully or timely launch new products, systems and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations.

Information technology (IT) systems

We may be adversely affected by a substantial disruption in, or material breach of, our IT systems or IT systems of our service providers.

We are dependent upon IT infrastructure, including network, hardware, and software systems owned by us and our service providers, to conduct our business.  Despite network and other cybersecurity measures we and our service providers have in place, IT systems could be damaged, compromised, or interrupted by intentional or unintentional events or natural disasters.  We could also be negatively impacted by a cybersecurity breach from computer viruses, ransomware, phishing, break-ins or similar disruptions.  Cybersecurity risk may be heightened by the increased prevalence of hybrid and/or remote work arrangements.  Further, the military conflicts in Ukraine and the Middle East, as well as current geopolitical uncertainties involving Russia and China, among other nations, may increase the threat of cyberattacks on the global financial markets, supply chain, and IT infrastructure, which could directly or indirectly impact our operations.

A material breach or a substantial disruption in our IT systems for a prolonged time period, or the failure of one or more legacy IT systems no longer supported by service providers, could result in delays in receiving inventory and supplies or filling customer orders.  In addition, these events or the inadvertent use of OpenAI technologies, could result in the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation.  Any such events and the related delays, problems or costs, including potentially significant remediation expenses and litigation risks, could have material negative impacts on our business, financial condition, results of operations, business relationships and reputation.

Internal controls over financial reporting

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could result in financial reporting errors.

Effective internal controls are necessary for accurate and appropriate financial reporting.  As disclosed in Item 9A. “Control and Procedures,” in this Annual Report on Form 10-K, we identified a material weakness in our information technology general controls (“ITGCs”) during the fourth quarter of fiscal 2024 related to access to systems in Europe that support our accounting and financial reporting processes.  While this material weakness did not result in any identified misstatements to the financial statements, nor were there changes to previously reported financial results, a risk exists that financial reporting errors could occur if we fail to remediate this material weakness or if we experience other internal control deficiencies.  If that were to happen, it could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

In the event our products or systems fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products.  Many of our vehicular customers offer extended warranty protection for their vehicles and pressure their supply base to extend warranty coverage as well.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material negative effect on our results of operations and financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business, results of operations, financial condition and reputation.

C.	STRATEGIC RISKS

Business optimization and growth strategies

Inability to execute on our strategic initiatives or to successfully integrate recent acquisitions may adversely impact our business and operating results.

Under our strategy based in 80/20 principles, we have invested in acquiring businesses and technologies that we expect to accelerate our strategic growth in select markets.  During the last fiscal year, we acquired Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units, and heat pumps; we purchased liquid immersion cooling technology assets from TMGcore, Inc., and we completed the acquisition of Scott Springfield Manufacturing, a leading manufacturer of air handling units serving customers in the U.S. and Canada.  These investments have expanded our data center cooling and indoor air quality product portfolios, and we are rapidly growing our Advanced Solutions business, which provides battery thermal management and electronics cooling products and solutions for zero-emission and hybrid vehicles.

If we are unable to successfully integrate these acquired businesses and/or technologies into our existing operations, capitalize on expected market share or revenue gains, realize anticipated cost or revenue synergies, or operate these growth businesses profitably, we may not achieve the financial or operational success expected from these investments.  Additionally, if we are unable to successfully execute our organic growth strategic initiatives, our results of operations and cash flows could be negatively impacted.

We will continue to review our business portfolio and pursue sales and margin growth through both organic and inorganic opportunities.  There can be no assurance we will be able to identify additional attractive acquisition targets.  If we are unable to successfully execute on further organic growth opportunities or complete acquisitions in the future, our growth may be limited.  In addition, future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate future acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

Future acquisitions could include the issuance of shares of our common stock as all or a portion of the consideration paid to the sellers.  Any such issuance would be dilutive to the interests of our existing shareholders and may adversely affect the market price of our shares.

D.	FINANCIAL RISKS

Liquidity and access to cash

Our indebtedness may limit our use of cash flow to support operating, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

As of March 31, 2024, we had total outstanding indebtedness of $432 million.  Our indebtedness and related debt service obligations (i) require that a certain portion of cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

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

Our defined benefit pension plans in the U.S. are frozen to new participants.  Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability totaling $16 million as of March 31, 2024.  We expect to make cash contributions to our U.S. plans during fiscal 2025 totaling $8 million.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate assumptions, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our cash flows and financial condition could be adversely affected.

Goodwill and intangible assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $419 million at March 31, 2024.  We perform goodwill impairment tests annually, as of March 31, or more frequently if business events or other conditions exist that require a more frequent evaluation.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists.  For our annual goodwill impairment tests, we use estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows and risk-adjusted discount rates.  We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued general economic uncertainties, which could adversely affect the carrying value of goodwill and intangible assets.  An impairment of a significant portion of goodwill or intangible assets could have a negative impact on our financial results.

Income taxes

We may be subject to additional income tax expense or become subject to additional tax exposures.

Our effective tax rates in the future may be impacted by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws, or their interpretation.  The subjectivity of or changes in tax laws and regulations in jurisdictions where we operate could materially affect our results of operations and financial condition.  For example, the Organization for Economic Cooperation and Development (“OECD”) has issued significant global tax policy changes.  In October 2021, the OECD and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting Pillar Two (“Pillar Two”), that, among other things, provides that income earned in each jurisdiction that a multinational company operates in is subject to a minimum corporate income tax rate of at least 15 percent.  Discussions related to the formal implementation of Pillar Two, including with respect to the tax law of each member jurisdiction, including the United States, are ongoing.  Enactment of this regulation could result in an increase in our income tax expense and adversely impact our results of operations, cash flows and financial condition.  We are also subject to tax audits in each jurisdiction in which we operate.  Unfavorable or unexpected outcomes from one or more tax audits could adversely affect our results of operations and financial condition.

In addition, as of March 31, 2024, our net deferred tax assets totaled $45 million.  Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed.  This determination involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could negatively impact our results of operations and financial condition.

E.	GENERAL RISKS

Customers and markets

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ financial condition and performance are affected by demands for their goods or services, regulatory initiatives and incentives and general economic conditions, including supply chain challenges, access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements and incentives, technology demands and advancements, government-imposed restrictions relating to health crises or other unusual events, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in demand for our products and solutions, including those driven by end-market demands or demand for our customer’s products or services, by current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations, cash flows and financial condition.

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

Attracting and retaining talent

Our continued success is dependent on our ability to attract, develop and retain qualified personnel.

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel throughout our organization.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives, and have attracted a leadership team executing on strategic initiatives informed by our 80/20 mindset.  Our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain talented personnel, including our leadership team.  We compete with other companies for talented personnel in the locations and labor markets in which we operate, all of which are very competitive, and we may lose key personnel or fail to attract other talented personnel, including at our manufacturing locations.  Any prolonged labor shortages or significant employee turnover could negatively impact productivity and result in increased labor costs, such as increased overtime to meet demand or increased wage rates necessary to attract and retain employees.  Overall, difficulty in attracting, developing, and retaining qualified personnel could adversely affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have an established framework for assessing, identifying, and mitigating cybersecurity and information security risks.  The processes we employ under this framework are part of our overall risk management strategy, as overseen by our Board of Directors, and are aimed at enhancing the security of our information systems, software, networks, and the protection or privacy of our data.  We have based our management of cybersecurity risk upon recognized cybersecurity industry frameworks, including those of the National Institute of Standards and Technology and the International Organization for Standardization, and internal risk assessments.  We periodically engage third parties, including consulting firms with expertise in IT risk management, to evaluate our cybersecurity risk management processes and potential cybersecurity threats to our company.  We also conduct security assessments for new vendors and third-party service providers and have monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance

Board of Directors

Our Board of Directors has oversight responsibility for cybersecurity risk management.  As part of its oversight activities, the Board regularly receives written updates regarding cybersecurity and information technology risks and management’s response to them from our Vice President of IT and our Chief Information Security Officer (CISO).  Additionally, the Board of Directors meets with the Vice President of IT and CISO to discuss matters of IT and data governance strategy, as well as cybersecurity, data and IT system risk management.  The Board of Directors has designated two of its members to serve as primary board liaisons with management regarding matters of cybersecurity.  In the event of a potentially material cybersecurity incident, these designated cybersecurity liaisons will meet with the management incident response team to review the cybersecurity event, a materiality analysis, and, if appropriate, any information to be disclosed in a Current Report on Form 8-K.  The full Board of Directors will also receive information regarding any material cybersecurity incident, with the Board liaisons helping to facilitate efficient communications between management and the full Board in advance of any necessary Form 8-K filing.

Management

Our CISO leads our management of cybersecurity risks and our incident response plan.  Our CISO coordinates with legal counsel and third parties, as applicable, in assessing and managing cybersecurity risks.  Our CISO has more than eight years of experience in leading global security functions and strategies for Modine and similar global companies.  The CISO reports to our Vice President of IT who, in turn, reports to our Executive Vice President and Chief Financial Officer.  Our Vice President of IT and CISO regularly provide updates to our Board of Directors regarding cybersecurity and information technology matters, including cybersecurity threats and our risk management strategy.

We maintain a cybersecurity incident response process to analyze, contain, eradicate, and recover from cybersecurity incidents.  The incident response process includes an escalation protocol, wherein our CISO raises any cybersecurity incidents that could potentially be material to our business, operations, or financial condition to a cross-functional management incident response team.  This management incident response team is comprised of members of our senior leadership team, including, but not limited to, our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Compliance Officer, and Vice President of IT.  In addition, depending on the circumstances of any cybersecurity incident, third-party advisors may be engaged to assist in the investigation and response.

Additionally, we have implemented an Information Security Risk Management Framework (RMF) which is a strategy for protecting the Company, the Board, employees, and other stakeholders from unnecessary information security injuries, losses or damage. The framework further establishes the context for assessing information security risks, managing those risks and making risk-based decisions through the information security lifecycle. Among other tools that we use to proactively manage information security risk to the organization, the RMF contains a vendor risk assessment tool that is used to assess any new vendor being considered for use within Modine.

We also provide cybersecurity training to our workforce to ensure our employees are properly equipped to identify and report cybersecurity incidents.  The training programs highlight areas such as the protection of confidential information, phishing attacks, and emerging cybersecurity threats and best practices.

At this time, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.  For further discussion of the risks associated with potential future cybersecurity incidents, see the risk factor regarding cybersecurity in the section entitled “Item 1A. Risk Factors.”

ITEM 2.	PROPERTIES.

We operate manufacturing facilities in the U.S. and in multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and prototype facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Grenada, Mississippi; Allen, Texas; Leeds, United Kingdom; Pocenia, Italy; Guadalajara, Spain; Söderköping, Sweden; Mezökövesd, Hungary; Sao Paulo, Brazil; Changzhou, China; and Chennai, India.

The table below summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2024.  Eighteen of these facilities include leased manufacturing space.

	Americas	Europe	Asia	Total
Climate Solutions	9	10	1	20
Performance Technologies	7	5	6	18
Total manufacturing facilities	16	15	7	38

In addition to the manufacturing facilities summarized in the table above, we also operate four coatings facilities in North America and Europe, which primarily enhance customer-owned products with coatings solutions and operate at a smaller scale than our other manufacturing facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2024), business experience during at least the last five years, and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	55	Vice President, Chief Human Resources Officer (with a title change from Vice President, Human Resources) (October 2012 – Present).
Neil D. Brinker	48
President and Chief Executive Officer (December 2020 – Present).  Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. (June 2020 – December 2020) after serving as its Executive Vice President and Chief Operating Officer (June 2018 – June 2020).

Michael B. Lucareli	55	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company (July 2010 – May 2021).
Eric S. McGinnis	53
President, Climate Solutions (April 2022 – Present); previously Vice President, Building HVAC upon joining Modine in August 2021.  Prior to joining Modine, Mr. McGinnis served as President, Industrial Systems at Regal Beloit (March 2017 – August 2021).

Adrian I. Peace	56
President, Performance Technologies (April 2022 – Present); previously Vice President, Commercial & Industrial Solutions upon joining Modine in August 2021.  Prior to joining Modine, Mr. Peace served as a Strategy Advisor for AIP LLC (March 2019 – August 2021).  Prior to AIP LLC, Mr. Peace served as Senior Vice President, Emerging Business Operations for Republic Services (June 2017 – March 2019).

Erin J. Roth	48
Vice President, General Counsel and Chief Compliance Officer (November 2023 – Present).  Prior to joining Modine, Ms. Roth served in a General Counsel and Corporate Secretary capacity for U.S. publicly traded companies, including with Infrastructure & Energy Alternatives, Inc. (now a subsidiary of MasTec, Inc.) (June 2021 – May 2023) and Wabash National Corporation (January 2007 – December 2017), as well as with the U.S. not-for-profit, Strada Education Network (now Strada Education Foundation) (December 2017 – May 2021).

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

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2024, shareholders of record numbered 1,930.

We did not pay dividends during fiscal 2024 or 2023.  Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as defined in our credit agreements.  We currently do not intend to pay dividends in fiscal 2025.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2024	52 (b)	$66.01	_______	$32,063,074

February 1 – February 29, 2024	1,129 (b)	$81.80	_______	$32,063,074

March 1 – March 31, 2024	470 (b)	$101.11	_______	$32,063,074

Total	1,651 (b)	$86.80	_______

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

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index, the Standard & Poor’s (S&P) MidCap 400 Industrials Index, and the S&P SmallCap 600 Industrials Index.  Based upon the Company’s higher market capitalization as compared with the prior year, the Company determined the S&P MidCap 400 Industrials Index was more representative of its business and plans to replace the S&P SmallCap 600 Industrials Index for purposes of this graph beginning in fiscal 2025.  The graph assumes a $100 investment and reinvestment of dividends.  The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Five Year Total Return
$700
$600
$500
$400
$300
$200
$100
$0
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
Modine Manufacturing Company
Russell 2000 Index
S&P MidCap 400 Industrials Index
S&P SmallCap 600 Industrials Index

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2019	2020	2021	2022	2023	2024
Modine Manufacturing Company	$100	$23.43	$106.49	$64.96	$166.19	$686.30
Russell 2000 Index	100	76.01	148.10	139.53	123.34	147.65
S&P MidCap 400 Industrials Index	100	81.32	152.53	159.15	165.64	224.20
S&P SmallCap 600 Industrials Index	100	77.48	151.37	151.37	158.44	212.62

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

At Modine, we are Engineering a Cleaner, Healthier World ™.  We provide trusted products and technologies that help improve our world.  Our broad portfolio of systems and solutions support our mission of improving indoor air quality, conserving natural resources, lowering harmful emissions, enabling cleaner running vehicles, and using environmentally friendly refrigerants.  We operate in four continents, in 16 countries, and employ approximately 11,400 persons worldwide.

We sell innovative and environmentally responsible thermal management products and solutions to diversified customers in a wide array of commercial, industrial, and building HVAC&R markets.  In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway OEM vehicular applications.  Our primary product groups include i) heat transfer; ii) HVAC&R; iii) data center cooling; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

Company Strategy

Our purpose is to engineer a cleaner, healthier world by providing products and services that improve indoor air quality, reduce water and energy consumption, lower harmful emissions, enable cleaner running vehicles, and use environmentally friendly refrigerants.

In fiscal 2024, we continued our strategic transformation.  We first announced our vision for a “new” Modine in late fiscal 2021.  In fiscal 2022, we onboarded seasoned leaders with the requisite experience to drive transformative change, including new segment presidents for our Climate Solutions and Performance Technologies segments.  Since that time, we have simplified and segmented our organization, aligning teams, led by general managers, around specific strategies and market-based verticals within our company.  Our leadership teams have created a high-performance culture and are prioritizing resources on products and markets with the highest growth opportunities and best return profiles.  We have been focused on growth opportunities in the Data Center Cooling and Indoor Air Quality businesses and have strategically expanded our product offerings in these businesses.  In the second quarter of fiscal 2024, we acquired substantially all of the assets of Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, which expanded our indoor air quality product portfolio.  Additionally, during the fourth quarter of fiscal 2024, we completed the acquisition of Scott Springfield Mfg. Inc (“Scott Springfield Manufacturing”), a leading manufacturer of air handling units serving the data center cooling and indoor air quality markets in the U.S. and Canada, and also purchased liquid immersion cooling technology from TMGcore, Inc.  We also recently purchased a new manufacturing site in the U.K., with plans to expand our production capacity to support our data center customers.  Simultaneously, we are rapidly growing our Advanced Solutions business, which provides systems and solutions for zero-emission and hybrid vehicles in the commercial vehicle and off-highway machine markets.  Through our initiatives based upon 80/20 principles, we have achieved significant improvements in our profit margins since we started our transformational journey.

Entering fiscal 2025, we are focused on organic and inorganic growth opportunities in the key markets we serve and the incremental value we believe we can unlock in Modine by applying 80/20 principles across our businesses.  We are strengthening key customer relationships and pursuing strategic growth opportunities, particularly in the data center cooling, commercial HVAC&R, and specialty electric vehicle markets where we see the best opportunities for profitable growth.  In addition, we will continue to utilize an 80/20 mindset within our manufacturing facilities and expect to achieve production efficiency improvements as a result.

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

We partner with our customers and use a systems-based approach to ensure our solutions work seamlessly with their other components.  Our thermal solutions enable our customers to stay ahead of new and emerging regulations, particularly those involving increasingly stringent energy efficiency, emissions, and fuel economy standards.

We maintain numerous state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin; Grenada, Mississippi; Allen, Texas; Leeds, United Kingdom; Pocenia, Italy; Söderköping, Sweden; Mezökövesd, Hungary; and Sao Paulo, Brazil.  Customers know our reputation for innovation and rely on Modine to provide high quality products and technologies.

Strategic Planning and Corporate Development

We employ both short-term (one-to-three year) and longer-term (five-to-seven year) strategic planning processes, which enable us to continually assess our opportunities, competitive threats, and economic market challenges.

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  During fiscal 2024, we acquired Scott Springfield Manufacturing, a leading manufacturer of air handling units serving customers in the U.S. and Canada, and purchased liquid immersion cooling technology from TMGcore, Inc.  Earlier in the fiscal year, we acquired Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units, and heat pumps.  These investments have expanded our data center cooling and indoor air quality product portfolios and are accelerating our strategic growth.  We are actively engaged in integration activities and expect to realize cost and revenue synergies.

We will continue to pursue organic- and external-growth opportunities, particularly to grow our global, market leading positions in the HVAC&R and data center cooling markets.  In addition, we have a dedicated team focused on products and solutions for electric vehicles, supporting demands for climate-friendly alternative powertrains.  We have provided our general managers with the tools that they need to be successful, including dedicated resources to create an entrepreneurial environment and to challenge the status quo.

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

Our fiscal 2024 annual cash incentive plan for our management team was based upon two performance metrics: growth in net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) and Adjusted EBITDA margin as a percentage of net sales.  The incentive plan’s performance goals were established for each operating segment as well for the consolidated company.  In addition, we provide a long-term incentive compensation plan for officers and certain key leaders throughout our organization to attract, retain, and motivate these employees who are responsible for driving the long-term success of our company.  The fiscal 2024 plan is comprised of restricted stock awards and performance-based share awards.  The performance-based awards for the fiscal 2024 through 2026 performance period are based upon a target three-year average growth in Adjusted EBITDA and a target three-year average cash flow return on invested capital.

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

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar HVAC&R markets and customers.  We expect that unifying these complementary businesses will allow us to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.

Climate Solutions (43 percent of fiscal 2024 net sales)

Our Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications.  The Climate Solutions segment sells heat transfer, HVAC&R, and data center cooling solutions to customers in North America, EMEA, and Asia.  Heat transfer products include heat transfer coils used in commercial and residential HVAC&R applications.  HVAC&R products include commercial and residential unit heaters, vertical and horizontal unit ventilators, air conditioning chillers, low global warming potential unit coolers, air-cooled condensers, and dry coolers.  Data center cooling solutions, which are integrated with system controls, include air- and liquid-cooled chillers, CRAC and CRAH units, and fan walls.  We sell our products and solutions both directly to commercial and industrial OEM and end user customers and through wholesalers, distributors, consulting engineers, contractors and data center operators for applications such as data centers, schools, greenhouses, healthcare systems, warehouses, residential garages, manufacturing facilities, and other commercial and industrial applications.

During fiscal 2024, Climate Solutions segment sales increased compared with the prior year, primarily driven by higher sales of data center cooling products, partially offset by lower sales of heat transfer products, largely due to market weakness and our strategic exit from lower margin business in connection with 80/20 product rationalization initiatives.  We executed on strategic growth opportunities in areas where we see the best return profiles, including for our Data Center Cooling and Indoor Air Quality businesses.  During the fourth quarter of fiscal 2024, we completed the acquisition of Scott Springfield Manufacturing, a leading manufacturer of air handling units serving customers in the U.S. and Canada, and purchased liquid immersion cooling technology from TMGcore, Inc.  Earlier in the fiscal year, we acquired Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units, and heat pumps.  These investments have expanded our data center cooling and indoor air quality product portfolios and are accelerating our strategic growth.

Looking ahead, we are excited about the growth opportunities in key markets served by the Climate Solutions segment.  We expect particularly strong growth in the data center markets during fiscal 2025, as the need for digital infrastructure continues to expand.  Through our recent acquisition and investment in liquid immersion cooling technology, we are expanding our product portfolio to support our customers with data center cooling solutions as they manage the demands of high performance computing.  In addition, we are working to expand our production capacity for data center cooling products and have purchased a new manufacturing site in the U.K.  We also expect the North American school and commercial HVAC markets, to which we sell our indoor air quality products, will experience strong growth during fiscal 2025, driven by federal and local funding for ventilation improvements for schools.  In addition, after European regulatory changes and delays this past year, we expect stronger growth in the residential heat pump market in the second half of fiscal 2025 and our manufacturing facilities are poised to support higher production levels.

In fiscal 2025, we will continue to utilize an 80/20 mindset across our Climate Solutions businesses.  We are focused on engaging with key customers and are pursuing strategic growth opportunities to gain market share, particularly within the North American data center, school and commercial HVAC markets.  We are also focused on growing our refrigeration sales and believe we can become a market leader in more environmentally friendly carbon dioxide gas coolers and adiabatic solutions in North America and Europe.  Finally, we are focused on applying the 80/20 principles within our manufacturing facilities and expect to achieve further production efficiency improvements as a result.

Performance Technologies (57 percent of fiscal 2024 net sales)

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical power (Gensets), increase fuel economy and lower emissions in light of increasingly stringent government regulations.  The Performance Technologies segment designs and manufactures air- and liquid-cooled heat exchangers for vehicular, stationary power, and industrial applications.  Air-cooled products consist primarily of powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks; and Gensets.  Liquid-cooled products include engine oil coolers, EGR coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers.  In addition, the Performance Technologies segment provides advanced solutions, designed to improve battery range and vehicle life, to zero-emission and hybrid commercial vehicle, off-highway machine and automotive customers.  These solutions include battery thermal management systems, electronics cooling packages, and battery chillers.  The advanced solutions provided by the segment also include coating products and application services that extend the life of equipment and components by protecting against corrosion.

During fiscal 2024, Performance Technologies segment sales increased compared with the prior year, primarily driven by higher average selling prices and the favorable impact of foreign currency exchange rates.  Compared with the prior year, sales of air-cooled, liquid-cooled, and advanced solutions products each increased.  In fiscal 2024, we focused on applying 80/20 principles to our businesses.  The Performance Technologies team sharpened their commercial acumen and made strong progress in simplifying their businesses, and achieved improvements in the segment’s profit margins as a result.  We also completed the sale of three automotive businesses based in Germany to support our strategic prioritization of resources towards higher-margin technologies, and also sold two coatings spray application facilities in the U.S.  In addition, we are working towards closing a technical service center in Germany to optimize the utilization of our global technical service center capacity.

Looking ahead, we are excited about the growth opportunities in key markets served by the Performance Technologies segment and the benefits expected to be achieved as management continues to apply 80/20 principles across the segment’s businesses.  Our Advanced Solutions business is dedicated to increasing the performance, durability, and longevity of zero-emission vehicles.  The Advanced Solutions business is focused on market penetration and recently announced an important partnership with Bosch Rexroth, a recognized leader in drive and control technologies, to bring our EVantage™ thermal management systems to their portfolio of products to provide solutions for electrified off-highway machinery.  We believe government policies in the U.S. and Europe will drive customer investments in electric and alternative powertrains and will support market growth in this area.  In addition, our Air-Cooled Applications business is focused on growing the sales of Gensets and are offering both aluminum and copper-brass heat exchanger modules.  We believe our aluminum Gensets have both a cost and performance advantage and are prioritizing resources to capitalize on sales growth opportunities related to new data center construction and demand for Gensets for hospitals and airports.  We will continue applying an 80/20 mindset to achieve further manufacturing efficiencies and to further simplify our business.  We are focusing our resources on higher margin products and actively working on product line simplification initiatives and expect to achieve incremental improvements to the Performance Technologies segment’s profit margins as a result.

Consolidated Results of Operations

Fiscal 2024 acquisitions

On July 1, 2023, we acquired substantially all of the net operating assets of Napps for consideration totaling $6 million.  Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  This acquisition expands our indoor air quality product portfolio and supports our growth strategy and mission of improving indoor air quality.  Napps has historical annual sales of approximately $5 million.  Since the date of the acquisition, we have reported the financial results of the Napps business within the Climate Solutions segment.

On March 1, 2024, we acquired all of the issued and outstanding shares in the capital of Scott Springfield Manufacturing for consideration totaling $184 million.  Scott Springfield Manufacturing is a Canadian-based manufacturer of air- handling units.  This acquisition expands our data center and indoor air quality product portfolios and manufacturing footprint and supports our growth strategy.  Prior to being acquired by us, Scott Springfield Manufacturing reported $110 million of net sales during the year ended December 31, 2023.  Since the date of the acquisition, we have reported the financial results of the Scott Springfield Manufacturing within the Climate Solutions segment.

Fiscal 2024 dispositions

On September 19, 2023, we sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  Our other coatings businesses continue to own and license spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, we reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, net sales of these two businesses totaled $6 million.  As a result of this transaction, we recorded a gain on sale of less than $1 million during the second quarter of fiscal 2024.

On October 31, 2023, we sold three automotive businesses based in Germany to affiliates of Regent, L.P.  The sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, supports our strategic prioritization of resources towards higher-margin technologies.  Prior to the disposition, we reported the financial results of these businesses within the Performance Technologies segment.  During fiscal 2024 and 2023, net sales of these three businesses totaled $54 million and $79 million, respectively.  As a result of the sale, we recorded a $4 million gain on sale during the third quarter of fiscal 2024.

See Note 2 of the Notes to Consolidated Financial Statements for further information regarding acquisitions and dispositions.

Fiscal 2024 highlights

Fiscal 2024 net sales increased $110 million, or 5 percent, from the prior year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales decreased $27 million, or 1 percent, primarily due to lower material costs and improved operating efficiencies.  Gross profit increased $137 million and gross margin improved 490 basis points to 21.8 percent.  SG&A expenses increased $40 million, primarily due to higher compensation-related expenses.  Operating income of $241 million during fiscal 2024 increased $91 million from the prior year, primarily due to higher earnings in our operating segments, partially offset by higher SG&A and restructuring expenses.

Fiscal 2023 highlights

Fiscal 2023 net sales increased $248 million, or 12 percent, from the prior year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments.  Cost of sales increased $168 million, or 10 percent, primarily due to higher sales volume and higher raw material costs.  Gross profit increased $80 million and gross margin improved 180 basis points to 16.9 percent.  SG&A expenses increased $19 million, primarily due to higher compensation-related expenses.  Operating income of $150 million during fiscal 2023 increased $31 million from the prior year, primarily due to higher gross profit, partially offset by the absence of a $56 million net impairment reversal recorded in the prior year related to the liquid-cooled automotive business.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2024, 2023 and 2022.

	Years ended March 31,
	2024		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,408	100.0%	$2,298	100.0%	$2,050	100.0%
Cost of sales	1,882	78.2%	1,909	83.1%	1,741	84.9%
Gross profit	526	21.8%	389	16.9%	309	15.1%
Selling, general and administrative expenses	274	11.4%	234	10.2%	215	10.5%
Restructuring expenses	15	0.6%	5	0.2%	24	1.2%
Impairment charges (reversals) - net	-	-	-	-	(56)	-2.7%
(Gain) loss on sale of assets	(4)	-0.2%	-	-	7	0.3%
Operating income	241	10.0%	150	6.5%	119	5.8%
Interest expense	(24)	-1.0%	(21)	-0.9%	(16)	-0.8%
Other expense – net	(2)	-0.1%	(4)	-0.2%	(2)	-0.1%
Earnings before income taxes	215	8.9%	125	5.5%	101	5.0%
(Provision) benefit for income taxes	(51)	-2.1%	28	1.2%	(15)	-0.7%
Net earnings	$163	6.8%	$154	6.7%	$86	4.2%

Year ended March 31, 2024 compared with year ended March 31, 2023
Fiscal 2024 net sales of $2,408 million were $110 million, or 5 percent, higher than the prior year, primarily due to higher average selling prices and a $28 million favorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $62 million and $43 million, respectively.

Fiscal 2024 cost of sales of $1,882 million decreased $27 million, or 1 percent, primarily due to lower raw material prices, which decreased $50 million, and, to a lesser extent, improved operating efficiencies.  These decreases were partially offset by a $22 million unfavorable impact of foreign currency exchange rates and higher labor and inflationary costs.  In addition, cost of sales was negatively impacted by an inventory purchase accounting adjustment of $2 million recorded at Corporate related to the acquisition of Scott Springfield Manufacturing.  As a percentage of sales, cost of sales decreased 490 basis points to 78.2 percent, primarily due to the favorable impact of higher sales, lower material costs, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $137 million and gross margin improved 490 basis points to 21.8 percent.

Fiscal 2024 SG&A expenses increased $40 million, or 17 percent.  As a percentage of sales, SG&A expenses increased by 120 basis points.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses, which increased approximately $22 million, and increases across other general and administrative expenses, such as higher product development costs, professional service fees, and employee travel expenses.  The compensation-related expenses included higher incentive compensation expenses driven by improved financial results, as compared with the prior year.  In addition, we recorded $2 million of costs related to the acquisition and integration of Scott Springfield Manufacturing in fiscal 2024.

Restructuring expenses during 2024 increased $10 million compared with the prior year, primarily due to higher severance expenses in the Performance Technologies segment.

We sold three automotive businesses based in Germany on October 31, 2023.  As a result of the sale, we recorded a $4 million gain on sale at Corporate during fiscal 2024.

Operating income of $241 million in fiscal 2024 increased $91 million compared with the prior year, primarily due to a $137 million increase in gross profit, partially offset by higher SG&A and restructuring expenses.

Interest expense in fiscal 2024 increased $3 million compared with the prior year, primarily due to unfavorable changes in interest rates and borrowings on our revolving credit facility that we used to fund a portion of the purchase price for the acquisition of Scott Springfield Manufacturing, partially offset by the absence of $1 million of costs recorded in the prior year related to a credit agreement amendment.

The provision for income taxes was $51 million in fiscal 2024, compared with a benefit for income taxes of $28 million in fiscal 2023.  The $79 million change was primarily due to the absence of a $57 million income tax benefit recorded in the prior year related to the reversal of the valuation allowance on certain deferred tax assets in the U.S. and higher earnings in the current year, as compared with the prior year.  These drivers, which increased the provision for income taxes, were partially offset by a $3 million income tax benefit recorded in fiscal 2024 related to the sale of three automotive businesses in Germany.

Year ended March 31, 2023 compared with year ended March 31, 2022
Fiscal 2023 net sales of $2,298 million were $248 million, or 12 percent, higher than the prior year, primarily due to higher sales volume in both of our segments and higher average selling prices, including adjustments in response to raw material price increases.  These increases were partially offset by a $111 million unfavorable impact of foreign currency exchange rates.  Sales in the Performance Technologies and Climate Solutions segments increased $144 million and $101 million, respectively.

Fiscal 2023 cost of sales of $1,909 million increased $168 million, or 10 percent, primarily due to higher sales volume and higher raw material prices, which increased $34 million.  These increases were partially offset by a $95 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 180 basis points to 83.1 percent, primarily due to the favorable impact of higher sales, partially offset by higher material, labor and other inflationary costs.

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

The net impairment reversal of $56 million during fiscal 2022 primarily related to the liquid-cooled automotive business within the Performance Technologies segment.   In connection with the termination of an agreement to sell this business, we reversed a significant amount of previously-recorded impairment charges during fiscal 2022.

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

The benefit for income taxes was $28 million in fiscal 2023, compared with a provision for income taxes of $15 million in fiscal 2022.  The $43 million change was primarily due to a $57 million income tax benefit recorded in fiscal 2023 related to the reversal of the valuation allowance on certain deferred tax assets in the U.S., partially offset by the absence of a net $11 million income tax benefit related to valuation allowances on deferred tax assets in foreign jurisdictions in the prior year.

Segment Results of Operations

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar HVAC&R markets and customers.  We expect that unifying these complementary businesses will allow us to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.  Beginning for fiscal 2025, we will report financial results under the new segment structure.

Climate Solutions
	Years ended March 31,
	2024		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,055	100.0%	$1,012	100.0%	$911	100.0%
Cost of sales	779	73.9%	788	77.9%	744	81.7%
Gross profit	275	26.1%	224	22.1%	166	18.3%
Selling, general and administrative expenses	106	10.0%	97	9.6%	90	9.9%
Restructuring expenses	3	0.3%	2	0.2%	2	0.2%
Operating income	$167	15.8%	$124	12.3%	$73	8.1%

Year ended March 31, 2024 compared with year ended March 31, 2023
Climate Solutions net sales increased $43 million, or 4 percent, in fiscal 2024 compared with the prior year, primarily due to higher sales volume and a $14 million favorable impact of foreign currency exchange rates.  The higher sales volume includes $8 million of incremental sales from Scott Springfield Manufacturing, which we acquired on March 1, 2024.  Compared with the prior year, sales of data center cooling products increased $120 million, primarily due to higher sales to both hyperscale and colocation customers.  Sales of heat transfer and HVAC&R products decreased $77 million and $1 million, respectively.  The decrease in sales of heat transfer products was largely due to market weakness and lower customer demand compared with the prior year and the strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives.

Climate Solutions cost of sales decreased $9 million, or 1 percent, in fiscal 2024, primarily due to lower raw material prices, which decreased $19 million, and improved operating efficiencies.  These decreases were partially offset by increases resulting from higher sales volume, a $10 million unfavorable impact of foreign currency exchanges rates, and higher labor and inflationary costs and warranty expenses.  As a percentage of sales, cost of sales decreased 400 basis points to 73.9 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $51 million and gross margin improved 400 basis points to 26.1 percent.

Climate Solutions SG&A expenses increased $9 million compared with the prior year.  As a percentage of sales, SG&A expenses increased by 40 basis points.  The increase in SG&A expenses includes higher compensation-related expenses and increases across other general and administrative expenses.  In addition, SG&A expenses included $1 million of incremental amortization expense related to intangible assets recorded for the acquisition of Scott Springfield Manufacturing.

Restructuring expenses increased $1 million in fiscal 2024, primarily due to higher equipment transfer costs for product line transfers intended to achieve production efficiency improvements in connection with our 80/20 initiatives.

Operating income of $167 million during fiscal 2024 increased $43 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Year ended March 31, 2023 compared with year ended March 31, 2022
Climate Solutions net sales increased $101 million, or 11 percent, in fiscal 2023 compared with the prior year, primarily due to higher sales volume and higher average selling prices.  These increases were partially offset by a $52 million unfavorable impact of foreign currency exchange rates.  Compared with the prior year, sales of data center cooling, heat transfer, and HVAC&R products increased $36 million, $36 million, and $30 million, respectively.

Climate Solutions cost of sales increased $44 million, or 6 percent, in fiscal 2023, primarily due to higher sales volume, partially offset by a $44 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 380 basis points to 77.9 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies, partially offset by higher labor and inflationary costs.

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

Operating income in fiscal 2023 increased $51 million to $124 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies
	Years ended March 31,
	2024		2023		2022
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,378	100.0%	$1,316	100.0%	$1,172	100.0%
Cost of sales	1,127	81.8%	1,150	87.4%	1,030	87.9%
Gross profit	251	18.2%	166	12.6%	142	12.1%
Selling, general and administrative expenses	116	8.4%	98	7.4%	99	8.4%
Restructuring expenses	12	0.9%	3	0.2%	22	1.9%
Impairment charges (reversals) - net	-	-	-	-	(56)	-4.8%
Operating income	$123	9.0%	$66	5.0%	$77	6.6%

Year ended March 31, 2024 compared with year ended March 31, 2023
Performance Technologies net sales increased $62 million, or 5 percent, in fiscal 2024 compared with the prior year, primarily due to higher average selling prices and a $14 million favorable impact of foreign currency exchange rates.  These increases were partially offset by lower sales volume, including $25 million of lower sales from the three Germany automotive businesses that we sold on October 31, 2023.  Sales of advanced solutions, air-cooled and liquid-cooled products increased $37 million, $23 million, and $8 million, respectively.

Performance Technologies cost of sales decreased $23 million, or 2 percent, in fiscal 2024, primarily due to lower raw material prices, which decreased $31 million, and lower sales volume.  These decreases were partially offset by higher labor and inflationary costs and a $12 million unfavorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 560 basis points to 81.8 percent, primarily due to the favorable impact of higher sales and lower material costs, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $85 million and gross margin improved 560 basis points to 18.2 percent.

Performance Technologies SG&A expenses increased $18 million, or 18 percent, compared with the prior year.  As a percentage of sales, SG&A expenses increased by 100 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $10 million, and increases across other general and administrative expenses.

Restructuring expenses during fiscal 2024 totaled $12 million, an increase of $9 million compared with the prior year,  primarily due to higher severance-related expenses associated with the pending closure of a technical service center in Europe.

Operating income in fiscal 2024 increased $57 million to $123 million, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Year ended March 31, 2023 compared with year ended March 31, 2022
Performance Technologies net sales increased $144 million, or 12 percent, in fiscal 2023 compared with the prior year, primarily due to higher sales volume and higher average selling prices, including adjustments in response to raw material price increases.  These increases were partially offset by a $59 million unfavorable impact of foreign currency exchange rates and, to a lesser extent, the absence of sales from the Austrian air-cooled automotive business, which we sold on April 30, 2021.  Sales of air-cooled, liquid-cooled, and advanced solutions products increased $86 million, $36 million, and $25 million, respectively.

Performance Technologies cost of sales increased $120 million, or 12 percent, primarily due to higher sales volume and higher raw material prices, which increased $29 million.  In addition, to a lesser extent, higher labor costs and higher depreciation expenses negatively impacted cost of sales.  During fiscal 2022, we did not depreciate the held for sale property, plant and equipment assets within the liquid-cooled automotive business until they reverted back to held and used classification during the third quarter of fiscal 2022.  These increases were partially offset by a $52 million favorable impact of foreign currency exchange rates.  As a percentage of sales, cost of sales decreased 50 basis points to 87.4 percent, primarily due to the favorable impact of higher sales volume and higher average selling prices, partially offset by higher material, labor and inflationary costs.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2024 of $60 million, and an available borrowing capacity of $177 million under our revolving credit facility.  Given our extensive international operations, approximately $53 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include debt and related interest payments, lease obligations, pension obligations, and obligations for capital expenditures.  Our global pension liabilities totaled $29 million as of March 31, 2024.  We expect to contribute approximately $9 million to our global pension plans during fiscal 2025.

Operating activities

Net cash provided by operating activities in fiscal 2024 was $215 million, an increase of $107 million from $108 million in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and, to a lesser extent, favorable net changes in working capital as compared with the prior year.  The favorable changes in working capital include an increase in customer deposits received in connection with sales contracts with long inventory lead times.

Net cash provided by operating activities in fiscal 2023 was $108 million, an increase of $96 million from $12 million in the prior year.  This increase in operating cash flow was primarily due to the favorable impact of higher earnings and favorable net changes in working capital, as compared with the prior year.

Investing activities

Capital expenditures
Capital expenditures of $88 million during fiscal 2024 increased $37 million compared with fiscal 2023.  Our capital spending in fiscal 2024 in the Climate Solutions and Performance Technologies segments totaled $51 million and $36 million, respectively.  Capital spending in the Climate Solutions segment includes investments supporting our strategic growth initiatives.  We are growing our data center business and recently purchased a new manufacturing site in the U.K., where we plan to expand production capacity for data center cooling products.  In addition, we opened a second facility in Serbia and are manufacturing coils for commercial and residential heat pump applications.  Capital expenditures in the Performance Technologies segment include tooling and equipment purchases in conjunction with new and renewal programs with customers.

Business and asset acquisitions
During fiscal 2024, we made cash payments totaling $186 million to acquire Scott Springfield Manufacturing and Napps.  In addition, we paid $12 million to purchase intellectual property and other specific assets from TMGcore, Inc.  These investments support our strategy to grow our data center cooling and indoor air quality product offerings in our Climate Solutions segment.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding acquisitions.

Financing activities

Debt
Our total debt outstanding increased $79 million to $432 million at March 31, 2024 compared with the prior year, primarily due to incremental borrowings on our revolving credit facility, which we used to fund a portion of the purchase price of Scott Springfield Manufacturing.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below.  Indebtedness under our credit agreements is secured by liens on substantially all domestic assets.  These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments, including dividends.  Also, the credit agreements may require prepayments in the event of certain asset sales.

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2024, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during fiscal 2025 and beyond.

See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Share repurchase program
We repurchased $13 million and $7 million of our common stock during fiscal 2024 and 2023, respectively.  As of March 31, 2024, we had $32 million of authorized share repurchases remaining under our current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares depends on a number of factors, including business conditions, other cash priorities, and stock price.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $366 million and $188 million, respectively, at March 31, 2024.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology.  The majority of our intangibles assets are related to our Climate Solutions segment and include $102 million of intangibles recently recorded from our acquisition of Scott Springfield Manufacturing.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

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

Determining the fair value of a reporting unit involves judgment and the use of estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rates used in determining discounted cash flows are rates corresponding to our cost of capital, adjusted for country- and business-specific risks where appropriate.  While we believe the assumptions used in our goodwill impairment tests are appropriate and result in a reasonable estimate of the fair value of each reporting unit, future events or circumstances could have a potential negative effect on the estimated fair value of our reporting units.  These events or circumstances include lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and continued inflationary market conditions.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.

At March 31, 2024, our goodwill totaled $231 million.  We conducted goodwill impairment tests as of March 31, 2024 by applying a fair value-based test and determined the fair value of the reporting units in each of our operating segments exceeded their respective book value.  A 10 percent decrease in the estimated fair value of each reporting unit would not have resulted in a different conclusion.

Acquisitions

From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position.  We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date.  We determine the estimated fair values using information available to us and engage third-party valuation specialists when necessary.  The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments.  While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.  We also estimate the useful lives of intangible assets to determine the amount of amortization expense to record in future periods.  We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.  During fiscal 2024, we acquired Scott Springfield Manufacturing and Napps.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Pension obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2024, our global pension liabilities totaled $29 million.  The most significant assumptions include the discount rate, expected return on plan assets, and mortality rates.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expense.  Our domestic pension plans are closed to new participants; therefore, participants in these plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.  The primary non-U.S. plans are maintained in Germany and Italy and are also closed to new participants and are substantially unfunded.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (i) the actual return earned on plan assets, (ii) historical rates of return on the various asset classes in the plan portfolio, (iii) projections of returns on those asset classes, (iv) the amount of active management of the assets, (v) capital market conditions and economic forecasts, and (vi) administrative expenses paid with the plan assets.  The rate of return on plan assets utilized in fiscal 2024 and 2023 was 6.5 percent and 7.0 percent, respectively.  For fiscal 2025, we have assumed a rate of 5.5 percent.  A change of 25 basis points in the expected rate of return on plan assets would impact our fiscal 2025 pension expense by less than $1 million.

The discount rate reflects rates available on high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2024 and 2023, for purposes of determining pension expense, we used a discount rate of 5.2 percent and 3.9 percent, respectively.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows for our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2025 pension expense and projected benefit obligation by less than $1 million and approximately $4 million, respectively.

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

Market Risks

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, supply chain challenges, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and military conflicts, including the current conflicts in Ukraine and in the Middle East and heightened tension in the Red Sea;

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

Operational Risks

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

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of a substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

•	The impact of the material weakness identified in our internal control over financial reporting related to IT system access in Europe on our financial reporting process;

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

Strategic Risks

•
Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses; and

•	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses.

Financial Risks

•
Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of increases in interest rates in relation to our variable-rate debt obligations;

•	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;

•	Costs arising from the integration of Scott Springfield Manufacturing and the timing and impact of potential purchase accounting adjustments;

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries.  We have manufacturing facilities in Brazil, Canada, China, India, Mexico, and throughout Europe.  We also have joint ventures in China and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2024, we recorded a net gain of less than $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro and the British pound sterling, the Brazilian real, and the Chinese yuan.  In fiscal 2024, approximately 49 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2024, changes in foreign currency exchange rates favorably impacted our sales by $28 million; however, the impact on our operating income was only $4 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2024, there would not have been a material impact on our fiscal 2024 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our multi-currency revolving credit facility, including swingline borrowings, is variable and is currently based on either SOFR or EURIBOR, plus 137.5 to 175 basis points, depending on our leverage ratio.  As a result, we are subject to risk of fluctuations in SOFR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.

As of March 31, 2024, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $205 million and $92 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2024, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2025 by approximately $3 million.

Commodity Price and Supply Risk

To produce the products we sell, we purchase raw materials and supplies including aluminum, copper, steel and stainless steel (nickel), brass, refrigerants, and gases such as natural gas, helium, and nitrogen.  In addition, we also purchase components and parts that are integrated into our end products.

We seek to mitigate commodity price risk primarily by adjusting product pricing in response to applicable price increases.  Our contracts with certain customers contain provisions that provide for prospective price adjustments based upon changes in raw material prices.  These prospective price adjustments generally lag behind the actual raw material price fluctuations by three months or longer, and the contract provisions are limited to the underlying material cost based upon a relevant pricing source, such as the London Metal Exchange, American Metal Market, or Platts index, and typically exclude additional cost elements, such as related metals premiums and fabrication.  In instances where the risk is not covered contractually, we seek to adjust product pricing in response to price increases, including through our quotation process and through price list increases.  Nevertheless, we are still subject to the risk of price increases on commodities, components, and other goods and services that we purchase.

We regularly engage with our suppliers to ensure availability of purchased commodities and components.  While the global supply chain challenges that were widespread in fiscal 2023 have largely eased and we do not currently anticipate significant shortages or delays from our key suppliers, we are subject to supply risk.  We use a limited number of supply sources for certain components, including aluminum, copper, steel and stainless steel (nickel) and are exposed to the risk that our suppliers may not be able or willing to meet our supply requirements due to strong customer demand, as they may not be able to increase their output capacity as quickly as customers increase their orders, or the potential effects of trade laws and tariffs, capacity constraints, financial instability, or other circumstances.

We also purchase parts from suppliers that use our tooling to create the parts.  In most instances, and for financial reasons, we do not have duplicate tooling for the manufacture of the purchased parts.  As a result, we are exposed to the risk of a supplier being unable to provide the quantity or quality of parts that we require.  Even in situations where suppliers are manufacturing parts without the use of our tooling, we face the challenge of obtaining consistently high-quality parts from suppliers that are financially stable.  We manage supplier risk by leveraging internal and third-party tools to identify and mitigate higher-risk supplier situations.

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2024, 35 percent of our trade accounts receivable was concentrated with our top ten customers.  These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, data center cooling, and commercial air conditioning and refrigeration markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the current inflationary market conditions.

We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2024;

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

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world, such as that caused by geopolitical uncertainly or pandemics, or downturns in markets in which we operate.  We sell a broad range of thermal solution systems to customers operating in diverse markets, including the commercial, industrial, and building HVAC&R, data center cooling and commercial vehicle, off-highway, and automotive and light vehicle markets.

Considering our global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes, sanctions, and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.  We pursue new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to electric vehicles, data centers, indoor air quality, and Gensets.  Our investments in these areas are subject to the risks associated with technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2024, 2023 and 2022
(In millions, except per share amounts)

	2024	2023	2022
Net sales	$2,407.8	$2,297.9	$2,050.1
Cost of sales	1,882.2	1,908.5	1,740.8
Gross profit	525.6	389.4	309.3
Selling, general and administrative expenses	273.9	234.0	215.1
Restructuring expenses	15.0	5.0	24.1
Impairment charges (reversals) – net	-	-	(55.7)
(Gain) loss on sale of assets	(4.0)	-	6.6
Operating income	240.7	150.4	119.2
Interest expense	(24.1)	(20.7)	(15.6)
Other expense – net	(2.0)	(4.4)	(2.1)
Earnings before income taxes	214.6	125.3	101.5
(Provision) benefit for income taxes	(51.2)	28.3	(15.2)
Net earnings	163.4	153.6	86.3
Net earnings attributable to noncontrolling interest	(1.9)	(0.5)	(1.1)
Net earnings attributable to Modine	$161.5	$153.1	$85.2

Net earnings per share attributable to Modine shareholders:
Basic	$3.08	$2.93	$1.64
Diluted	$3.03	$2.90	$1.62

Weighted-average shares outstanding:
Basic	52.4	52.3	52.0
Diluted	53.4	52.8	52.5

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Net earnings	$163.4	$153.6	$86.3
Other comprehensive income (loss):
Foreign currency translation	(5.6)	(18.9)	(8.3)
Defined benefit plans, net of income taxes of $1.6, $1.1 and $0 million	3.7	6.7	19.7
Cash flow hedges, net of income taxes of ($0.2), $0 and $0 million	(0.7)	0.1	0.1
Total other comprehensive income (loss)	(2.6)	(12.1)	11.5

Comprehensive income	160.8	141.5	97.8
Comprehensive income attributable to noncontrolling interest	(1.6)	-	(0.9)
Comprehensive income attributable to Modine	$159.2	$141.5	$96.9

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2024 and 2023
(In millions, except per share amounts)

	2024	2023
ASSETS
Cash and cash equivalents	$60.1	$67.1
Trade accounts receivable – net	422.9	398.0
Inventories	357.9	324.9
Other current assets	53.1	56.4
Total current assets	894.0	846.4
Property, plant and equipment – net	365.7	314.5
Intangible assets – net	188.3	81.1
Goodwill	230.9	165.6
Deferred income taxes	75.1	83.7
Other noncurrent assets	97.5	74.6
Total assets	$1,851.5	$1,565.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$12.0	$3.7
Long-term debt – current portion	19.7	19.7
Accounts payable	283.4	332.8
Accrued compensation and employee benefits	101.6	89.8
Other current liabilities	129.1	61.1
Total current liabilities	545.8	507.1
Long-term debt	399.9	329.3
Deferred income taxes	30.0	4.8
Pensions	27.7	40.2
Other noncurrent liabilities	92.6	84.9
Total liabilities	1,096.0	966.3
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.1 million and 55.4 million shares	35.0	34.6
Additional paid-in capital	283.7	270.8
Retained earnings	659.0	497.5
Accumulated other comprehensive loss	(163.4)	(161.1)
Treasury stock, at cost, 3.7 million and 3.3 million shares	(66.7)	(49.0)
Total Modine shareholders’ equity	747.6	592.8
Noncontrolling interest	7.9	6.8
Total equity	755.5	599.6
Total liabilities and equity	$1,851.5	$1,565.9

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$163.4	$153.6	$86.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.1	54.5	54.8
Impairment charges (reversals) – net	-	-	(55.7)
(Gain) loss on sale of assets	(4.0)	-	6.6
Stock-based compensation expense	10.8	6.6	5.7
Deferred income taxes	6.2	(59.6)	(3.8)
Other – net	6.1	4.8	3.1
Changes in operating assets and liabilities:
Trade accounts receivable	(8.3)	(40.7)	(55.6)
Inventories	(17.3)	(49.4)	(70.7)
Accounts payable	(59.1)	10.2	55.1
Accrued compensation and employee benefits	15.2	6.4	9.8
Other assets	12.0	19.6	(2.4)
Other liabilities	33.5	1.5	(21.7)
Net cash provided by operating activities	214.6	107.5	11.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(87.7)	(50.7)	(40.3)
Business acquisitions, net of cash acquired (see Note 2)	(186.2)	-	-
Purchase of TMGcore, Inc. technology and related assets (see Note 2)	(12.0)	-	-
Proceeds from (payments for) dispositions of assets	(0.8)	0.3	(7.6)
Proceeds from maturities of short-term investments	3.3	3.4	3.6
Purchases of short-term investments	-	(3.4)	(3.9)
Disbursements for loan origination (see Note 2)	-	-	(4.7)
Other – net	-	-	1.9
Net cash used for investing activities	(283.4)	(50.4)	(51.0)

Cash flows from financing activities:
Borrowings of debt	332.5	374.3	351.8
Repayments of debt	(260.4)	(403.4)	(306.7)
Borrowings (repayments) on bank overdraft facilities – net	6.3	3.0	(4.3)
Purchase of treasury stock under share repurchase program	(13.3)	(7.3)	-
Dividend paid to noncontrolling interest	(0.5)	(0.6)	(0.9)
Other – net	(1.9)	0.7	(0.7)
Net cash provided by (used for) financing activities	62.7	(33.3)	39.2

Effect of exchange rate changes on cash	(0.8)	(2.0)	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.9)	21.8	(0.7)
Cash, cash equivalents and restricted cash – beginning of year	67.2	45.4	46.1
Cash, cash equivalents and restricted cash – end of year	$60.3	$67.2	$45.4

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2024, 2023 and 2022
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2021	54.3	$33.9	$255.0	$259.2	$(161.2)	$(38.2)	$7.4	$356.1
Net earnings	-	-	-	85.2	-	-	1.1	86.3
Other comprehensive income (loss)	-	-	-	-	11.7	-	(0.2)	11.5
Stock options and awards	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(1.8)	-	(1.8)
Stock-based compensation expense	-	-	5.7	-	-	-	-	5.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Balance, March 31, 2022	54.8	34.2	261.6	344.4	(149.5)	(40.0)	7.4	458.1
Net earnings	-	-	-	153.1	-	-	0.5	153.6
Other comprehensive loss	-	-	-	-	(11.6)	-	(0.5)	(12.1)
Stock options and awards	0.6	0.4	2.6	-	-	-	-	3.0
Purchase of treasury stock	-	-	-	-	-	(9.0)	-	(9.0)
Stock-based compensation expense	-	-	6.6	-	-	-	-	6.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.6)	(0.6)
Balance, March 31, 2023	55.4	34.6	270.8	497.5	(161.1)	(49.0)	6.8	599.6
Net earnings	-	-	-	161.5	-	-	1.9	163.4
Other comprehensive loss	-	-	-	-	(2.3)	-	(0.3)	(2.6)
Stock options and awards	0.7	0.4	2.1	-	-	-	-	2.5
Purchase of treasury stock	-	-	-	-	-	(17.7)	-	(17.7)
Stock-based compensation expense	-	-	10.8	-	-	-	-	10.8
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Balance, March 31, 2024	56.1	$35.0	$283.7	$659.0	$(163.4)	$(66.7)	$7.9	$755.5

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 1:  Significant Accounting Policies

Nature of operations
Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative and environmentally responsible thermal management products and solutions to diversified global markets and customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  In addition, the Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  The Company’s primary product groups include i) heat transfer; ii) HVAC&R; iii) data center cooling; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

Acquisitions and dispositions
The Company accounts for acquired businesses using the acquisition method.  Under the acquisition method, the Company records assets acquired and liabilities assumed at their respective fair values.  If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition.  For asset purchases, the Company allocates the purchase price to the underlying assets based on their relative fair values.

During fiscal 2024, the Company acquired Scott Springfield Mfg. Inc., a Canadian-based manufacturer of air handling units, and substantially all of the net operating assets of Napps Technology Corporation, a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  In addition, the Company purchased intellectual property related to liquid immersion cooling technology from TMGcore, Inc.  Also during fiscal 2024, the Company sold three automotive businesses based in Germany and two coatings facilities in the United States.

During fiscal 2022, the Company sold its Austrian air-cooled automotive business and a previously-closed manufacturing facility in the U.S.

See Note 2 for information regarding the Company’s acquisitions and dispositions.

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

Trade accounts receivable
The Company records trade receivables at the invoiced amount. Trade receivables do not bear interest if paid according to the original terms. The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable. The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate. At March 31, 2024 and 2023, the allowance for credit losses was $2.7 million and $2.2 million, respectively.  The changes to the Company’s allowance for credit losses during fiscal 2024 and 2023 were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During fiscal 2024, 2023, and 2022, the Company sold $130.2 million, $150.6 million, and $126.4 million, respectively, of accounts receivable to accelerate cash receipts. During fiscal 2024, 2023, and 2022, the Company recorded costs totaling $1.6 million, $1.2 million, and $0.3 million, respectively, related to selling accounts receivable in the consolidated statements of operations.

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

Tooling
The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2024 and 2023, Company-owned tooling totaled $16.1 million and $17.1 million, respectively.

In certain instances, tooling is owned by the customer.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2024 and 2023, customer-owned tooling receivables totaled $7.6 million and $10.9 million, respectively.

Stock-based compensation
The Company recognizes stock-based compensation using the fair value method. Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant and is recognized as expense over the respective vesting periods. See Note 5 for additional information.

Research and development
The Company expenses research and development costs as incurred within selling, general, and administrative (“SG&A”) expenses. During fiscal 2024, 2023, and 2022, research and development costs totaled $42.0 million, $44.0 million, and $50.3 million, respectively.

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

Short-term investments
The Company invests in time deposits with original maturities of more than three months but not more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2023, the Company’s short-term investments totaled $3.5 million. The Company had no short-term investments as of March 31, 2024.

Inventories
The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment
The Company records property, plant and equipment at cost. For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets. The Company expenses maintenance and repair costs as incurred. The Company capitalizes costs of improvements. Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations. Capital expenditures of $22.7 million, $13.6 million, and $9.0 million were accrued within accounts payable at March 31, 2024, 2023 and 2022, respectively.

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

Goodwill
The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment tests as of March 31, 2024 and determined the fair value of each of its reporting units exceeded the respective book value.  See Note 14 for additional information.

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

Assets held for sale
The Company classifies an asset as held for sale when (i) management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the sale have been initiated; (iv) the sale of the asset is expected to be completed within one year; and (v) it is unlikely that significant changes will be made to the plan.  Upon classification as held for sale, the Company records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell.  In addition, the Company ceases to record depreciation for assets held for sale. The Company had no assets classified as held for sale as of March 31, 2024 and 2023.

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

Supplemental cash flow information

	Years ended March 31,
	2024	2023	2022
Interest paid	$23.3	$18.4	$14.1
Income taxes paid	46.9	31.9	21.8

See Note 16 for supplemental cash flow information related to the Company’s leases.

New accounting guidance

Supplier finance programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosure of supplier finance programs including the key terms, outstanding obligations, and where such obligations are presented within the financial statements.  In addition, beginning for fiscal 2025, a roll forward of obligations under such programs is required annually.  The new guidance does not impact the recognition, measurement or financial statement presentation of supplier finance program obligations.  The Company adopted this guidance as of April 1, 2023.  In addition, the Company early adopted the disclosure requirements regarding roll forward information.

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution.  The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice.  The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program.  The Company is not party to the arrangements between the participating suppliers and the financial institution.  Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program are included within accounts payable in the consolidated balance sheets.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following table presents a roll forward of the Company’s obligations associated with its supplier finance program during fiscal 2024.

Obligations outstanding, March 31, 2023	$21.2
Invoices submitted	109.7
Invoices paid	(107.3)
Obligations outstanding, March 31, 2024	$23.6

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

Note 2: Acquisitions and Dispositions

Acquisition of Scott Springfield Mfg. Inc.
On March 1, 2024, the Company acquired all of the issued and outstanding shares in the capital of Scott Springfield Mfg. Inc. (“Scott Springfield Manufacturing”) for consideration totaling $184.1 million ($183.8 million net of cash acquired.)  The final purchase price is pending and will be adjusted for net working capital and certain other items, as defined by the purchase agreement. The Company paid $181.4 million upon transaction closing and expects to pay the seller $2.4 million during the first half of fiscal 2025, primarily for the working capital adjustment.  The Company utilized its revolving credit facility and cash on hand to fund the purchase price.

Based in Calgary, Canada, Scott Springfield Manufacturing is a leading manufacturer of air handling units to customers in the data center, telecommunications, healthcare, and aerospace markets.  This acquisition expands the Company’s product offerings and customer base in the high-growth data center and indoor air quality markets in the U.S. and Canada.  Prior to being acquired by the Company, Scott Springfield Manufacturing reported approximately $110.0 million of net sales during the year ended December 31, 2023.  Since the date of the acquisition, March 1, 2024, the Company has reported the financial results of the Scott Springfield Manufacturing business within the Climate Solutions segment.  For the one month in fiscal 2024 that the Company owned Scott Springfield Manufacturing, it included $7.9 million of net sales of the acquired business within its consolidated statement of operations.  Operating income attributable to the acquired business in fiscal 2024 was not significant and included the impact of the inventory fair value adjustment, as further described below.  In addition, the Company recorded $2.1 million of costs directly related to the acquisition and integration of Scott Springfield Manufacturing as SG&A expenses within the consolidated statement of operations during the year ended March 31, 2024.  These costs principally consisted of fees for i) transaction advisors, ii) legal, accounting, and other professional services, and iii) incremental costs directly associated with integration activities.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company has preliminarily allocated the purchase price of Scott Springfield Manufacturing to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date, as follows:

Cash and cash equivalents	$0.3
Trade accounts receivable	27.5
Inventories	20.9
Property, plant and equipment	6.0
Intangible assets	102.3
Goodwill	65.2
Other assets	4.0
Accounts payable	(8.6)
Accrued compensation and employee benefits	(1.3)
Deferred income taxes	(24.4)
Other liabilities	(7.8)
Purchase price	$184.1

At the time the March 31, 2024 financial statements were finalized, the Company was continuing its review of the fair value estimates for certain assets acquired, including intangible assets, and liabilities assumed.  As part of its purchase accounting and integration activities, the Company is in the process of assessing, refining and harmonizing the internal controls and accounting processes of the acquired business with those of the Company.  As part of this process, the Company is continuing to review the appropriateness of accruals and reserves, including those related to accounts receivable, inventory, and product warranties.  In addition, the final determination of the purchase price is pending calculations of working capital and other adjustments.  As such, the allocation of purchase price above is considered preliminary.  The Company expects to complete its accounting for the acquisition of Scott Springfield Manufacturing during the first half of fiscal 2025.

The Company primarily based its fair value estimates upon third-party valuations using assumptions developed by management and other information compiled by management, including, but not limited to, future expected cash flows.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $65.2 million, none of which is expected to be deductible for income tax purposes.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition includes Scott Springfield Manufacturing’s workforce and anticipated future revenue and cost synergies.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain classes of acquired assets.  The fair values were primarily based upon significant inputs that are not observable in the market and thus represent Level 3 measurements.  See Note 4 for information regarding Level 3 fair value measurements.

Inventories:  The Company determined the fair value of acquired inventory by estimating the selling price of finished goods inventory, less an estimate of costs to be incurred to complete work-in-process inventory.  For raw materials acquired, the Company estimated the cost of replacement.  As a result, the Company wrote-up acquired inventory by $3.2 million.  The Company charged $1.6 million of this write-up to cost of sales in March 2024 and expects to charge the remaining $1.6 million to cost of sales during the first quarter of fiscal 2025, as the remaining underlying inventory is sold.

Property, plant and equipment:  The Company valued property, plant and equipment primarily utilizing the cost and market approaches.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility and adjusting the value in consideration of depreciation as of the acquisition date.  The cost approach relies on assumptions regarding replacement costs and the age and estimated remaining useful lives of the assets.  The market approach considers values on secondary equipment markets for similar assets.  The fair value of property, plant and equipment will be recognized as depreciation expense in our results of operations over the expected remaining useful lives of the assets.

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

	Gross	Weighted-
	Carrying	Average
	Value	Useful Life
Customer relationships	$66.9	12 years
Order backlog	22.6	1 year
Trade name	12.8	10 years
Total intangible assets acquired	$102.3

Customer relationships represent the estimated fair value of Scott Springfield Manufacturing’s business relationship with existing customers.  Order backlog represents the estimated fair value of open purchase orders as of the acquisition date.  The fair values for the customer relationship and order backlog intangible assets were determined using the multi-period excess earnings method, in which the value is derived by projecting the future anticipated after-tax cash flows attributable to the customer relationships and order backlog.  Key inputs used in the valuation included future revenue growth rates, customer attrition rates, and discount rates.

The Company determined the value of the acquired Scott Springfield Manufacturing trade name using the relief-from-royalty method, a variation of the income approach, which applies an assumed royalty rate to revenue expected to be derived under the acquired trade name.  The fair value was estimated to be the present value of the royalties saved because the Company owns the trade name.

The following unaudited supplemental pro forma information presents the Company’s consolidated results of operations as though the acquisition of Scott Springfield Manufacturing had occurred at the beginning of fiscal 2023.  This pro forma financial information is presented for illustrative purposes only and is not considered to be indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the operating results that may be obtained in the future.

	Years ended March 31,
	2024	2023
Net sales	$2,507.5	$2,346.2
Net earnings attributable to Modine	164.3	126.3

The supplemental pro forma financial information above is based upon the Company’s historical results and the historical results of Scott Springfield Manufacturing, which have been translated from Canadian dollars to U.S. dollars using the historical average foreign exchange rates.  The proforma information includes adjustments for: (i) annual amortization and depreciation expense totaling approximately $20.0 million for fiscal 2023 and approximately $9.0 million for fiscal 2024 for acquired tangible and intangible assets, (ii) estimated annual interest expense of approximately $6.0 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within Canada.  In addition, the pro forma financial information assumes that both $2.0 million of acquisition-related transaction costs, not including costs for integration-related activities, and $3.2 million of inventory purchase accounting adjustments were incurred during fiscal 2023.  The pro forma financial information does not reflect any expected revenue or cost synergies.

Purchase of TMGcore, Inc. intellectual property
In January 2024, the Company purchased intellectual property and other specific assets from TMGcore, Inc., a specialist in single- and two-phase liquid immersion cooling technology for data centers.  The Company expects to utilize the liquid cooling immersion technology to support its growth strategy of expanding its global data center product offerings.  The initial purchase price of the assets was $12.0 million.  The Company allocated $11.4 million to acquired technology, which it will amortize over a 10-year useful life, and the remaining $0.6 million to property, plant and equipment.  Additional contingent consideration may be payable to the seller in fiscal 2029.  The amount of any additional consideration is dependent upon future financial metrics associated with the acquired technology.  At this time, the Company cannot estimate the amount or range of additional consideration that may be payable to the seller in fiscal 2029.  In line with asset acquisition accounting rules under U.S. GAAP, the Company will record an accrual for the contingent consideration if and when it becomes probable and estimable.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Acquisition of Napps Technology Corporation
On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”) for consideration totaling $5.8 million.  The Company paid $4.8 million during fiscal 2024 and, based upon the terms of the agreement, expects to pay the remaining $1.0 million to the seller one year after closing.

Napps is a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps.  This acquisition expands the Company’s indoor air quality product portfolio and supports its growth strategy and mission of improving indoor air quality.  Since the date of the acquisition, the Company has reported the financial results of the Napps business within the Climate Solutions segment.  For the fiscal year ended March 31, 2024, the Company included $4.5 million of net sales within its consolidated statement of operations attributable to nine months of Napps operations.

The Company has completed the purchase price allocation for its acquisition of Napps.  The purchase price of $5.8 million was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  The Company engaged a third-party valuation specialist to assist in determining the fair value of the acquired intangible assets.  The valuation analysis considered the expected future cash flows of the acquired business.  The Company recorded $2.9 million of intangible assets, including customer relationship and acquired technology assets.  The Company is amortizing the acquired intangible assets using a weighted-average life of approximately ten years.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $1.0 million, which is deductible for income tax purposes.

The Company’s allocation of the purchase price was as follows:

Trade accounts receivable	$1.2
Inventories	1.3
Property, plant and equipment and other assets	0.1
Intangible assets	2.9
Goodwill	1.0
Accounts payable and other liabilities	(0.7)
Purchase price	$5.8

Disposition of two coatings facilities
In September 2023, the Company sold two coatings facilities, located in California and Florida, to Protecall, LLC.  These facilities provide aftermarket application services, in which HVAC units are sprayed with an anti-corrosion protective coating.  The Company’s other coatings businesses continue to own and license its spray-applied coatings used in aftermarket applications and are strategically pursuing growth through product licensing arrangements.  Prior to the disposition, the Company reported the financial results of these businesses within the Performance Technologies segment.  In fiscal 2023, the net sales of these two businesses totaled $6.4 million.  As a result of this transaction, the Company wrote-off $0.7 million of goodwill attributable to the disposed businesses and recorded a gain on sale of less than $0.1 million during fiscal 2024.

Disposition of Germany automotive businesses
On October 31, 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P.  The sale of these businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, is in line with the Company’s strategic prioritization of resources towards higher-margin technologies.  The Company determined the disposal group did not qualify as a discontinued operation for reporting purposes under U.S. GAAP.  As part of its evaluation, the Company considered anticipated future sales in Europe to automotive and other vehicular customers with similar product offerings and using similar heat-transfer technology within the Performance Technologies segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The net transaction price for the sale of the disposal group was less than $1.0 million.  As a result of the sale, the Company recorded a $4.0 million gain on sale during fiscal 2024, primarily driven by the net liability position of the disposal group at the time of sale.  In addition, the gain on sale includes the write-off of $0.6 million of net actuarial gains related to the disposal group’s pension plans.  The Company reported the $4.0 million gain on the gain on sale of assets line within the consolidated statement of operations.

Prior to the disposition, the Company reported the financial results of the disposal group within its Performance Technologies segment.  Net sales of the disposal group included within the Company’s consolidated statements of operations for fiscal 2024 and 2023 totaled $54.2 million and $79.0 million, respectively.

Automotive business previously held for sale
During fiscal 2022, in connection with the termination of an agreement to sell the liquid-cooled automotive business within its Performance Technologies segment, the Company determined that the business no longer met the requirements to be classified as held for sale.  The Company remeasured the long-lived assets reverting back to held and used classification at the lower of their (i) carrying value, as if held for sale classification had not been met; or (ii) fair value at the date of the decision not to sell.  The long-lived assets primarily consisted of property, plant and equipment assets and were fully impaired while classified as held for sale.  For purposes of the remeasurement, the Company engaged third-party valuation specialists to assist in estimating the fair values of the assets.  The Company primarily used the market and cost valuation approaches and utilized third-party information from various industry-accepted sources, including applicable government-published statistics and data from appraisal and resale service providers.  As a result of the remeasurement, the Company recorded a net impairment reversal of $56.0 million during fiscal 2022 within the impairment charges (reversals) line on the consolidated statement of operations.  In addition, the Company resumed depreciating the property, plant and equipment assets of the liquid-cooled automotive business based on the remeasured asset values during the third quarter of fiscal 2022.

Disposition of Austrian air-cooled automotive business
During fiscal 2022 the Company sold its Austrian air-cooled automotive business to Schmid Metall GmbH.  As a result of this transaction, the Company recorded a loss of $6.6 million during fiscal 2022, which included the write-off of $1.7 million of net actuarial losses related to its pension plan.  The Company reported this loss within the loss on sale of assets line on the consolidated statement of operations.  Upon transaction closing, $5.9 million of cash within the business transferred to the buyer.  Later in fiscal 2022, the Company paid the buyer $2.4 million upon the finalization of a purchase price adjustment for net working capital and certain other items.  Financial results of this business, prior to the disposition, are reported within the Performance Technologies segment.  For the one month in fiscal 2022 that the Company owned this business, it included $5.3 million of net sales within its consolidated statement of operations.

In connection with the sale of this business, the Company provided the buyer with a 5-year, €4.0 million loan facility.  Borrowings under the agreement currently bear interest at 7.8 percent.  During fiscal 2022, the Company disbursed €4.0 million ($4.7 million) to the buyer under this facility.  At both March 31, 2024 and 2023, the Company recorded the loan receivable within other noncurrent assets on its consolidated balance sheet because the Company expects to receive the principal repayment more than twelve months from the balance sheet date.

Disposition of previously-closed facility in fiscal 2022
During fiscal 2022, the Company sold a previously-closed manufacturing facility in the U.S. and received net cash proceeds of $0.7 million.  As a result of the sale, the Company recorded an impairment charge of $0.3 million within the Climate Solutions segment to write down the property to fair value less costs to sell.

Note 3:  Revenue Recognition

The Company generates revenue from selling innovative thermal management products and solutions to diversified global markets and customers.  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms.  The Company records an allowance for credit losses and accrues for estimated warranty costs at the time of sale.  These estimates are based upon historical experience, current business trends, and current economic conditions.  The Company accounts for shipping and handling activities as fulfillment costs rather than separate performance obligations and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales.  The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days.  As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price.  The Company has not disclosed the value of unsatisfied performance obligations because the revenue associated with customer contracts for which the original expected performance period is greater than one year is immaterial.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a description of the Company’s principal revenue-generating activities:

Climate Solutions
The Climate Solutions segment principally generates revenue from selling heat transfer products, HVAC&R products, and data center cooling solutions.  Heat transfer products include heat recovery and round tube plate fin coils.  Heating products include unit heaters, roof-mounted direct- and indirect-fired makeup air units, duct furnaces, infrared units and perimeter heating products.  Indoor air quality products include ventilation and air conditioning products, such as single packaged unit ventilators, modular chillers, air handler units, condensing units and ceiling cassettes.  Refrigeration products include evaporator unit coolers, remote condensers and fluid, gas, dry, and brine coolers.  In addition, the segment provides products to the industrial power generation markets.  Data center cooling products include IT cooling solutions, including precision air conditioning units for data center applications; computer room air conditioning and computer room air handler units; hybrid fan coils; fan walls; chillers; condensers; condensing units; and liquid cooling solutions for high-density computing.

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

For sales to customers whose contract cancellation terms provide an enforceable right to payment for customized products and solutions, the Climate Solutions segment recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations. The segment measures progress by evaluating the production status toward completion of ordered products not yet shipped to its customers.

Performance Technologies
The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical power, increase fuel economy and lower emissions in light of increasingly stringent government regulations.  The Performance Technologies segment designs and manufactures air- and liquid-cooled heat exchangers for vehicular, stationary power, and industrial applications.  Air-cooled products consist primarily of powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks; and cooling module generator sets.  Liquid-cooled products include engine oil coolers, EGR coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers.  In addition, the Performance Technologies segment provides advanced solutions, designed to improve battery range and vehicle life, to zero-emission and hybrid commercial vehicle, off-highway machine and automotive customers.  These solutions include battery thermal management systems, electronics cooling packages, and battery chillers.  The advanced solutions provided by the segment also include coating products and application services that extend the life of equipment and components by protecting against corrosion.

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

Beginning in fiscal 2024 and in connection with the Company’s strategic transformation and continued application of 80/20 principles across its businesses, the Company has refined its reporting of disaggregated revenue within the Climate Solutions segment to be more consistent with how the segment has aligned its teams around three market-based verticals: i) heat transfer products; ii) HVAC&R; and iii) data center cooling.  For the refined fiscal 2024 presentation, the Company reports revenue based upon the respective product lines and related customer relationships managed by each market-based vertical team.  See Note 22 for additional information regarding the Company’s operating segments.  The disaggregated revenue information presented in the tables below for fiscal 2023 and 2022 has been recast to be comparable with the fiscal 2024 presentation.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2024
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$419.9	$-	$419.9
HVAC&R	340.5	-	340.5
Data center cooling	294.2	-	294.2
Air-cooled	-	681.2	681.2
Liquid-cooled	-	491.6	491.6
Advanced solutions	-	180.4	180.4
Inter-segment sales	-	24.8	24.8
Net sales	$1,054.6	$1,378.0	$2,432.6

Geographic location:
Americas	$607.9	$764.2	$1,372.1
Europe	420.3	420.3	840.6
Asia	26.4	193.5	219.9
Net sales	$1,054.6	$1,378.0	$2,432.6

Timing of revenue recognition:
Products transferred at a point in time	$1,015.3	$1,313.4	$2,328.7
Products transferred over time	39.3	64.6	103.9
Net sales	$1,054.6	$1,378.0	$2,432.6

	Year ended March 31, 2023
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$496.7	$-	$496.7
HVAC&R	341.0	-	341.0
Data center cooling	173.8	-	173.8
Air-cooled	-	658.6	658.6
Liquid-cooled	-	483.9	483.9
Advanced solutions	-	143.9	143.9
Inter-segment sales	0.4	29.8	30.2
Net sales	$1,011.9	$1,316.2	$2,328.1

Geographic location:
Americas	$580.9	$702.0	$1,282.9
Europe	406.0	408.5	814.5
Asia	25.0	205.7	230.7
Net sales	$1,011.9	$1,316.2	$2,328.1

Timing of revenue recognition:
Products transferred at a point in time	$959.8	$1,242.3	$2,202.1
Products transferred over time	52.1	73.9	126.0
Net sales	$1,011.9	$1,316.2	$2,328.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
	Year ended March 31, 2022
	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Heat transfer	$460.4	$-	$460.4
HVAC&R	311.5	-	311.5
Data center cooling	138.2	-	138.2
Air-cooled	-	572.3	572.3
Liquid-cooled	-	448.3	448.3
Advanced solutions	-	119.4	119.4
Inter-segment sales	0.4	32.4	32.8
Net sales	$910.5	$1,172.4	$2,082.9

Geographic location:
Americas	$485.9	$585.6	$1,071.5
Europe	396.7	375.7	772.4
Asia	27.9	211.1	239.0
Net sales	$910.5	$1,172.4	$2,082.9

Timing of revenue recognition:
Products transferred at a point in time	$889.3	$1,093.7	$1,983.0
Products transferred over time	21.2	78.7	99.9
Net sales	$910.5	$1,172.4	$2,082.9

Contract balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2024	March 31, 2023
Contract assets	$12.9	$19.3
Contract liabilities	79.4	21.5

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $6.4 million decrease in contract assets during fiscal 2024 primarily resulted from a decrease in capitalized costs related to customer-owned tooling contracts and contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling.  The $57.9 million increase in contract liabilities during fiscal 2024 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations, largely associated with contracts with long inventory lead times.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2024 and 2023, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $4.1 million and $2.3 million, respectively.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2024
	Level 1	Level 2	Total

Money market investments	$-	$6.7	$6.7
Fixed income securities	-	45.3	45.3
Pooled equity funds	7.0	-	7.0
U.S. government and agency securities	-	57.0	57.0
Other	1.1	5.7	6.8
Fair value excluding investments measured at net asset value	8.1	114.7	122.8
Investments measured at net asset value			27.7
Total fair value			$150.5

	March 31, 2023
	Level 1	Level 2	Total

Money market investments	$-	$1.9	$1.9
Pooled equity funds	34.9	-	34.9
Other	-	0.4	0.4
Fair value excluding investment measured at net asset value	34.9	2.3	37.2
Investments measured at net asset value			116.1
Total fair value			$153.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2024 and 2023, the Company held no Level 3 assets within its pension plans.

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

Note 5:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (i) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards granted for retention and performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors.  The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2024 were issued under the Company’s Amended and Restated 2020 Incentive Compensation Plan.  In fiscal 2024, the Company granted performance-based stock awards and restricted stock awards.  In fiscal 2023 and 2022, the Company granted performance cash awards, restricted stock awards, and stock options.  At present, the Company settles equity-based grants through the issuance of new common shares.  As of March 31, 2024, approximately 1.5 million shares authorized under the Amended and Restated 2020 Incentive Compensation Plan remain available for future grants.  Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $10.8 million, $6.6 million, and $5.7 million in fiscal 2024, 2023, and 2022, respectively.

Stock options
The Company recorded $1.0 million, $1.2 million, and $1.1 million of compensation expense related to stock options in fiscal 2024, 2023, and 2022, respectively.  The grant date fair value of stock options that vested during fiscal 2024, 2023, and 2022, was $1.2 million, $1.0 million, and $0.9 million, respectively.  As of March 31, 2024, the total compensation expense not yet recognized related to non-vested stock options was $1.1 million and the weighted-average period in which the remaining expense is expected to be recognized was 1.2 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2023	2022
Fair value of options	$6.99	$8.79
Expected life of awards in years	6.0	6.1
Risk-free interest rate	3.0%	1.1%
Expected volatility of the Company’s stock	57.8%	56.5%
Expected dividend yield on the Company’s stock	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant.  The risk-free interest rate was based upon yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based upon changes in the Company’s historical common stock prices over the same time period as the expected life of the awards.  The expected dividend yield is zero, as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based upon historical patterns and the terms of the options.  The Company did not grant options in fiscal 2024.  Based upon the terms of the fiscal 2023 awards, stock options vest 33 percent, 33 percent, and 34 percent per year for three years, respectively. Stock option grants preceding the fiscal 2023 grant vest 25 percent per year for four years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
A summary of stock option activity for fiscal 2024 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning of year	0.9	$12.28
Granted	-	-
Exercised	(0.2)	11.08
Forfeited or expired	(0.1)	11.13
Outstanding, end of year	0.6	$12.78	6.7	$51.9

Exercisable, March 31, 2024	0.4	$13.00	6.2	$29.8

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2024 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2024	2023	2022
Intrinsic value of stock options exercised	$12.4	$1.5	$0.1
Proceeds from stock options exercised	2.6	2.9	1.4

Restricted stock
The Company recorded $5.3 million, $5.4 million, and $5.0 million of compensation expense related to restricted stock in fiscal 2024, 2023, and 2022, respectively.  The grant date fair value of restricted stock awards that vested during fiscal 2024, 2023, and 2022 was $4.6 million, $4.7 million, and $4.4 million, respectively.  At March 31, 2024, the Company had $7.1 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 1.5 years.  The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  Based upon the terms of the annual awards, restricted stock awards vest 33 percent, 33 percent, and 34 percent per year for three years, respectively.  Restricted stock award grants preceding the fiscal 2023 grant vest 25 percent per year for four years.  Restricted stock awards granted to non-employee directors in fiscal 2024 vest one year from the time of grant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
A summary of restricted stock activity for fiscal 2024 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning of year	0.8	$12.95
Granted	0.2	37.59
Vested	(0.4)	12.96
Forfeited	(0.1)	13.14
Non-vested balance, end of year	0.5	$21.08

Restricted stock – performance-based shares
The Company granted performance-based stock awards in fiscal 2024.  The Company granted performance-based cash awards in fiscal 2023 and 2022 in lieu of performance-based stock awards.  For performance-based stock awards, the Company values the awards using the closing market price of its common shares on the date of grant.  In fiscal 2024, the Company recorded $4.5 million of compensation expense related to performance-based stock awards.  During fiscal 2023 all performance-based awards were cash-based, therefore, the Company did not recognize compensation expense related to performance-based stock awards.  In fiscal 2022, the Company recorded a $0.4 million benefit related to the performance-based stock awards granted in fiscal 2020.  The payout earned for the fiscal 2020 awards was less than previously estimated.  At March 31, 2024, the Company had $10.8 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.

The payouts earned under the performance portion of the award program are based upon the attainment of certain financial targets over a three-year period and are paid after the end of that three-year performance period, if the performance targets have been achieved.  The performance metrics for the performance-based awards granted in fiscal 2024, 2023, and 2022 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period, commencing with the fiscal year of grant.

Note 6:  Restructuring Activities

During fiscal 2024, restructuring and repositioning expenses primarily consisted of severance expenses.  During fiscal 2024, the Company recorded $12.9 million of severance expenses, of which $11.5 million were recorded in the Performance Technologies segment and primarily relate to the pending closure of a technical service center in Europe.  In addition, the Company incurred equipment transfer costs within the Climate Solutions and Performance Technology segments.  These restructuring activities are part of the Company’s transformational initiatives supported by 80/20 principles and include product line transfers intended to achieve production efficiency improvements in its manufacturing facilities.

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

During fiscal 2022,  the Company committed to restructuring actions to reduce SG&A and operational expenses, particularly within the Performance Technologies segment.  During fiscal 2022, the Company recorded $22.1 million of severance expenses, of which $20.3 million were recorded in the Performance Technologies segment and primarily related to targeted headcount reductions in Europe.  In addition, the Company implemented targeted headcount reductions in the Climate Solutions segment.  Also in fiscal 2022, the Company incurred equipment transfer costs within the Performance Technologies segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2024	2023	2022
Employee severance and related benefits	$12.9	$3.5	$22.1
Other restructuring and repositioning expenses	2.1	1.5	2.0
Total	$15.0	$5.0	$24.1

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2024	2023
Beginning balance	$10.6	$20.2
Additions	12.9	3.5
Payments	(7.8)	(12.4)
Disposition (a)	(2.5)	-
Effect of exchange rate changes	(0.2)	(0.7)
Ending balance	$13.0	$10.6

(a)	The Company sold three automotive businesses based in Germany during the third quarter of fiscal 2024. See Note 2 for additional information regarding the sale.

Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2024	2023	2022
Interest income	$4.3	$1.3	$0.4
Foreign currency transactions (a)	(3.0)	(3.7)	(1.4)
Net periodic benefit cost (b)	(3.3)	(2.0)	(1.1)
Total other expense - net	$(2.0)	$(4.4)	$(2.1)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 8:  Income Taxes

The U.S. and foreign components of earnings before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2024	2023	2022
Components of earnings before income taxes:
United States	$37.2	$12.5	$0.4
Foreign	177.4	112.8	101.1
Total earnings before income taxes	$214.6	$125.3	$101.5

Income tax provision (benefit):
Federal:
Current	$1.6	$1.5	$0.1
Deferred	7.1	(47.5)	-
State:
Current	2.4	2.3	1.1
Deferred	(0.9)	(11.4)	-
Foreign:
Current	41.0	27.5	17.8
Deferred	-	(0.7)	(3.8)
Total income tax provision (benefit)	$51.2	$(28.3)	$15.2

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2024	2023	2022
Statutory federal tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.5	(0.1)	1.4
Taxes on non-U.S. earnings and losses	3.7	5.8	3.5
Valuation allowances	2.5	(42.9)	(8.8)
Tax credits and benefits	(2.6)	(4.5)	(3.4)
Compensation	0.3	0.7	0.6
Tax rate or law changes	-	(0.2)	0.6
Uncertain tax positions, net of settlements	(0.2)	0.4	(0.2)
Notional interest deductions	(1.2)	(1.7)	(2.7)
Dividends and taxable foreign inclusions	0.4	0.9	1.6
Other	(0.5)	(2.0)	1.4
Effective tax rate	23.9%	(22.6%)	15.0%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company’s fiscal 2024 effective tax rate was favorably impacted by a $3.1 million tax benefit related to the sale of three automotive businesses based in Germany, which is presented in the table above within dividends and taxable foreign inclusions.  The Company’s fiscal 2023 effective tax rate was favorably impacted by an income tax benefit related to the reversal of a valuation allowance on deferred tax assets in the U.S.  The effective tax rate in fiscal 2022 was significantly impacted by an impairment reversal related to the liquid-cooled automotive business and income tax charges or benefits related to valuation allowances.  See Note 2 for information regarding the sale of the three automotive businesses in fiscal 2024 and the impairment reversal in fiscal 2022.  The income tax charges or benefits related to valuation allowances are described below.

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

Based upon its analyses during fiscal 2024, the Company recorded net tax expense to increase deferred tax asset valuation allowances by $5.4 million.

Based upon its analyses during fiscal 2023, the Company reversed the valuation allowance related to certain deferred tax assets in the U.S. and, as a result, recorded an income tax benefit of $57.3 million.  The Company had previously maintained a full valuation allowance against net deferred tax assets in the U.S. since fiscal 2021.  During fiscal 2023, the Company determined it was more likely than not that these deferred tax assets in the U.S. would be realized after consideration of both positive and negative objectively verifiable evidence.  The Company placed substantial weight on its fiscal 2022 and 2023 earnings, which resulted in a significant cumulative three-year income position.  The Company also considered forecasted future earnings in certain key businesses.  The Company maintained, however, a valuation allowance on the portion of the deferred tax assets in the U.S. related to certain federal and state tax attributes that are not expected to be realized prior to expiration.  In addition, the Company recorded net tax expense to increase other deferred tax asset valuation allowances by $3.6 million.

Based upon its analyses during fiscal 2022, the Company determined it was more likely than not that the deferred tax assets in certain foreign jurisdictions would be realized.  As a result, the Company reversed the valuation allowances related to these deferred tax assets and recorded income tax benefits totaling $13.0 million.  The Company’s analyses included consideration of the termination of a sale agreement for the liquid-cooled automotive business and the related impairment reversal.  Separately, the Company determined it was more likely than not that the deferred tax assets in a foreign jurisdiction would not be realized.  As a result, the Company recorded an income tax charge of $1.6 million.  Together, these valuation allowance adjustments resulted in a net income tax benefit of $11.4 million during fiscal 2022.  In addition, the Company recorded net tax expense to increase other deferred tax asset valuation allowances by $2.5 million.

At March 31, 2024, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $42.9 million and $20.1 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$0.7	$0.9
Inventories	6.3	6.0
Plant and equipment	12.0	17.2
Lease liabilities	19.1	15.9
Pension and employee benefits	27.7	24.1
Net operating and capital losses	45.9	55.4
Credit carryforwards	45.3	49.0
Research and experimental expenditures	12.2	8.0
Other, principally accrued liabilities	11.2	13.2
Total gross deferred tax assets	180.4	189.7
Less: valuation allowances	(63.0)	(61.6)
Net deferred tax assets	117.4	128.1

Deferred tax liabilities:
Plant and equipment	7.2	7.5
Lease assets	18.8	15.7
Goodwill	4.8	4.8
Intangible assets	40.9	20.1
Other	0.6	1.1
Total gross deferred tax liabilities	72.3	49.2
Net deferred tax assets	$45.1	$78.9

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2024	2023
Beginning balance	$9.7	$9.3
Gross increases - tax positions in prior period	0.5	0.2
Gross decreases - tax positions in prior period	-	(0.1)
Gross increases - tax positions in current period	1.3	0.9
Lapse of statute of limitations	(2.3)	(0.6)
Ending balance	$9.2	$9.7

The Company’s liability for unrecognized tax benefits as of March 31, 2024 was $9.2 million and, if recognized, $7.3 million would have an effective tax rate impact.  The Company does not expect a significant change in unrecognized tax benefits during fiscal 2025.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2024, 2023 and 2022, interest and penalties accrued on the consolidated balance sheets and included within income tax expense in the consolidated statements of operations were not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2024, the Company was under income tax examination in a number of jurisdictions.  The Company’s major tax jurisdictions include the United States and Italy.  For the United States, fiscal 2021 through fiscal 2023 remain subject to examination.  For Italy, fiscal 2018 through fiscal 2023 remain subject to examination.

At March 31, 2024, the Company had federal and state tax credits of $58.3 million that, if not utilized against U.S. taxes, will expire between fiscal 2025 and 2044.  The Company also had state and local tax loss carryforwards totaling $138.6 million.  If not utilized against state apportioned taxable income, certain state and local carryforwards will expire between fiscal 2025 and 2044, while some will not expire due to an unlimited carryforward period.  In addition, the Company had tax loss and foreign attribute carryforwards totaling $236.3 million in various tax jurisdictions throughout the world.  Certain of the carryforwards in foreign jurisdictions are offset by valuation allowances.  If not utilized against taxable income, $61.7 million of these carryforwards will expire between fiscal 2025 and 2034, and $174.6 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

The Company’s practice and intention is to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, the Company has not recorded foreign withholding taxes or deferred income taxes for these earnings.  The Company has estimated the net amount of unrecognized foreign withholding tax and deferred tax liabilities would total approximately $16.0 million if the accumulated foreign earnings were distributed; however, the actual tax cost would be dependent on circumstances existing when remittance occurs.

Note 9:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2024	2023	2022
Basic Earnings Per Share:
Net earnings attributable to Modine	$161.5	$153.1	$85.2

Weighted-average shares outstanding – basic	52.4	52.3	52.0

Net earnings per share – basic	$3.08	$2.93	$1.64

Diluted Earnings Per Share:
Net earnings attributable to Modine	$161.5	$153.1	$85.2

Weighted-average shares outstanding – basic	52.4	52.3	52.0
Effect of dilutive securities	1.0	0.5	0.5
Weighted-average shares outstanding – diluted	53.4	52.8	52.5

Net earnings per share – diluted	$3.03	$2.90	$1.62

For fiscal 2024 there were no anti-dilutive securities that impacted the calculation of diluted earnings per share. For fiscal 2023 and 2022, the calculation of diluted earnings per share each excluded 0.5 million stock options, respectively, because they were anti-dilutive. For fiscal 2023 and 2022, the calculation of diluted earnings per share each excluded 0.2 million restricted stock awards, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 10:  Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2024	2023
Cash and cash equivalents	$60.1	$67.1
Restricted cash	0.2	0.1
Total cash, cash equivalents and restricted cash	$60.3	$67.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11:  Inventories

Inventories consisted of the following:

	March 31,
	2024	2023
Raw materials	$207.8	$218.3
Work in process	64.5	49.9
Finished goods	85.6	56.7
Total inventories	$357.9	$324.9

Note 12:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2024	2023
Land	$16.3	$16.4
Buildings and improvements (10-40 years)	280.7	264.0
Machinery and equipment (3-15 years)	824.4	853.3
Office equipment (3-10 years)	97.0	93.6
Construction in progress	67.6	47.5
	1,286.0	1,274.8
Less: accumulated depreciation	(920.3)	(960.3)
Net property, plant and equipment	$365.7	$314.5

Depreciation expense totaled $46.9 million, $46.5 million, and $46.4 million for fiscal 2024, 2023, and 2022, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses. For fiscal 2024 and 2023, losses related to the disposal of property, plant and equipment totaled $0.3 million and $0.1 million, respectively. For fiscal 2022, gains related to the disposal of property, plant and equipment totaled $0.1 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2024			March 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$150.5	$(26.3)	$124.2	$60.3	$(23.4)	$36.9
Trade names	62.8	(18.5)	44.3	50.1	(15.9)	34.2
Acquired technology	32.5	(12.7)	19.8	22.6	(12.6)	10.0
Total intangible assets	$245.8	$(57.5)	$188.3	$133.0	$(51.9)	$81.1

During the second quarter of fiscal 2024, the Company recorded customer relationship and acquired technology intangible assets totaling $2.9 million related to the Napps acquisition.  During the fourth quarter of fiscal 2024, the Company recorded intangible assets totaling $102.3 million and $11.4 million related to the Scott Springfield Manufacturing acquisition and the purchase of intellectual property from TMGcore, Inc., respectively.  The intangible assets recorded for the Scott Springfield Manufacturing acquisition are comprised of customer relationships, including backlog, and trade names.  The Company recorded acquired technology as part of its purchase of certain assets from TMGcore, Inc.  See Note 2 for additional information.

The Company recorded $9.2 million, $8.0 million, and $8.4 million of amortization expense during fiscal 2024, 2023, and 2022, respectively.  The Company estimates that it will record approximately $29.0 million, $18.0 million, $17.0 million, $17.0 million, and $16.0 million of annual amortization expense in fiscal 2025 through 2029, respectively.

Note 14:  Goodwill

The following table presents a roll forward of the carrying value of goodwill from March 31, 2022 to March 31, 2024.

	Climate Solutions	Performance Technologies	Total
Balance, March 31, 2022	$108.1	$60.0	$168.1
Effect of exchange rate changes	(2.4)	(0.1)	(2.5)
Balance, March 31, 2023	105.7	59.9	165.6
Acquisition (disposition) (a)	66.2	(0.7)	65.5
Effect of exchange rate changes	(0.1)	(0.1)	(0.2)
Balance, March 31, 2024	$171.8	$59.1	$230.9

(a)	During fiscal 2024, the Company recorded $65.2 million and $1.0 million of goodwill in connection with its acquisition of Scott Springfield Manufacturing and Napps, respectively. In addition, the Company wrote-off $0.7 million of goodwill in connection with the sale of two coatings facilities. See Note 2 for additional information.

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

As a result of its annual goodwill impairment tests performed as of March 31, 2024, the Company determined that the fair value of each of its reporting units exceeded their respective book values.

At both March 31, 2024 and 2023, accumulated goodwill impairment losses totaled $40.8 million within the Performance Technologies segment.

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

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2024	2023
Beginning balance	$6.9	$6.3
Warranties recorded at time of sale	6.6	5.4
Adjustments to pre-existing warranties	2.2	0.9
Settlements	(5.3)	(5.6)
Acquisition of business (a)	0.4	-
Disposition of businesses (a)	(0.2)	-
Effect of exchange rate changes	0.1	(0.1)
Ending balance	$10.7	$6.9

(a)	The Company acquired Scott Springfield Manufacturing during fiscal 2024. The Company sold three automotive businesses based in Germany during fiscal 2024. See Note 2 for additional information.

Indemnification agreements
From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims. The fair value of the Company’s outstanding indemnification obligations at March 31, 2024 was not material.

Commitments
At March 31, 2024, the Company had capital expenditure commitments of $20.2 million. Significant commitments include tooling and equipment expenditures for new and renewal programs with vehicular customers in the Performance Technologies segment and equipment expenditures to support expanding manufacturing capacity in the Climate Solutions segment.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

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

The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and offices. In addition, the Company leases manufacturing and IT equipment and vehicles.  The Company’s most significant leases have remaining lease terms of 1 to 10 years. Certain leases contain renewal options for varying periods, which are at the Company’s discretion. If reasonably certain of exercise, the Company includes the renewal periods within the calculation of ROU assets and lease liabilities.  The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

Lease assets and liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	March 31, 2024	March 31, 2023
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$76.0	$59.1
Finance lease ROU assets (a)	Property, plant and equipment - net	6.5	7.1

Lease Liabilities
Operating lease liabilities	Other current liabilities	$15.3	$11.8
Operating lease liabilities	Other noncurrent liabilities	62.1	48.9
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	1.9	2.3

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $3.7 million and $3.2 million as of March 31, 2024 and 2023, respectively.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The components of lease expense were as follows:

	Years ended March 31,
	2024	2023	2022
Operating lease expense (a)	$24.2	$21.9	$20.0
Finance lease expense:
Depreciation of ROU assets	0.5	0.5	0.5
Interest on lease liabilities	0.1	0.1	0.2
Total lease expense	$24.8	$22.5	$20.7

(a)	In fiscal 2024, 2023, and 2022 operating lease expense included short-term lease expense of $5.4 million, $5.7 million, and $4.2 million respectively. Variable lease expense was not significant.

Supplemental cash flow information

	Years ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16.9	$14.6	$15.7
Financing cash flows for finance leases	0.5	0.5	0.6

ROU assets obtained in exchange for lease liabilities:
Operating leases	$29.2	$21.2	$7.8
Finance leases	-	-	0.1

Lease term and discount rates

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term:
Operating leases	7.9 years	8.3 years
Finance leases	4.9 years	5.8 years

Weighted-average discount rate:
Operating leases	4.4%	3.7%
Finance leases	4.7%	4.6%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Maturity of lease liabilities
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2024:

Fiscal Year	Operating Leases	Finance Leases
2025	$18.2	$0.5
2026	15.8	0.5
2027	12.3	0.5
2028	10.4	0.5
2029	8.8	0.5
2030 and beyond	24.4	-
Total lease payments	89.9	2.5
Less: interest	(12.5)	(0.2)
Present value of lease liabilities	$77.4	$2.3

The table above excludes approximately $23.0 million of future lease payments associated with a 10-year operating lease of a manufacturing facility within the Climate Solutions segment that commenced in the first quarter of fiscal 2025.

Note 17:  Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	March 31, 2024	March 31, 2023

Term loans	2028	$204.5	$215.7
5.9% Senior Notes	2029	100.0	100.0
Revolving credit facility	2028	90.0	-
5.8% Senior Notes	2027	25.0	33.3
Finance lease obligations		2.3	2.7
		421.8	351.7
Less: current portion		(19.7)	(19.7)
Less: unamortized debt issuance costs		(2.2)	(2.7)
Total long-term debt		$399.9	$329.3

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
2025	$19.7
2026	44.7
2027	44.7
2028	287.3
2029	25.4
Total	$421.8

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At March 31, 2024, the weighted-average interest rate for revolving credit facility borrowings and the term loans was 6.8 and 6.5 percent, respectively.  Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2024, the Company’s borrowings under its revolving credit and swingline facilities totaled $90.0 million and $2.0 million, respectively, and domestic letters of credit totaled $5.6 million.  As a result, available borrowing capacity under the Company’s revolving credit facility was $177.4 million as of March 31, 2024.  At March 31, 2023 the Company had no outstanding borrowings under its revolving credit and swingline facilities.

The Company also maintains credit agreements for its foreign subsidiaries.  The outstanding short-term borrowings related to these foreign credit agreements totaled $10.0 million and $3.7 million at March 31, 2024 and 2023, respectively.

Indebtedness under the Company’s credit agreement and Senior Note agreements is secured by liens on substantially all domestic assets.  These agreements require compliance with various covenants that may limit the Company’s ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; and make restricted payments, including dividends.  In addition, the agreements may require prepayment in the event of certain asset sales.

Financial covenants within its credit agreements include a leverage ratio, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)  The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2024, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of March 31, 2024 and 2023, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $120.9 million and $125.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18:  Pension and Employee Benefit Plans

Defined contribution employee benefit plans
The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation. The Company’s expense for defined contribution employee benefit plans during fiscal 2024, 2023, and 2022 was $8.3 million, $6.9 million, and $6.4 million, respectively.

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

Pension plans
The Company maintains non-contributory defined benefit pension plans that cover eligible domestic employees.  These plans are closed to new participants.  The primary domestic plans cover most domestic employees hired on or before December 31, 2003 and provide benefits based primarily upon years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based upon a monthly retirement benefit amount.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded.  The primary non-U.S. plans are maintained in Germany and Italy and are closed to new participants. The Company previously maintained certain pension plans in Germany and Austria that conveyed to the buyers of the Germany automotive businesses and Austrian air-cooled automotive business during fiscal 2024 and 2022, respectively; see Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company made $0.9 million cash contributions to its U.S. pension plans during fiscal 2024 and no cash contributions in fiscal 2023. The Company contributed $3.5 million to its U.S. pension plans during fiscal 2022. In addition, the Company contributed $1.8 million, $1.5 million, and $1.5 million to its non-U.S. pension plans during fiscal 2024, 2023, and 2022, respectively. These contributions are reported within the change in other liabilities in the consolidated statements of cash flows.

Postretirement plans
The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans in fiscal 2024 was $0.4 million. The net periodic income for its postretirement plans in each fiscal 2023 and 2022 was $0.3 million.

Measurement date
The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$194.9	$228.6
Service cost	0.2	0.2
Interest cost	9.3	8.1
Actuarial gain	(2.7)	(25.8)
Benefits paid	(14.9)	(16.1)
Disposition of Germany automotive businesses	(7.4)	-
Effect of exchange rate changes	(0.1)	(0.1)
Benefit obligation at end of year	$179.3	$194.9

Change in plan assets:
Fair value of plan assets at beginning of year	$153.3	$179.9
Actual return on plan assets	9.4	(12.0)
Benefits paid	(14.9)	(16.1)
Employer contributions	2.7	1.5
Fair value of plan assets at end of year	$150.5	$153.3
Funded status at end of year	$(28.8)	$(41.6)

Amounts recognized in the consolidated balance sheets:
Current liability	$(1.1)	$(1.4)
Noncurrent liability	(27.7)	(40.2)
	$(28.8)	$(41.6)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
As of March 31, 2024, 2023, and 2022, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $13.0 million, $21.2 million, and $26.5 million, respectively. The $8.2 million decrease in the benefit obligation associated with non-U.S. pension plans as of March 31, 2024, compared with the prior year, was primarily due to the sale of the Germany automotive businesses and employer contributions for benefits paid to plan participants which decreased the obligation by $7.4 million and $1.8 million, respectively, and to a lesser extent, the impact of foreign currency exchange rates. The decreases were partially offset by service and interest cost and net actuarial losses during the year totaling $0.8 million and $0.5 million, respectively. In fiscal 2023, the $5.3 million decrease was primarily due to net actuarial gains during the year from an increase in discount rates and employer contributions for benefits paid to plan participants which decreased the obligation by $4.4 million and $1.5 million, respectively, and to a lesser extent, the impact of foreign currency exchange rates. The decreases were partially offset by service and interest cost totaling $0.7 million.

The accumulated benefit obligation for pension plans was $178.6 million and $194.4 million as of March 31, 2024 and 2023, respectively. The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $117.9 million and $123.5 million as of March 31, 2024 and 2023, respectively.

Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$0.2	$0.2	$0.3
Interest cost	9.3	8.1	7.3
Expected return on plan assets	(10.3)	(11.6)	(12.9)
Amortization of net actuarial loss	4.7	5.7	6.9
Settlements (a)	(0.1)	-	-
Net periodic benefit cost	$3.8	$2.4	$1.6

Other changes in benefit obligation recognized in other comprehensive income:
Net actuarial gain	$1.7	$2.1	$11.4
Amortization of net actuarial loss (b)	3.9	5.7	8.6
Total recognized in other comprehensive income	$5.6	$7.8	$20.0

(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.
(b)
The fiscal 2024 amount includes $0.6 million of net actuarial gains written-off as a result of the sale of the Germany automotive businesses. The fiscal 2022 amount includes $1.7 million of net actuarial losses written-off as a result of the sale of the Austrian air-cooled automotive business.  See Note 2 for additional information on the sale of these businesses.

The Company amortized $3.9 million, $5.7 million, and $8.6 million of net actuarial loss in fiscal 2024, 2023, and 2022, respectively. Exclusive of the $0.6 million and $1.7 million written-off in fiscal 2024 and 2022 upon the sale of the Germany automotive businesses and Austrian air-cooled automotive business, respectively, referenced above, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans in each of these years.

The Company used a discount rate of 5.4% and 5.2% as of March 31, 2024 and 2023, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 3.7% and 3.8% as of March 31, 2024 and 2023, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 5.2%, 3.9%, and 3.2% to determine its costs under its U.S. pension plans for fiscal 2024, 2023, and 2022, respectively.  The Company used a weighted-average discount rate of 4.0%, 2.9%, and 1.6% to determine its costs under its non-U.S. pension plans for fiscal 2024, 2023, and 2022, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company establishes its pension plan investment guidelines considering market conditions, its tolerance for risk, and cash requirements for benefit payments.  The Company measures and monitors investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.  For fiscal 2024, in light of the highly funded status of the U.S. pension plans, the Company revised its target allocation to increase weighting towards debt securities with durations matched to plan liabilities.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2024 and 2023 were as follows:

	March 31, 2024		March 31, 2023
	Target allocation	Plan assets	Target allocation	Plan assets
Debt securities	80%	72%	18%	15%
Equity securities	19%	18%	76%	76%
Cash and cash equivalents	1%	5%	1%	1%
Real estate investments	-	5%	5%	8%
	100%	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  During fiscal 2024, 2023 and 2022, the Company’s pension plans did not directly own shares of Modine common stock.

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2024, 2023, and 2022 U.S. pension plan expense, the expected rate of return on plan assets was 6.5 percent, 7.0 percent, and 7.5 percent, respectively. For fiscal 2025 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 5.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations. The Company expects to contribute approximately $8.0 million to its U.S. plans during fiscal 2025.

Estimated pension benefit payments for the Company’s global pension plans during the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2025	$15.1
2026	15.2
2027	15.1
2028	15.0
2029	14.8
2030-2034	68.9

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

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

_	Balance Sheet Location	March 31, 2024	March 31, 2023
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$0.1	$1.3
Commodity derivatives	Other current assets	-	-

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.3	$0.2

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2024	2023	2022	Location	2024	2023	2022
Commodity derivatives	$(0.3)	$(1.6)	$1.1	Cost of sales	$(0.3)	$(1.0)	$1.2
Foreign exchange contracts	0.3	1.6	-	Net sales	1.3	0.6	-
Foreign exchange contracts	0.1	0.4	0.6	Cost of sales	-	0.7	0.4
Total gains	$0.1	$0.4	$1.7		$1.0	$0.3	$1.6

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

_		Years ended March 31,
_	Statement of Operations Location	2024	2023	2022
Foreign exchange contracts	Net sales	$(0.9)	$(0.5)	$(0.6)
Foreign exchange contracts	Other income (expense) - net	(1.0)	(2.6)	(0.8)
Total losses		$(1.9)	$(3.1)	$(1.4)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 20:  Risks, Uncertainties, Contingencies and Litigation

Credit risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world. In fiscal 2024, 2023, and 2022, no customers accounted for more than ten percent of the Company’s total sales. Sales to the Company’s top ten customers were 40 percent, 39 percent, and 39 percent of total sales in fiscal 2024, 2023, and 2022, respectively. At March 31, 2024 and 2023, 35 percent and 37 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers. These customers operate primarily in the commercial vehicle, off-highway, automotive and light vehicle, data center cooling, and commercial air conditioning and refrigeration markets. The Company generally does not require collateral or advanced payments from its customers. The Company has not experienced significant credit losses to customers in the markets served.

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

Environmental
The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $17.6 million at both March 31, 2024 and 2023. During each fiscal 2024 and 2023, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 21:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2023	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(5.3)	1.8	0.1	(3.4)
Reclassifications:
Amortization of unrecognized net loss (a)	-	4.1	-	4.1
Unrecognized net pension gain in disposed businesses (b)	-	(0.6)	-	(0.6)
Realized gains - net (c)	-	-	(1.0)	(1.0)
Income taxes	-	(1.6)	0.2	(1.4)
Total other comprehensive income (loss)	(5.3)	3.7	(0.7)	(2.3)

Balance, March 31, 2024	$(62.8)	$(100.7)	$0.1	$(163.4)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2022	$(39.1)	$(111.1)	$0.7	$(149.5)

Other comprehensive income (loss) before reclassifications	(18.4)	2.5	0.4	(15.5)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.3	-	5.3
Realized gains - net (c)	-	-	(0.3)	(0.3)
Income taxes	-	(1.1)	-	(1.1)
Total other comprehensive income (loss)	(18.4)	6.7	0.1	(11.6)

Balance, March 31, 2023	$(57.5)	$(104.4)	$0.8	$(161.1)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 18 for additional information about the Company’s pension plans.

(b)
As a result of the sale of three automotive businesses based in Germany, the Company wrote-off $0.6 million of net actuarial gains related to the disposal group’s pension plan. See Note 2 for additional information regarding the sale.

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

Each operating segment is managed by a president and has separate financial results reviewed by the Company’s chief operating decision maker. Financial results, including net sales, gross profit, gross margin and operating income, together with other considerations, are used by the chief operating decision maker in evaluating the performance of each segment and in making decisions on the allocation of resources between the Company’s operating segments.

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

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar HVAC&R markets and customers.  The Company expects that unifying these complementary businesses will allow for it to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.  Beginning for fiscal 2025, the Company will report the financial results of the Coatings business within the Climate Solutions segment.

The following is a summary of net sales, gross profit, and operating income by segment. See Note 3 for additional information regarding net sales by product groups within each segment.

	Year ended March 31, 2024
	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$1,054.6	$-	$1,054.6
Performance Technologies	1,353.2	24.8	1,378.0
Segment total	2,407.8	24.8	2,432.6
Corporate and eliminations	-	(24.8)	(24.8)
Net sales	$2,407.8	$-	$2,407.8

	Year ended March 31, 2023
	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$1,011.5	$0.4	$1,011.9
Performance Technologies	1,286.4	29.8	1,316.2
Segment total	2,297.9	30.2	2,328.1
Corporate and eliminations	-	(30.2)	(30.2)
Net sales	$2,297.9	$-	$2,297.9

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

	Years ended March 31,
	2024		2023		2022
Gross profit:	_$’s	% of sales	_$’s	% of sales	$’s	% of sales
Climate Solutions	$275.4	26.1%	$223.6	22.1%	$166.3	18.3%
Performance Technologies	251.1	18.2%	166.1	12.6%	142.2	12.1%
Segment total	526.5	21.6%	389.7	16.7%	308.5	14.8%
Corporate and eliminations	(0.9)	-	(0.3)	-	0.8	-
Gross profit	$525.6	21.8%	$389.4	16.9%	$309.3	15.1%

	Years ended March 31,
Operating income:	2024	2023	2022
Climate Solutions	$166.9	$124.1	$73.4
Performance Technologies	123.4	65.6	77.4
Segment total	290.3	189.7	150.8
Corporate and eliminations (a)	(49.6)	(39.3)	(31.6)
Operating income	$240.7	$150.4	$119.2

(a)
The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance.

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	March 31,
Assets:	2024	2023
Climate Solutions	$400.6	$334.8
Performance Technologies	380.2	388.1
Other (a)	1,070.7	843.0
Total assets	$1,851.5	$1,565.9

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2024	2023	2022
Climate Solutions (a)	$50.6	$24.2	$9.9
Performance Technologies	36.4	25.2	29.2
Corporate	0.7	1.3	1.2
Total capital expenditures	$87.7	$50.7	$40.3

(a)	In March 2024, the Company purchased a manufacturing site in the U.K. for $13.4 million in order to expand its production capacity for data center cooling products.

	Years ended March 31,
Depreciation and amortization expense:	2024	2023	2022
Climate Solutions	$23.5	$21.7	$23.6
Performance Technologies	31.7	31.8	29.9
Corporate	0.9	1.0	1.3
Total depreciation and amortization expense	$56.1	$54.5	$54.8

The following is a summary of net sales by geographic area, based upon the location of the selling unit:

	Years ended March 31,
	2024	2023	2022
United States	$1,233.7	$1,139.3	$949.6
Italy	242.4	249.5	232.0
Hungary	224.7	210.7	185.2
China	144.2	151.6	166.0
United Kingdom	135.8	93.6	118.6
Other	427.0	453.2	398.7
Net sales	$2,407.8	$2,297.9	$2,050.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of property, plant and equipment by geographic area:

	March 31,
	2024	2023
United States	$117.5	$96.4
Hungary	40.7	40.8
China	39.4	40.2
Mexico	35.2	34.0
Italy	33.8	32.8
Other	99.1	70.3
Total property, plant and equipment	$365.7	$314.5

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Modine Manufacturing Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Modine Manufacturing Company and subsidiaries (the Company) as of March 31, 2024 and March 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and March 31, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 22, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of certain domestic deferred tax assets

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized. In making this assessment, the Company considers expectations of future taxable income and tax planning strategies. In addition, the Company considers the duration of statutory carryforward periods and historical financial results. Valuation allowances as of March 31, 2024 were $63.0 million, a portion of which are related to certain domestic deferred tax assets.

We identified the evaluation of the realizability of certain domestic deferred tax assets, specifically certain federal carryforward assets, as a critical audit matter. Subjective and challenging auditor judgment was required to: (i) evaluate the realizability of certain federal carryforward assets based on the projected future taxable income over the periods in which those federal carryforward assets will be utilized and (ii) assess the application of tax laws to utilize the federal carryforward assets.

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

We assessed the Company’s ability to project future earnings based on comparisons of the Company’s previous annual projections to actual results. We performed a sensitivity analysis over the amount and timing of future taxable income to assess the impact on utilization of the federal carryforward assets. We involved tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of tax laws to utilize the federal carryforward assets and evaluating the recognition and realizability of the federal carryforward assets.

Acquisition date fair value of certain customer relationship intangible assets

As discussed in Notes 1, 2 and 13 to the consolidated financial statements, on March 1, 2024, the Company acquired all of the issued and outstanding shares in the capital of Scott Springfield Mfg. Inc. for consideration totaling $184.1 million. The Company accounts for the acquired business using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values. As part of the transaction, the Company acquired customer relationship intangible assets with an acquisition date fair value of $66.9 million, which was determined using the multi-period excess earnings method.

We identified the assessment of the acquisition date fair value of certain customer relationship intangible assets as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used to determine the acquisition date fair value, specifically, future revenue growth rates, customer attrition rate, and discount rate. Changes in these assumptions could have an impact on the forecasted future cash flows used in the multi-period excess earnings method and the resulting fair value of the customer relationship intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process over certain customer relationship intangible assets. This included certain controls over the development of the assumptions listed above. We evaluated future revenue growth rates by comparing them to industry reports. We evaluated the customer attrition rate by comparing to historical attrition rates of similar existing customers. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating:

•	the customer attrition rate by comparing the economic life of the customer relationship to prior acquisitions
•	the discount rate by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Milwaukee, Wisconsin
May 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Modine Manufacturing Company:

Opinion on Internal Control Over Financial Reporting

We have audited Modine Manufacturing Company and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated May 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness was identified and included in management’s assessment.  The Company had ineffective information technology (“IT”) general controls (“ITGC’s”) in Europe related to systems supporting the Company’s accounting and financial reporting processes.  Specifically, the Company did not appropriately restrict access to certain systems.  The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Scott Springfield Mfg. Inc. during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, Scott Springfield Mfg.’s internal control over financial reporting associated with total assets of $228 million and total net sales of $8 million included in the consolidated financial statements of the Company as of and for the year ended March 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Scott Springfield Mfg.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Milwaukee, Wisconsin
May 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinion on the Financial Statements

We have audited the consolidated statement of operations, comprehensive income, cash flows and shareholders’ equity of Modine Manufacturing Company and its subsidiaries (the “Company”) for the year ended March 31, 2022, including the related notes and schedule of valuation and qualifying accounts for the year ended March 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Disclosure controls and procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in internal control over financial reporting described in “Management’s report on internal control over financial reporting” below.

In light of the material weakness, management performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Management, including the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America.

The Company acquired Scott Springfield Mfg. Inc. on March 1, 2024.  SEC guidance permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition.  The Company excluded Scott Springfield Mfg. Inc. from its March 31, 2024 assessment of internal control over financial reporting.  The Company included total assets of $228 million and net sales of $8 million attributable to Scott Springfield Mfg. Inc. in its consolidated financial statements for the year ended March 31, 2024.

Management’s report on internal control over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is a process designed by management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, based on the criteria set forth in “Internal Control—Integrated Framework (2013)”  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that, as of March 31, 2024, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management identified the following material weakness as of March 31, 2024:

The Company had ineffective information technology (“IT”) general controls (“ITGCs”) in Europe related to systems supporting the Company’s accounting and financial reporting processes.  Specifically, the Company did not appropriately restrict access to certain systems.  As a result, automated process-level controls and manual controls that are dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective since they could have been adversely impacted.  The material weakness resulted from an insufficient number of trained resources with the IT expertise necessary to appropriately assess and be accountable for IT-related risks or effectively design, implement, and operate controls to monitor and restrict access to systems that support the Company’s accounting and financial reporting processes.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  Therefore, management concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting as of March 31, 2024.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting.  KPMG LLP’s report appears on page 91 to 92 of this Annual Report on Form 10-K.

Plan for remediation of material weakness in internal control over financial reporting

Management has taken immediate action to fully remediate the material weakness discussed above.  Remediation efforts currently underway or substantially complete include:

•
Engaging resources, including current team members, new hires, and external consultants with appropriate expertise to be held accountable for effectively assessing IT-related risks and designing, implementing and operating controls needed to mitigate those risks; and

•	Designing and implementing controls to effectively restrict and monitor access to systems that support the Company’s accounting and financial reporting processes.

While remediation efforts are underway, the remediated controls must operate effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design, implementation, and operation is effective to address the risks of material misstatement.

Changes in internal control over financial reporting
Except for the identification of the material weakness described above, there have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors
The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on August 15, 2024 (the “2024 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive officers
The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of conduct
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board committee charters
The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit committee financial expert
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit committee disclosure
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on corporate governance
The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security holder recommendation of Board nominees
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent section 16(a) reports
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

Insider trading policy
The Company incorporates by reference the information appearing in the 2024 Annual Meeting Proxy Statement under the caption “Corporate Governance – Insider Trading Policy.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2024 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: HCC Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than the information below, the information required by this Item 12 is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Annual Meeting Proxy Statement.

Each of the Company’s equity compensation plans, listed below, has been approved by its shareholders:

•	Amended and Restated 2008 Incentive Compensation Plan;
•	2017 Incentive Compensation Plan; and
•	Amended and Restated 2020 Incentive Compensation Plan.

The following table sets forth required information about equity compensation plans as of March 31, 2024:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance (excluding securities reflected in 1st column) (c)
Equity Compensation Plans approved by security holders	1,594,486	$12.78	1,787,081
Equity Compensation Plans not approved by security holders	-	-	-
Total	1,594,486	$12.78	1,787,081

(a)
Includes shares issuable under the following type of awards: options – 629,592 shares; restricted stock units – 686,335 shares; and performance stock assuming target performance – 278,559 shares, regardless of any potential actual payout.  The number of shares subject to options were granted under the following plans: 2008 Incentive Plan – 29,407 shares, 2017 Incentive Plan – 112,925 shares, 2020 Incentive Plan –487,260 shares.  Shares issuable under restricted stock unit awards and performance stock awards were granted under the following plans: 2017 Incentive Plan – 36,982 shares, 2020 Incentive Plan – 927,912 shares.

(b)	The weighted-average exercise price does not take into account awards of restricted stock units or performance stock which do not have an exercise price.
(c)
Includes the number of shares remaining available for future issuance under the Amended and Restated 2020 Incentive Compensation Plan where outstanding performance stock is reported at target performance levels regardless of any potential actual payout.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2024 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2024 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2024 and 2023.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2024, 2023 and 2022	45
Consolidated Statements of Comprehensive Income for the years ended March 31, 2024, 2023 and 2022	46
Consolidated Balance Sheets at March 31, 2024 and 2023	47
Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023 and 2022	48
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2024, 2023 and 2022	49
Notes to Consolidated Financial Statements	50-88
Reports of Independent Registered Public Accounting Firm (KPMG PCAOB ID 185)	89-92
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers PCAOB ID 238)	93

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2024, 2023 and 2022	99

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	100-103

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2024, 2023 and 2022
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Reclassified from Held for Sale	Balance at End of Period

2024: Valuation Allowance for Deferred Tax Assets	$61.6	$11.9	$(10.5	)(a)	$-	$63.0

2023: Valuation Allowance for Deferred Tax Assets	$112.2	$(49.7)	$(0.9	)(a)	$-	$61.6

2022: Valuation Allowance for Deferred Tax Assets	$90.7	$(4.6)	$(1.0	)(a)	$27.1	$112.2

(a)	Foreign currency translation and other adjustments. Fiscal 2024 amount also includes a decrease from the sale of three automotive businesses based in Germany.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2024 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

2.1	Share Purchase Agreement made as of February 23, 2024 between Modine Manufacturing (Canada), Ltd., Olympic International Agencies Ltd. and Modine Manufacturing Company.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 23, 2024

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2018

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 19, 2023

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 (“2003 10-K”)

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto

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
Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 30, 2013

4.5	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.6	Description of Registrant’s securities.		X

4.7	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.8	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019 (“December 31, 2019 10-Q”)

4.9	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020.	Exhibit 4.2 to December 31, 2019 10-Q

4.10	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.11	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020.	Exhibit 4.2 to May 19, 2020 8-K

4.12	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.13	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021.	Exhibit 4.2 to May 18, 2021 8-K

4.14	Fifth Amended and Restated Credit Agreement dated as of October 12, 2022.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 12, 2022

4.15	Fourth Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 21, 2022.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2022

10.1**	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2**	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.3**	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.4**	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.5**	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.6**	Form of Fiscal 2024 Performance Stock Award Agreement.	Exhibit 10.1 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2023 (“June 30, 2023 10-Q”)

10.7**	Form of Fiscal 2024 Restricted Stock Unit Award Agreement.	Exhibit 10.2 to June 30, 2023 10-Q

10.8**	Form of Fiscal 2024 Modine Non-Employee Director Restricted Stock Unit Award Agreement with Deferral.	Exhibit 10.3 to June 30, 2023 10-Q

10.9**	Form of Fiscal 2024 Modine Non-Employee Director Restricted Stock Unit Award Agreement without Deferral.	Exhibit 10.4 to June 30, 2023 10-Q

10.10**	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

10.11**	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.12**	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.13**	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.14**	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020.	Exhibit 10.6 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2020

10.15**	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020

10.16**	2020 Incentive Compensation Plan (Amended and Restated effective July 21, 2022).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 21, 2022

10.17**	Form of Retention Letter, effective August 31, 2020, between the Company and Michael B. Lucareli and Brian J. Agen.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

10.18**	Offer Letter dated as of July 2, 2021, by and between the Company and Adrian Peace.	Exhibit 10.1 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2021 10-Q (“September 30, 2021 10-Q”)

10.19**	Offer Letter dated as of July 16, 2021, by and between the Company and Eric S. McGinnis.	Exhibit 10.2 to September 30, 2021 10-Q

10.20**	First Amendment to Eric S. McGinnis Offer Letter.	Exhibit 10.3 to September 30, 2021 10-Q

10.21**	Form of Retention Restricted Stock Award Agreement, effective October 19, 2022, between the Company and each of Brian J. Agen, Michael B. Lucareli, Eric S. McGinnis, and Adrian I. Peace.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 19, 2022

19	Global Insider Trading Policy.	X

21	List of subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

23.2	Consent of PricewaterhouseCoopers LLP.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.	X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.	X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.	X

97	Executive Officer Compensation Recovery Policy adopted as of October 19, 2023.	X

101.INS	Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

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

Date: May 22, 2024	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker
Neil D. Brinker	May 22, 2024
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 22, 2024
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 22, 2024
Chairperson, Board of Directors

/s/ Eric D. Ashleman	May 22, 2024
Eric D. Ashleman
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 22, 2024
Director

/s/ Katherine C. Harper
Katherine C. Harper	May 22, 2024
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 22, 2024
Director

/s/ David J. Wilson
David J. Wilson	May 22, 2024
Director

/s/ William A. Wulfsohn
William A. Wulfsohn	May 22, 2024
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 22, 2024
Director