Form 10-Q
period 2024-06-30
MODINE MANUFACTURING CO
filed 2024-07-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,413,580 at July 26, 2024.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2024 and 2023
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2024	2023
Net sales	$661.5	$622.4
Cost of sales	498.9	494.5
Gross profit	162.6	127.9
Selling, general and administrative expenses	82.8	61.4
Restructuring expenses	5.4	-
Operating income	74.4	66.5
Interest expense	(7.5)	(5.9)
Other expense – net	(0.3)	(0.6)
Earnings before income taxes	66.6	60.0
Provision for income taxes	(18.8)	(14.7)
Net earnings	47.8	45.3
Net earnings attributable to noncontrolling interest	(0.5)	(0.5)
Net earnings attributable to Modine	$47.3	$44.8

Net earnings per share attributable to Modine shareholders:
Basic	$0.90	$0.86
Diluted	$0.88	$0.85

Weighted-average shares outstanding:
Basic	52.5	52.3
Diluted	53.9	53.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2024 and 2023
(In millions)
(Unaudited)

	Three months ended June 30,
	2024	2023
Net earnings	$47.8	$45.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(7.0)	(0.8)
Defined benefit plans, net of income taxes of $0.3 and $0.2 million	0.8	0.8
Cash flow hedges, net of income taxes of $0 and ($0.2) million	-	(0.7)
Total other comprehensive income (loss)	(6.2)	(0.7)

Comprehensive income	41.6	44.6
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.3)
Comprehensive income attributable to Modine	$41.2	$44.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2024 and March 31, 2024
(In millions, except per share amounts)
(Unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$72.9	$60.1
Trade accounts receivable – net	438.1	422.9
Inventories	350.0	357.9
Other current assets	52.8	53.1
Total current assets	913.8	894.0
Property, plant and equipment – net	363.7	365.7
Intangible assets – net	170.7	188.3
Goodwill	237.4	230.9
Deferred income taxes	67.0	75.1
Other noncurrent assets	113.8	97.5
Total assets	$1,866.4	$1,851.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$4.3	$12.0
Long-term debt – current portion	25.9	19.7
Accounts payable	274.3	283.4
Accrued compensation and employee benefits	85.0	101.6
Other current liabilities	118.8	129.1
Total current liabilities	508.3	545.8
Long-term debt	405.7	399.9
Deferred income taxes	26.4	30.0
Pensions	26.0	27.7
Other noncurrent liabilities	103.7	92.6
Total liabilities	1,070.1	1,096.0
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.2 million and 56.1 million shares	35.1	35.0
Additional paid-in capital	287.9	283.7
Retained earnings	706.3	659.0
Accumulated other comprehensive loss	(169.5)	(163.4)
Treasury stock, at cost, 3.8 million and 3.7 million shares	(71.4)	(66.7)
Total Modine shareholders’ equity	788.4	747.6
Noncontrolling interest	7.9	7.9
Total equity	796.3	755.5
Total liabilities and equity	$1,866.4	$1,851.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2024 and 2023
(In millions)
(Unaudited)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$47.8	$45.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.1	13.7
Stock-based compensation expense	4.2	1.5
Deferred income taxes	6.1	3.1
Other – net	1.5	1.4
Changes in operating assets and liabilities:
Trade accounts receivable	(18.1)	(2.7)
Inventories	6.0	(7.9)
Accounts payable	6.5	(9.5)
Other assets and liabilities	(32.6)	(3.2)
Net cash provided by operating activities	40.5	41.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(26.8)	(15.1)
Other – net	0.3	(3.3)
Net cash used for investing activities	(26.5)	(18.4)

Cash flows from financing activities:
Borrowings of debt	174.0	116.1
Repayments of debt	(163.8)	(107.8)
Repayments on bank overdraft facilities – net	(5.7)	(3.8)
Purchases of treasury stock	(4.7)	(1.2)
Dividend paid to noncontrolling interest	(0.4)	(0.5)
Other – net	0.6	0.9
Net cash provided by financing activities	-	3.7

Effect of exchange rate changes on cash	(1.1)	(0.2)
Net increase in cash, cash equivalents and restricted cash	12.9	26.8

Cash, cash equivalents and restricted cash – beginning of period	60.3	67.2
Cash, cash equivalents and restricted cash – end of period	$73.2	$94.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2024 and 2023
(In millions)
(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2024	56.1	$35.0	$283.7	$659.0	$(163.4)	$(66.7)	$7.9	$755.5
Net earnings	-	-	-	47.3	-	-	0.5	47.8
Other comprehensive loss	-	-	-	-	(6.1)	-	(0.1)	(6.2)
Stock options and awards	0.1	0.1	-	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(4.7)	-	(4.7)
Stock-based compensation expense	-	-	4.2	-	-	-	-	4.2
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Balance, June 30, 2024	56.2	$35.1	$287.9	$706.3	$(169.5)	$(71.4)	$7.9	$796.3

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	-	-	-	44.8	-	-	0.5	45.3
Other comprehensive loss	-	-	-	-	(0.5)	-	(0.2)	(0.7)
Stock options and awards	0.2	0.1	0.4	-	-	-	-	0.5
Purchase of treasury stock	-	-	-	-	-	(1.2)	-	(1.2)
Stock-based compensation expense	-	-	1.5	-	-	-	-	1.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Balance, June 30, 2023	55.6	$34.7	$272.7	$542.3	$(161.6)	$(50.2)	$6.6	$644.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2025 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2024.

Supplier finance programs
The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution.  The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice.  The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program.  The Company is not party to the arrangements between the participating suppliers and the financial institution.  Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days.  The outstanding obligations under this program, included within accounts payable in the consolidated balance sheets, totaled $18.2 million and $23.6 million at June 30, 2024 and March 31, 2024, respectively.

New accounting guidance

Segment reporting disclosures
In November 2023, the Financial Accounting Standards Board issued new disclosure guidance for reportable segments.  The new guidance will require disclosure of significant segment expenses, which are expenses that are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”) and (iii) included in the reported measure of segment profit or loss. In addition, the new guidance will require companies to disclose the title and position of their CODM and expand interim disclosures to include the majority of the annual segment disclosures.  The definition of and method for determining reportable segments is unchanged.  The new disclosure requirements will become effective for the Company’s fiscal 2025 annual financial statements. The Company is currently evaluating the new disclosures, but does not expect the guidance will have a material impact on its consolidated financial statements.

Note 2: Acquisitions and Dispositions

Acquisition of Scott Springfield Mfg. Inc.
On March 1, 2024, the Company acquired all of the issued and outstanding shares in the capital of Scott Springfield Mfg. Inc. (“Scott Springfield Manufacturing”) for consideration totaling $184.1 million. In July 2024 and upon finalization of the working capital adjustment, the Company paid $2.4 million to the seller.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Based in Calgary, Canada, Scott Springfield Manufacturing is a leading manufacturer of air handling units to customers in the data center, telecommunications, healthcare, and aerospace markets.  This acquisition expanded the Company’s product offerings and customer base in the high-growth data center and indoor air quality markets in the U.S. and Canada.  Since the date of the acquisition, the Company has reported the financial results of the Scott Springfield Manufacturing business within the Climate Solutions segment.  For the three months ended June 30, 2024, the Company included $39.7 million of net sales and $6.5 million of operating income within its consolidated statement of operations attributable to Scott Springfield Manufacturing.  The $6.5 million of operating income for the first quarter of fiscal 2025 included a $1.6 million charge to cost of sales, recorded at Corporate, related to an inventory purchase accounting adjustment.

The Company has preliminarily allocated the purchase price of Scott Springfield Manufacturing to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  During the first quarter of fiscal 2025, the Company completed its market and trade name analyses and reduced the preliminary fair value of the trade name intangible asset by $9.6 million.  This measurement period adjustment resulted in a corresponding decrease in the deferred income tax liability of $2.2 million and an increase in goodwill of $7.4 million.

The preliminary purchase price allocation, as of June 30, 2024, was as follows:

Cash and cash equivalents	$0.3
Trade accounts receivable	27.5
Inventories	20.9
Property, plant and equipment	6.0
Intangible assets	92.7
Goodwill	72.6
Other assets	4.0
Accounts payable	(8.6)
Accrued compensation and employee benefits	(1.3)
Deferred income taxes	(22.2)
Other liabilities	(7.8)
Purchase price	$184.1

At the time the June 30, 2024 financial statements were finalized, the Company was continuing its review of the fair value estimates for certain assets acquired, including intangible assets, and liabilities assumed.  As part of its purchase accounting and integration activities, the Company is in the process of assessing, refining and harmonizing the internal controls and accounting processes of the acquired business with those of the Company.  As part of this process, the Company is continuing to review the appropriateness of accruals and reserves, including those related to accounts receivable, inventory, and product warranties.  As such, the allocation of purchase price above is considered preliminary.  The Company expects to complete its accounting for the acquisition of Scott Springfield Manufacturing during the second quarter of fiscal 2025.

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

Three months ended June 30, 2023
Net sales	$651.7
Net earnings attributable to Modine	44.5

The supplemental pro forma financial information above is based upon the Company’s historical results and the historical results of Scott Springfield Manufacturing, which have been translated from Canadian dollars to U.S. dollars using the historical average foreign exchange rates.  The pro forma information for the first quarter of fiscal 2024 includes adjustments for: (i) amortization and depreciation expense totaling $3.0 million for acquired tangible and intangible assets, (ii) estimated interest expense of $1.5 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within Canada.  The pro forma financial information does not reflect any expected revenue or cost synergies.

Acquisition of Napps Technology Corporation
On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $5.8 million.  The Company paid $4.8 million during the second quarter of fiscal 2024 and paid the remaining $1.0 million to the seller in July 2024.  The Company has reported the financial results of the Napps business within the Climate Solutions segment since the date of the acquisition.  For the first quarter of fiscal 2025, the Company included $1.4 million of net sales within its consolidated statement of operations attributable to Napps.

Disposition of Germany automotive businesses
In October 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P.  Prior to the disposition, the Company reported the financial results of the disposal group within its Performance Technologies segment.  Net sales of the disposal group included within the Company’s consolidated statement of operations for the first quarter of fiscal 2024 totaled $24.3 million.

Note 3: Revenue Recognition

Disaggregation of revenue
The tables below present revenue for each of the Company’s operating segments.  Each segment’s revenue is disaggregated by product group, by geographic location and based upon the timing of revenue recognition.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  See Note 20 for additional segment financial information.  The disaggregated revenue information presented in the table below for fiscal 2024 has been recast to be comparable with the fiscal 2025 presentation.

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Climate Solutions	Performance Technologies	Segment Total	Climate Solutions	Performance Technologies	Segment Total
Product groups:
Data center cooling	$162.6	$-	$162.6	$68.2	$-	$68.2
Heat transfer	111.8	-	111.8	140.8	-	140.8
HVAC&R	82.8	-	82.8	77.7	-	77.7
Air-cooled	-	168.6	168.6	-	172.7	172.7
Liquid-cooled	-	104.0	104.0	-	134.7	134.7
Advanced solutions	-	31.7	31.7	-	28.3	28.3
Inter-segment sales	0.1	4.7	4.8	-	7.4	7.4
Net sales	$357.3	$309.0	$666.3	$286.7	$343.1	$629.8

Geographic location:
Americas	$240.0	$184.7	$424.7	$153.3	$172.7	$326.0
Europe	111.5	80.1	191.6	126.9	120.0	246.9
Asia	5.8	44.2	50.0	6.5	50.4	56.9
Net sales	$357.3	$309.0	$666.3	$286.7	$343.1	$629.8

Timing of revenue recognition:
Products transferred at a point in time	$340.7	$305.8	$646.5	$258.2	$340.0	$598.2
Products transferred over time	16.6	3.2	19.8	28.5	3.1	31.6
Net sales	$357.3	$309.0	$666.3	$286.7	$343.1	$629.8

Contract balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2024	March 31, 2024
Contract assets	$10.8	$12.9
Contract liabilities	66.4	79.4

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $2.1 million decrease in contract assets during the first three months of fiscal 2025 primarily resulted from decreases in contract assets for revenue recognized over time and capitalized costs related to customer-owned tooling contracts.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling.  The $13.0 million decrease in contract liabilities during the first three months of fiscal 2025 primarily resulted from the Company’s satisfaction of performance obligations under contracts that had required advanced payments, largely associated with long inventory lead times.

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

The carrying values of cash, cash equivalents, restricted cash, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The fair value of the Company’s long-term debt is disclosed in Note 17.

Note 5: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2024	2023
Service cost	$-	$0.1
Interest cost	2.3	2.4
Expected return on plan assets	(2.2)	(2.6)
Amortization of unrecognized net loss	1.2	1.1
Net periodic benefit cost	$1.3	$1.0

During the three months ended June 30, 2024, the Company contributed $1.5 million to its U.S. pension plan.

In June 2024, the Company approved the termination of its U.S. pension plan, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation.  The Company intends to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer its remaining obligations under the plan.  In connection with the plan termination, the Company expects to make a cash contribution in the range of $15.0 million to $30.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $130.0 million during fiscal 2026.  The timing and amount of the final cash contribution and settlement charges could materially differ from the Company’s estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 6: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (i) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards for retention and performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $4.2 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively.

During the first quarter of fiscal 2025, the Company granted performance-based stock awards and restricted stock awards.  The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2027.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
	2024		2023
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$103.77	0.3	$27.29
Restricted stock awards	-	$103.77	0.1	$27.29

As of June 30, 2024, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Performance stock awards	$34.1	2.5
Restricted stock awards	8.2	1.9
Stock options	0.8	0.9
Total	$43.1	2.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 7: Restructuring Activities

During the first three months of fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses recorded in the Performance Technologies segment.  These severance charges were primarily related to the closure of a technical service center and other targeted headcount reductions in Europe.  In addition, the Company incurred equipment transfer costs within the Performance Technologies and Climate Solutions segments.  These restructuring activities are part of the Company’s transformational initiatives supported by 80/20 principles and include product line transfers intended to achieve production efficiency improvements in its manufacturing facilities.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2024	2023
Employee severance and related benefits	$4.8	$-
Other restructuring and repositioning expenses	0.6	-
Total	$5.4	$-

Other restructuring and repositioning expenses primarily consist of equipment transfer costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2024	2023
Beginning balance	$13.0	$10.6
Additions	4.8	-
Payments	(9.2)	(1.8)
Effect of exchange rate changes	-	0.1
Ending balance	$8.6	$8.9

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2024	2023
Interest income	$0.7	$0.5
Foreign currency transactions (a)	0.2	(0.3)
Net periodic benefit cost (b)	(1.2)	(0.8)
Total other expense – net	$(0.3)	$(0.6)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 9: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 28.2 percent and 24.5 percent, respectively.  The effective tax rate for the first quarter of fiscal 2025 is higher than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.
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
At June 30, 2024, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $44.2 million and $22.8 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.
Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  In addition, the Company excludes the impact of operations anticipated to generate net operating losses for the full fiscal year from the overall effective tax rate calculation and instead records them discretely based upon year-to-date results.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2025.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2024	2023
Net earnings attributable to Modine	$47.3	$44.8

Weighted-average shares outstanding – basic	52.5	52.3
Effect of dilutive securities	1.4	0.7
Weighted-average shares outstanding – diluted	53.9	53.0

Earnings per share:
Net earnings per share – basic	$0.90	$0.86
Net earnings per share – diluted	$0.88	$0.85

For the three months ended June 30, 2024, there were no anti-dilutive securities that impacted the calculation of diluted earnings per share.  For the three months ended June 30, 2023, the calculation of diluted earnings per share excluded 0.1 million restricted stock awards because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$72.9	$60.1
Restricted cash	0.3	0.2
Total cash, cash equivalents and restricted cash	$73.2	$60.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	June 30, 2024	March 31, 2024
Raw materials	$203.0	$207.8
Work in process	66.9	64.5
Finished goods	80.1	85.6
Total inventories	$350.0	$357.9

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2024	March 31, 2024
Land	$16.2	$16.3
Buildings and improvements (10-40 years)	280.9	280.7
Machinery and equipment (3-15 years)	833.3	824.4
Office equipment (3-10 years)	92.6	97.0
Construction in progress	61.2	67.6
	1,284.2	1,286.0
Less: accumulated depreciation	(920.5)	(920.3)
Net property, plant and equipment	$363.7	$365.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 14: Goodwill and Intangible Assets

During the first quarter of fiscal 2025, the Company recorded a measurement period adjustment to reduce the fair value of the acquired Scott Springfield Manufacturing trade name by $9.6 million. This purchase accounting adjustment resulted in a $7.4 million increase in goodwill. See Note 2 for additional information.

As a result of the segment realignment during the first quarter of fiscal 2025, the Company’s goodwill now resides entirely within the Climate Solutions segment. The following table presents a roll forward of the carrying value of goodwill from March 31, 2024 to June 30, 2024 under the Company’s current segment structure.

Climate Solutions
Goodwill, March 31, 2024	$230.9
Acquisition adjustment	7.4
Effect of exchange rate changes	(0.9)
Goodwill, June 30, 2024	$237.4

Intangible assets consisted of the following:

	June 30, 2024			March 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$149.4	$(31.7)	$117.7	$150.5	$(26.3)	$124.2
Trade names	53.1	(19.1)	34.0	62.8	(18.5)	44.3
Acquired technology	32.4	(13.4)	19.0	32.5	(12.7)	19.8
Total intangible assets	$234.9	$(64.2)	$170.7	$245.8	$(57.5)	$188.3

The Company recorded amortization expense of $6.9 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. The Company estimates that it will record approximately $21.0 million of amortization expense during the remainder of fiscal 2025. The Company estimates that it will record approximately $17.0 million, $16.0 million, $16.0 million, and $15.0 million of annual amortization expense in fiscal 2026 through 2029, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2024	2023
Beginning balance	$10.7	$6.9
Warranties recorded at time of sale	1.9	1.5
Adjustments to pre-existing warranties	(0.1)	0.6
Settlements	(1.7)	(1.1)
Effect of exchange rate changes	-	-
Ending balance	$10.8	$7.9

Note 16: Leases

Lease assets and liabilities
The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	June 30, 2024	March 31, 2024
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$91.4	$76.0
Finance lease ROU assets (a)	Property, plant and equipment – net	6.4	6.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$17.7	$15.3
Operating lease liabilities	Other noncurrent liabilities	75.2	62.1
Finance lease liabilities	Long-term debt – current portion	0.4	0.4
Finance lease liabilities	Long-term debt	1.7	1.9

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $3.8 million and $3.7 million as of June 30, 2024 and March 31, 2024, respectively.

The increases in operating lease ROU assets and liabilities from March 31, 2024 to June 30, 2024 primarily resulted from the commencement of a 10-year manufacturing facility lease within the Climate Solutions segment.  The Company entered into this new lease to increase production capacity for data center products.

Components of lease expense
The components of lease expense were as follows:

	Three months ended June 30,
	2024	2023
Operating lease expense (a)	$6.9	$5.9
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	-	-
Total lease expense	$7.0	$6.0

(a)	For the three months ended June 30, 2024 and 2023, operating lease expense included short-term lease expense of $1.3 million and $1.5 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
During July 2024, the Company signed a 10-year operating lease of a manufacturing facility with future lease payments totaling approximately $12.0 million.

Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2024	March 31, 2024
Term loans	2028	$201.5	$204.5
Revolving credit facility	2028	105.0	90.0
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	25.0	25.0
Finance lease obligations		2.1	2.3
		433.6	421.8
Less: current portion		(25.9)	(19.7)
Less: unamortized debt issuance costs		(2.0)	(2.2)
Total long-term debt		$405.7	$399.9

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2025	$16.8
2026	44.7
2027	44.7
2028	302.0
2029	25.4
Total	$433.6

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027.  In addition, the credit agreement provides for shorter-duration swingline loans.  Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At June 30, 2024, the weighted-average interest rate for revolving credit facility borrowings and the term loans was 6.8 and 6.5 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At June 30, 2024, the Company’s borrowings under its revolving credit facility totaled $105.0 million and domestic letters of credit totaled $6.2 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $163.8 million as of June 30, 2024. At March 31, 2024, the Company’s borrowings under its revolving credit and swingline facilities totaled $90.0 million and $2.0 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $4.3 million and $10.0 million at June 30, 2024 and March 31, 2024, respectively.

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

Financial covenants within its credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2024, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of June 30, 2024 and March 31, 2024, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $122.0 million and $120.9 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental
The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands.  These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range.  The Company’s accruals for environmental matters totaled $17.5 million and $17.6 million as of June 30, 2024 and March 31, 2024, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary.  While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2024
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income (loss) before reclassifications	(6.9)	-	-	(6.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.1	-	1.1
Income taxes	-	(0.3)	-	(0.3)
Total other comprehensive income (loss)	(6.9)	0.8	-	(6.1)

Ending balance	$(69.7)	$(99.9)	$0.1	$(169.5)

	Three months ended June 30, 2023
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(0.6)	-	(0.4)	(1.0)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.0	-	1.0
Realized gains – net (b)	-	-	(0.5)	(0.5)
Income taxes	-	(0.2)	0.2	-
Total other comprehensive income (loss)	(0.6)	0.8	(0.7)	(0.5)

Ending balance	$(58.1)	$(103.6)	$0.1	$(161.6)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 20: Segment Information

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration markets and customers.  The Company believes that unifying these complementary businesses allows it to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.  Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended June 30,
	2024			2023
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Climate Solutions	$357.2	$0.1	$357.3	$286.7	$-	$286.7
Performance Technologies	304.3	4.7	309.0	335.7	7.4	343.1
Segment total	661.5	4.8	666.3	622.4	7.4	629.8
Corporate and eliminations	-	(4.8)	(4.8)	-	(7.4)	(7.4)
Net sales	$661.5	$-	$661.5	$622.4	$-	$622.4

	Three months ended June 30,
	2024		2023
	_$’s	% of sales	_$’s	% of sales
Gross profit:
Climate Solutions	$100.8	28.2%	$75.8	26.4%
Performance Technologies	63.5	20.6%	51.9	15.1%
Segment total	164.3	24.7%	127.7	20.3%
Corporate and eliminations	(1.7)	-	0.2	-
Gross profit	$162.6	24.6%	$127.9	20.6%

	Three months ended June 30,
	2024	2023
Operating income:
Climate Solutions	$59.8	$48.6
Performance Technologies	31.5	27.6
Segment total	91.3	76.2
Corporate and eliminations	(16.9)	(9.7)
Operating income	$74.4	$66.5

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2024	March 31, 2024
Assets:
Climate Solutions	$411.5	$412.7
Performance Technologies	376.6	368.1
Other (a)	1,078.3	1,070.7
Total assets	$1,866.4	$1,851.5

(a)
Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2024 was the first quarter of fiscal 2025.

Fiscal 2024 acquisitions and dispositions
On March 1, 2024, we acquired Scott Springfield Mfg. Inc. (“Scott Springfield Manufacturing”), a Canadian-based manufacturer of air handling units, for consideration totaling $184.1 million.  On July 1, 2023, we acquired Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $5.8 million.  These acquisitions expanded our data center and indoor air quality product portfolios and support our growth strategy and mission of improving indoor air quality.  We have reported the financial results of these businesses within the Climate Solutions segment since the acquisition dates.

In October 2023, we sold three automotive businesses based in Germany.  The sale of these businesses, which produce air- and liquid-cooled products for internal combustion, diesel and gasoline engines for the European automotive market, supports our strategic prioritization of resources towards higher-margin technologies.

See Note 2 of the Notes to Consolidated Financial Statements for further information.

First quarter highlights
Net sales in the first quarter of fiscal 2025 increased $39.1 million, or 6 percent, from the first quarter of fiscal 2024, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment.  The higher Climate Solutions segment sales included $41.1 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses.  The lower Performance Technologies segment sales were largely driven by the $24.3 million impact of the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024.  Cost of sales increased $4.4 million, or 1 percent.  Gross profit increased $34.7 million and gross margin improved 400 basis points to 24.6 percent.  Selling, general and administrative (“SG&A”) expenses increased $21.4 million and included higher compensation-related expenses and incremental expenses from Scott Springfield Manufacturing, including amortization expense of acquired intangible assets.  Operating income of $74.4 million during the first quarter of fiscal 2025 increased $7.9 million from the prior year, primarily due to higher earnings in our operating segments, partially offset by higher SG&A and restructuring expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$661.5	100.0%	$622.4	100.0%
Cost of sales	498.9	75.4%	494.5	79.4%
Gross profit	162.6	24.6%	127.9	20.6%
Selling, general and administrative expenses	82.8	12.5%	61.4	9.9%
Restructuring expenses	5.4	0.8%	-	-
Operating income	74.4	11.2%	66.5	10.7%
Interest expense	(7.5)	-1.1%	(5.9)	-1.0%
Other expense – net	(0.3)	-	(0.6)	-0.1%
Earnings before income taxes	66.6	10.1%	60.0	9.6%
Provision for income taxes	(18.8)	-2.8%	(14.7)	-2.4%
Net earnings	$47.8	7.2%	$45.3	7.3%

Comparison of three months ended June 30, 2024 and 2023

First quarter net sales of $661.5 million were $39.1 million, or 6 percent, higher than the first quarter of the prior year, primarily due to $70.6 million of higher sales in our Climate Solutions segment, including $41.1 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses, partially offset by $34.1 million of lower sales in our Performance Technologies segment, largely driven by the $24.3 million impact of the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024.  From a product group perspective, compared with the first quarter of the prior year, sales of data center cooling products increased $94.4 million, while sales of liquid-cooled and heat transfer products decreased $30.7 million and $29.0 million, respectively.

First quarter cost of sales increased $4.4 million, or 1 percent, yet decreased 400 basis points as a percentage of sales to 75.4 percent, primarily due to favorable sales mix, higher average selling prices, lower raw material costs, which decreased approximately $9.0 million, and improved operating efficiencies.  These favorable drivers were partially offset by higher labor and inflationary costs and a $1.6 million inventory purchase accounting adjustment recorded at Corporate related to the acquisition of Scott Springfield Manufacturing.

As a result of higher sales and lower cost of sales as a percentage of sales, first quarter gross profit increased $34.7 million and gross margin improved 400 basis points to 24.6 percent.

First quarter SG&A expenses increased $21.4 million, or 35 percent.  As a percentage of sales, SG&A expenses increased by 260 basis points.  The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $13.0 million and included incremental expenses from the acquired businesses.  The higher compensation-related expenses include higher incentive compensation expenses driven by improved financial results.  In addition, SG&A expenses in the first quarter of fiscal 2025 included $4.6 million of incremental amortization expense of acquired intangible assets.

Restructuring expenses of $5.4 million in the first quarter of fiscal 2025 primarily consisted of severance expenses in the Performance Technologies segment.

Operating income of $74.4 million in the first quarter of fiscal 2025 increased $7.9 million compared with the first quarter of fiscal 2024, primarily due to higher gross profit in our operating segments, partially offset by higher SG&A and restructuring expenses.

Interest expense during the first quarter of fiscal 2025 increased $1.6 million compared with the first quarter of fiscal 2024, primarily due to higher borrowings on our revolving credit facility, which we used to fund a portion of the purchase price for the acquisition of Scott Springfield Manufacturing.

The provision for income taxes was $18.8 million and $14.7 million in the first quarter of fiscal 2025 and 2024, respectively.  The $4.1 million increase was primarily due to higher earnings in the current year, partially offset by changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment.  Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets and customers.  We believe that unifying these complementary businesses will allow for us to better focus resources on targeted growth and allow for a more efficient application of 80/20 principles to optimize profit margins and cash flow.  Segment financial information for fiscal 2024 has been recast to conform to the current presentation.

The following is a discussion of our segment results of operations for the three months ended June 30, 2024 and 2023:

Climate Solutions
	Three months ended June 30,
	2024		2023
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$357.3	100.0%	$286.7	100.0%
Cost of sales	256.5	71.8%	210.9	73.6%
Gross profit	100.8	28.2%	75.8	26.4%
Selling, general and administrative expenses	40.8	11.4%	27.2	9.5%
Restructuring expenses	0.2	0.1%	-	-
Operating income	$59.8	16.7%	$48.6	17.0%

Comparison of three months ended June 30, 2024 and 2023

Climate Solutions net sales increased $70.6 million, or 25 percent, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to higher sales volume, including $41.1 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses.  Compared with the first quarter of the prior year, sales of data center cooling and HVAC&R products increased $94.4 million and $5.1 million, respectively.  The increase in sales of data center products includes sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation customers.  Sales of heat transfer products decreased $29.0 million, largely due to lower sales to heat pump customers in Europe.

Climate Solutions cost of sales increased $45.6 million, or 22 percent, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to higher sales volume and, to a lesser extent, higher labor and inflationary costs.  These increases were partially offset by improved operating efficiencies and lower raw material costs, which decreased approximately $2.0 million.  As a percentage of sales, cost of sales decreased 180 basis points to 71.8 percent, primarily due to favorable sales mix.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $25.0 million and gross margin improved 180 basis points to 28.2 percent.

SG&A expenses increased $13.6 million compared with the first quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 190 basis points.  The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $5.0 million and included expenses from the acquired businesses, and $4.6 million of incremental amortization expense of acquired intangible assets.

Operating income of $59.8 million increased $11.2 million from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies
	Three months ended June 30,
	2024		2023
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$309.0	100.0%	$343.1	100.0%
Cost of sales	245.5	79.4%	291.2	84.9%
Gross profit	63.5	20.6%	51.9	15.1%
Selling, general and administrative expenses	26.8	8.7%	24.3	7.1%
Restructuring expenses	5.2	1.7%	-	-
Operating income	$31.5	10.2%	$27.6	8.0%

Comparison of three months ended June 30, 2024 and 2023

Performance Technologies net sales decreased $34.1 million, or 10 percent, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to lower sales volume, including $24.3 million of lower sales from three automotive businesses in Germany that we sold during the third quarter of fiscal 2024.  These decreases were partially offset by higher average selling prices.  Compared with the first quarter of the prior year, sales of liquid-cooled and air-cooled products decreased $30.7 million and $4.1 million, respectively.  Sales of advanced solutions products increased $3.4 million.

Performance Technologies cost of sales decreased $45.7 million, or 16 percent, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to lower sales volume, lower raw material costs, which decreased approximately $7.0 million, and improved operating efficiencies.  These favorable drivers were partially offset by higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 550 basis points to 79.4 percent, primarily due to higher average selling prices, lower material costs and improved operating efficiencies, partially offset by higher labor and inflationary costs.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $11.6 million and gross margin improved 550 basis points to 20.6 percent.

SG&A expenses increased $2.5 million, or 10 percent, compared with the first quarter of the prior year.  As a percentage of sales, SG&A expenses increased by 160 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $3.0 million.

Restructuring expenses of $5.2 million during the first quarter of fiscal 2025 primarily consisted of severance-related expenses associated with the closure of a technical service center in Europe, and equipment transfer costs.

Operating income of $31.5 million increased $3.9 million from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to higher gross profit, partially offset by higher restructuring and SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2024 of $72.9 million, and available borrowing capacity of $163.8 million under our revolving credit facility.  Given our extensive international operations, approximately $69.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities
Net cash provided by operating activities for the three months ended June 30, 2024 was $40.5 million, which represents a $1.2 million decrease compared with the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, as compared with the same period in the prior year, partially offset by the favorable impact of higher earnings.  The unfavorable changes in working capital include a decrease in customer deposits associated with sales contracts with long inventory lead times and higher payments for incentive compensation, as compared with the same period in the prior year.

Capital expenditures
Capital expenditures of $26.8 million during the first three months of fiscal 2025 increased $11.7 million compared with the same period in the prior year.  The fiscal 2025 capital expenditures include investments supporting several of our strategic growth initiatives, including increasing production capacity for data center products.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2024, we were in compliance with our debt covenants.  We expect to remain in compliance with our debt covenants during the remainder of fiscal 2025 and beyond.

U.S. pension plan termination
In June 2024, we approved the termination of our U.S. pension plan, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation.  We intend to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer our remaining obligations under the plan.  In connection with the plan termination, we expect to make a cash contribution in the range of $15.0 million to $30.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $130.0 million during fiscal 2026.  The timing and amount of the final cash contribution and settlement charges could materially differ from our estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

Share repurchase program
As of June 30, 2024, we had $32.1 million of share repurchase authorization remaining under the current repurchase program, which expires in November 2024.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Forward-looking statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.  Other risks and uncertainties include, but are not limited to, the following:

Market risks:

•
The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and military conflicts, including the current conflicts in Ukraine and in the Middle East and heightened tension in the Red Sea;

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

•	Our ability to mitigate increases in labor costs and labor shortages;

•	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and

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

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;

•	The impact of the material weakness identified in our internal control over financial reporting related to IT system access in Europe on our financial reporting process;

•
Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;

•
Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.  The Company’s market risks have not materially changed since the fiscal 2024 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  As described below, management previously identified a material weakness in the Company’s internal control over financial reporting.  This material weakness will not be considered remediated until the applicable new and enhanced controls operate for a sufficient period of time and management can conclude, through testing, that the controls are designed and operating effectively.  As remediation of the material weakness is not yet complete, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures continue to be ineffective as of June 30, 2024.

Notwithstanding the material weakness, management performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America.

Previously-identified material weakness
As reported in Part II, Item 9A. “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, management identified a material weakness in the Company’s internal control over financial reporting related to information technology (“IT”) general controls in Europe for systems supporting the Company’s accounting and financial reporting processes.  Specifically, the Company did not appropriately restrict access to certain systems.  As a result, automated process-level controls and manual controls that are dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective since they could have been adversely impacted.  The material weakness resulted from an insufficient number of trained resources with the IT expertise necessary to appropriately assess and be accountable for IT-related risks or effectively design, implement, and operate controls to monitor and restrict access to systems that support the Company’s accounting and financial reporting processes.

Management’s remediation activities
Management is currently in the process or substantially complete with the following steps, which it believes will fully address the underlying causes of the material weakness:

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

Management believes that these actions and control improvements, when fully implemented and tested, will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified.

Changes in internal control over financial reporting

The Company acquired Scott Springfield Manufacturing during the fourth quarter of fiscal 2024 and is currently in the process of evaluating and integrating the operations, processes and internal controls of the acquired company.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the acquisition.

Except for the remediation steps described above and the integration activities underway for the Scott Springfield Manufacturing acquisition, there have been no changes in internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2024	_______	_______	_______	$32,063,074

May 1 – May 31, 2024	10,878 (b)	$100.92	_______	$32,063,074

June 1 – June 30, 2024	39,441 (b)	$91.41	_______	$32,063,074

Total	50,319	$93.47

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

During the three months ended June 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Fiscal 2025 Performance Stock Award Agreement.		X

10.2	Form of Fiscal 2025 Restricted Stock Unit Award Agreement.		X

10.3	Form of Fiscal 2025 Performance Conditioned Restricted Stock Unit Award Agreement.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: July 31, 2024

* Executing as both the principal financial officer and a duly authorized officer of the Company