Form 10-Q
period 2024-09-30
MODINE MANUFACTURING CO
filed 2024-10-30
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,503,083 at October 25, 2024.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2024 and 2023

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net sales	$658.0	$620.5	$1,319.5	$1,242.9
Cost of sales	492.4	485.4	991.3	979.9
Gross profit	165.6	135.1	328.2	263.0
Selling, general and administrative expenses	85.8	68.9	168.6	130.3
Restructuring expenses	4.5	0.5	9.9	0.5
Operating income	75.3	65.7	149.7	132.2
Interest expense	(7.4)	(6.1)	(14.9)	(12.0)
Other (expense) income – net	(1.5)	0.1	(1.8)	(0.5)
Earnings before income taxes	66.4	59.7	133.0	119.7
Provision for income taxes	(20.0)	(12.8)	(38.8)	(27.5)
Net earnings	46.4	46.9	94.2	92.2
Net earnings attributable to noncontrolling interest	(0.3)	(0.4)	(0.8)	(0.9)
Net earnings attributable to Modine	$46.1	$46.5	$93.4	$91.3

Net earnings per share attributable to Modine shareholders:
Basic	$0.88	$0.89	$1.78	$1.74
Diluted	$0.86	$0.87	$1.73	$1.72

Weighted-average shares outstanding:
Basic	52.6	52.4	52.5	52.4
Diluted	53.9	53.4	53.9	53.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and six months ended September 30, 2024 and 2023

(In millions)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net earnings	$46.4	$46.9	$94.2	$92.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	21.1	(12.7)	14.1	(13.5)
Defined benefit plans, net of income taxes of $0.2, $0.3, $0.5 and $0.5 million	0.8	0.8	1.6	1.6
Cash flow hedges, net of income taxes of $0.1, ($0.1), $0.1 and ($0.3) million	0.2	(0.2)	0.2	(0.9)
Total other comprehensive income (loss)	22.1	(12.1)	15.9	(12.8)

Comprehensive income	68.5	34.8	110.1	79.4
Comprehensive income attributable to noncontrolling interest	(0.7)	(0.4)	(1.1)	(0.7)
Comprehensive income attributable to Modine	$67.8	$34.4	$109.0	$78.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

September 30, 2024 and March 31, 2024

(In millions, except per share amounts)

(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$78.6	$60.1
Trade accounts receivable – net	452.9	422.9
Inventories	366.5	357.9
Other current assets	54.6	53.1
Total current assets	952.6	894.0
Property, plant and equipment – net	373.9	365.7
Intangible assets – net	165.8	188.3
Goodwill	240.7	230.9
Deferred income taxes	63.3	75.1
Other noncurrent assets	119.3	97.5
Total assets	$1,915.6	$1,851.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$14.0	$12.0
Long-term debt – current portion	32.3	19.7
Accounts payable	295.1	283.4
Accrued compensation and employee benefits	91.7	101.6
Other current liabilities	103.8	129.1
Total current liabilities	536.9	545.8
Long-term debt	359.1	399.9
Deferred income taxes	26.3	30.0
Pensions	21.2	27.7
Other noncurrent liabilities	104.7	92.6
Total liabilities	1,048.2	1,096.0
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.3 million and 56.1 million shares	35.2	35.0
Additional paid-in capital	293.5	283.7
Retained earnings	752.4	659.0
Accumulated other comprehensive loss	(147.8)	(163.4)
Treasury stock, at cost, 3.8 million and 3.7 million shares	(74.5)	(66.7)
Total Modine shareholders’ equity	858.8	747.6
Noncontrolling interest	8.6	7.9
Total equity	867.4	755.5
Total liabilities and equity	$1,915.6	$1,851.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2024 and 2023

(In millions)

(Unaudited)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$94.2	$92.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.1	27.7
Stock-based compensation expense	9.8	4.6
Deferred income taxes	9.8	5.5
Other – net	3.4	3.8
Changes in operating assets and liabilities:
Trade accounts receivable	(25.5)	6.7
Inventories	(5.2)	(4.3)
Accounts payable	21.8	(43.3)
Other assets and liabilities	(49.6)	17.9
Net cash provided by operating activities	97.8	110.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(40.3)	(26.2)
Payments for business acquisitions	(3.4)	(4.8)
Proceeds from disposition of assets	0.5	1.1
Other – net	—	(4.5)
Net cash used for investing activities	(43.2)	(34.4)

Cash flows from financing activities:
Borrowings of debt	282.0	176.6
Repayments of debt	(301.8)	(182.4)
Repayments on bank overdraft facilities – net	(9.0)	(3.7)
Purchases of treasury stock	(7.8)	(10.3)
Dividend paid to noncontrolling interest	(0.4)	(0.5)
Other – net	0.3	1.7
Net cash used for financing activities	(36.7)	(18.6)

Effect of exchange rate changes on cash	0.7	(1.9)
Net increase in cash, cash equivalents and restricted cash	18.6	55.9

Cash, cash equivalents and restricted cash – beginning of period	60.3	67.2
Cash, cash equivalents and restricted cash – end of period	$78.9	$123.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended September 30, 2024

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2024	56.1	$35.0	$283.7	$659.0	$(163.4)	$(66.7)	$7.9	$755.5
Net earnings	—	—	—	47.3	—	—	0.5	47.8
Other comprehensive loss	—	—	—	—	(6.1)	—	(0.1)	(6.2)
Stock options and awards	0.1	0.1	—	—	—	—	—	0.1
Purchase of treasury stock	—	—	—	—	—	(4.7)	—	(4.7)
Stock-based compensation expense	—	—	4.2	—	—	—	—	4.2
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2024	56.2	$35.1	$287.9	$706.3	$(169.5)	$(71.4)	$7.9	$796.3
Net earnings	—	—	—	46.1	—	—	0.3	46.4
Other comprehensive income	—	—	—	—	21.7	—	0.4	22.1
Stock options and awards	0.1	0.1	—	—	—	—	—	0.1
Purchase of treasury stock	—	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation expense	—	—	5.6	—	—	—	—	5.6
Balance, September 30, 2024	56.3	$35.2	$293.5	$752.4	$(147.8)	$(74.5)	$8.6	$867.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended September 30, 2023

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	—	—	—	44.8	—	—	0.5	45.3
Other comprehensive loss	—	—	—	—	(0.5)	—	(0.2)	(0.7)
Stock options and awards	0.2	0.1	0.4	—	—	—	—	0.5
Purchase of treasury stock	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	1.5	—	—	—	—	1.5
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2023	55.6	$34.7	$272.7	$542.3	$(161.6)	$(50.2)	$6.6	$644.5
Net earnings	—	—	—	46.5	—	—	0.4	46.9
Other comprehensive loss	—	—	—	—	(12.1)	—	—	(12.1)
Stock options and awards	0.1	0.1	0.6	—	—	—	—	0.7
Purchase of treasury stock	—	—	—	—	—	(9.1)	—	(9.1)
Stock-based compensation expense	—	—	3.1	—	—	—	—	3.1
Balance, September 30, 2023	55.7	$34.8	$276.4	$588.8	$(173.7)	$(59.3)	$7.0	$674.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2024.

Supplier finance programs

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable in the consolidated balance sheets, totaled $17.8 million and $23.6 million at September 30, 2024 and March 31, 2024, respectively.

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

Based in Calgary, Canada, Scott Springfield Manufacturing is a leading manufacturer of air handling units to customers in the data center, telecommunications, healthcare, and aerospace markets. This acquisition expanded the Company’s product offerings and customer base in the high-growth data center and indoor air quality markets in the U.S. and Canada. Since the date of the acquisition, the Company has reported the financial results of the Scott Springfield Manufacturing business within the Climate Solutions segment. For the three and six months ended September 30, 2024, the Company included $53.4 million and $93.1 million of net sales, respectively, within its consolidated statements of operations attributable to Scott Springfield Manufacturing.

The Company has completed the purchase price allocation for its acquisition of Scott Springfield Manufacturing. During the first quarter of fiscal 2025, the Company completed its market and trade name analyses and recorded a measurement period adjustment to reduce the fair value of the trade name intangible asset by $9.6 million. This adjustment resulted in a corresponding decrease in the deferred income tax liability of $2.2 million and an increase in goodwill of $7.4 million.

The Company’s purchase price allocation for its acquisition of Scott Springfield Manufacturing is as follows:

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

	Three months ended	Six months ended
	September 30, 2023	September 30, 2023
Net sales	$647.5	$1,299.2
Net earnings attributable to Modine	46.6	91.1

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The supplemental pro forma financial information above is based upon the Company’s historical results and the historical results of Scott Springfield Manufacturing, which have been translated from Canadian dollars to U.S. dollars using the historical average foreign exchange rates. The pro forma information includes adjustments for: i) amortization and depreciation expense totaling approximately $2.0 million and $5.0 million for the three and six months ended September 30, 2023, respectively, for acquired tangible and intangible assets, (ii) estimated quarterly interest expense of $1.5 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within Canada. The pro forma financial information does not reflect any expected revenue or cost synergies.

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

Disposition of Germany automotive businesses

In October 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P. Prior to the disposition, the Company reported the financial results of the disposal group within its Performance Technologies segment. Net sales of the disposal group included within the Company’s consolidated statement of operations for the three and six months ended September 30, 2023 totaled $21.9 million and $46.2 million, respectively.

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

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. See Note 20 for additional segment financial information. The disaggregated revenue information presented in the tables below for fiscal 2024 has been recast to be comparable with the fiscal 2025 presentation.

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data center cooling	$158.9	$—	$158.9	$78.8	$—	$78.8
Heat transfer	103.4	—	103.4	119.2	—	119.2
HVAC&R	104.1	—	104.1	91.2	—	91.2
Air-cooled	—	155.2	155.2	—	173.3	173.3
Liquid-cooled	—	99.1	99.1	—	126.4	126.4
Advanced solutions	—	37.3	37.3	—	31.6	31.6
Inter-segment sales	—	5.9	5.9	—	6.0	6.0
Net sales	$366.4	$297.5	$663.9	$289.2	$337.3	$626.5

Geographic location:
Americas	$252.6	$182.7	$435.3	$174.1	$178.4	$352.5
Europe	105.9	72.5	178.4	109.1	110.0	219.1
Asia	7.9	42.3	50.2	6.0	48.9	54.9
Net sales	$366.4	$297.5	$663.9	$289.2	$337.3	$626.5

Timing of revenue recognition:
Products transferred at a point in time	$350.9	$294.6	$645.5	$271.6	$333.7	$605.3
Products transferred over time	15.5	2.9	18.4	17.6	3.6	21.2
Net sales	$366.4	$297.5	$663.9	$289.2	$337.3	$626.5

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Six months ended September 30, 2024			Six months ended September 30, 2023
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data center cooling	$321.5	$—	$321.5	$147.0	$—	$147.0
Heat transfer	215.2	—	215.2	260.0	—	260.0
HVAC&R	186.9	—	186.9	168.9	—	168.9
Air-cooled	—	323.8	323.8	—	346.0	346.0
Liquid-cooled	—	203.1	203.1	—	261.1	261.1
Advanced solutions	—	69.0	69.0	—	59.9	59.9
Inter-segment sales	0.1	10.6	10.7	—	13.4	13.4
Net sales	$723.7	$606.5	$1,330.2	$575.9	$680.4	$1,256.3

Geographic location:
Americas	$492.6	$367.4	$860.0	$327.4	$351.1	$678.5
Europe	217.4	152.6	370.0	236.0	230.0	466.0
Asia	13.7	86.5	100.2	12.5	99.3	111.8
Net sales	$723.7	$606.5	$1,330.2	$575.9	$680.4	$1,256.3

Timing of revenue recognition:
Products transferred at a point in time	$691.6	$600.4	$1,292.0	$529.8	$673.7	$1,203.5
Products transferred over time	32.1	6.1	38.2	46.1	6.7	52.8
Net sales	$723.7	$606.5	$1,330.2	$575.9	$680.4	$1,256.3

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2024	March 31, 2024
Contract assets	$14.5	$12.9
Contract liabilities	51.9	79.4

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $1.6 million increase in contract assets during the first six months of fiscal 2025 primarily resulted from increases in contract assets for revenue recognized over time and in capitalized costs related to the Company’s fulfillment of its performance obligations.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling. The $27.5 million decrease in contract liabilities during the first six months of fiscal 2025 primarily resulted from the Company’s satisfaction of performance obligations under contracts that had required advanced payments, largely associated with long inventory lead times.

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

Note 5: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	2.2	2.4	4.5	4.8
Expected return on plan assets	(2.1)	(2.6)	(4.3)	(5.2)
Amortization of unrecognized net loss	1.1	1.2	2.3	2.3
Net periodic benefit cost	$1.3	$1.0	$2.6	$2.0

During the six months ended September 30, 2024, the Company contributed $6.5 million to its U.S. pension plan.

In June 2024, the Company approved the termination of its U.S. pension plan, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. The Company intends to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer its remaining obligations under the plan. In connection with the plan termination, the Company expects to make additional cash contributions in the range of $10.0 million to $25.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $130.0 million during fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from the Company’s estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

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

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $5.6 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company recognized stock-based compensation expense of $9.8 million and $4.6 million for the six months ended September 30, 2024 and 2023, respectively.

During the first six months of fiscal 2025, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2027.

The weighted-average fair value of stock-based compensation awards granted during the six months ended September 30, 2024 and 2023 were as follows:

	Six months ended September 30,
	2024		2023
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$103.77	0.3	$27.29
Restricted stock awards	—	$105.40	0.1	$33.19

As of September 30, 2024, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$30.6	2.2
Restricted stock awards	8.2	1.6
Stock options	0.9	0.5
Total	$39.7	2.0

Note 7: Restructuring Activities

During the first six months of fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses recorded in the Performance Technologies segment. These severance charges were primarily recorded in Europe and include severance related to the closure of a technical service center and other targeted headcount reductions. In addition, as part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize the efficiency of its supply chain and manufacturing processes in order to improve profit margins in the Climate Solutions and Performance Technologies segments. These restructuring activities have included transferring the production and warehousing for certain product lines among its facilities.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

During the first six months of fiscal 2024, restructuring and repositioning expenses primarily consisted of equipment transfer costs in the Climate Solutions and Performance Technologies segments.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Employee severance and related benefits	$3.2	$0.1	$8.0	$0.1
Other restructuring and repositioning expenses	1.3	0.4	1.9	0.4
Total	$4.5	$0.5	$9.9	$0.5

Other restructuring and repositioning expenses primarily consist of costs related to product line transfers.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2024	2023
Beginning balance	$8.6	$8.9
Additions	3.2	0.1
Payments	(4.1)	(3.1)
Reclassified as held for sale (a)	—	(2.5)
Effect of exchange rate changes	0.2	(0.2)
Ending balance	$7.9	$3.2

	Six months ended September 30,
	2024	2023
Beginning balance	$13.0	$10.6
Additions	8.0	0.1
Payments	(13.3)	(4.9)
Reclassified as held for sale (a)	—	(2.5)
Effect of exchange rate changes	0.2	(0.1)
Ending balance	$7.9	$3.2
____

(a)	The Company reclassified the assets and liabilities of three businesses based in Germany as held for sale on the September 30, 2023 balance sheet. These businesses were subsequently sold in October 2023. See Note 2 for additional information regarding the sale.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Interest income	$0.8	$1.2	$1.5	$1.7
Foreign currency transactions (a)	(1.2)	(0.2)	(1.0)	(0.5)
Net periodic benefit cost (b)	(1.1)	(0.9)	(2.3)	(1.7)
Total other (expense) income - net	$(1.5)	$0.1	$(1.8)	$(0.5)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 30.1 percent and 21.4 percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2024 and 2023 was 29.2 percent and 23.0 percent, respectively. The effective tax rates for fiscal 2025 are higher than the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings. In addition, the effective tax rates for the prior-year periods were favorably impacted by the release of a $1.8 million unrecognized tax benefit during the second quarter of fiscal 2024, due to a lapse in statute of limitations.

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

At September 30, 2024, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $46.3 million and $23.8 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net earnings attributable to Modine	$46.1	$46.5	$93.4	$91.3

Weighted-average shares outstanding – basic	52.6	52.4	52.5	52.4
Effect of dilutive securities	1.3	1.0	1.4	0.8
Weighted-average shares outstanding – diluted	53.9	53.4	53.9	53.2

Earnings per share:
Net earnings per share – basic	$0.88	$0.89	$1.78	$1.74
Net earnings per share – diluted	$0.86	$0.87	$1.73	$1.72

There were no anti-dilutive securities outstanding for the three and six months ended September 30, 2024 and the three months ended September 30, 2023. For the six months ended September 30, 2023, the Company excluded 0.1 million of restricted stock awards for the calculation of diluted earnings per share because they were anti-dilutive.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$78.6	$60.1
Restricted cash	0.3	0.2
Total cash, cash equivalents and restricted cash	$78.9	$60.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	September 30, 2024	March 31, 2024
Raw materials	$224.0	$207.8
Work in process	69.6	64.5
Finished goods	72.9	85.6
Total inventories	$366.5	$357.9

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2024	March 31, 2024
Land	$16.8	$16.3
Buildings and improvements (10-40 years)	289.3	280.7
Machinery and equipment (3-15 years)	858.4	824.4
Office equipment (3-10 years)	95.8	97.0
Construction in progress	57.6	67.6
	1,317.9	1,286.0
Less: accumulated depreciation	(944.0)	(920.3)
Net property, plant and equipment	$373.9	$365.7

Note 14: Goodwill and Intangible Assets

During the first quarter of fiscal 2025, the Company recorded a measurement period adjustment to reduce the fair value of the acquired Scott Springfield Manufacturing trade name by $9.6 million. This purchase accounting adjustment resulted in a $7.4 million increase in goodwill. See Note 2 for additional information.

As a result of the segment realignment during the first quarter of fiscal 2025, the Company’s goodwill now resides entirely within the Climate Solutions segment. The following table presents a roll forward of the carrying value of goodwill from March 31, 2024 to September 30, 2024.

Climate Solutions
Goodwill, March 31, 2024	$230.9
Acquisition adjustment	7.4
Effect of exchange rate changes	2.4
Goodwill, September 30, 2024	$240.7

Intangible assets consisted of the following:

	September 30, 2024			March 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$151.5	$(37.8)	$113.7	$150.5	$(26.3)	$124.2
Trade names	53.6	(19.9)	33.7	62.8	(18.5)	44.3
Acquired technology	32.8	(14.4)	18.4	32.5	(12.7)	19.8
Total intangible assets	$237.9	$(72.1)	$165.8	$245.8	$(57.5)	$188.3

The Company recorded amortization expense of $6.9 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense of $13.8 million and $4.0 million for the six months ended September 30, 2024 and 2023, respectively. The Company estimates that it will record approximately $14.0 million of amortization expense during the remainder of fiscal 2025. The Company estimates that it will record approximately $18.0 million, $16.0 million, $16.0 million, and $15.0 million of annual amortization expense in fiscal 2026 through 2029, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2024	2023
Beginning balance	$10.8	$7.9
Warranties recorded at time of sale	1.9	1.6
Adjustments to pre-existing warranties	(0.3)	2.5
Settlements	(1.6)	(1.4)
Reclassified as held for sale (a)	—	(0.2)
Effect of exchange rate changes	0.3	(0.1)
Ending balance	$11.1	$10.3

	Six months ended September 30,
	2024	2023
Beginning balance	$10.7	$6.9
Warranties recorded at time of sale	3.8	3.1
Adjustments to pre-existing warranties	(0.4)	3.1
Settlements	(3.3)	(2.5)
Reclassified as held for sale (a)	—	(0.2)
Effect of exchange rate changes	0.3	(0.1)
Ending balance	$11.1	$10.3
____

(a)	The Company reclassified the assets and liabilities of three businesses based in Germany as held for sale on the September 30, 2023 balance sheet. These businesses were subsequently sold in October 2023. See Note 2 for additional information regarding the sale.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	September 30, 2024	March 31, 2024
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$91.4	$76.0
Finance lease ROU assets (a)	Property, plant and equipment - net	7.3	6.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$17.4	$15.3
Operating lease liabilities	Other noncurrent liabilities	75.4	62.1
Finance lease liabilities	Long-term debt - current portion	0.5	0.4
Finance lease liabilities	Long-term debt	2.5	1.9
____

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $4.0 million and $3.7 million as of September 30, 2024 and March 31, 2024, respectively.

The increases in operating lease ROU assets and liabilities from March 31, 2024 to September 30, 2024 primarily resulted from the commencement of a 10-year manufacturing facility lease within the Climate Solutions segment. The Company entered into this new lease to increase production capacity for data center products.

Components of lease expense

The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Operating lease expense (a)	$7.7	$5.6	$14.6	$11.5
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.3	0.3
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$8.0	$5.9	$15.0	$11.9
____

(a)	For three and six months ended September 30, 2024, operating lease expense included short-term lease expense of $1.8 million and $3.1 million, respectively. For three and six months ended September 30, 2023, operating lease expense included short-term lease expense of $1.4 million and $2.9 million, respectively. Variable lease expense was not significant.

During July 2024, the Company signed a 10-year operating lease of a manufacturing facility with future lease payments totaling approximately $12.0 million which is expected to commence in the third quarter of fiscal 2025.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year
	of maturity	September 30, 2024	March 31, 2024

Term loans	2028	$200.3	$204.5
5.9% Senior Notes	2029	100.0	100.0
Revolving credit facility	2028	65.0	90.0
5.8% Senior Notes	2027	25.0	25.0
Finance lease obligations		3.0	2.3
		393.3	421.8
Less: current portion		(32.3)	(19.7)
Less: unamortized debt issuance costs		(1.9)	(2.2)
Total long-term debt		$359.1	$399.9

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2025	$14.1
2026	44.8
2027	44.8
2028	263.4
2029	25.5
2030 & beyond	0.7
Total	$393.3

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027. In addition, the credit agreement provides for shorter-duration swingline loans. Borrowings under the revolving credit, swingline and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At September 30, 2024, the weighted-average interest rate for revolving credit facility borrowings and the term loans was 6.3 and 5.8 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At September 30, 2024, the Company’s borrowings under its revolving credit and swingline facilities totaled $65.0 million and $13.0 million, respectively, and domestic letters of credit totaled $6.2 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $190.8 million as of September 30, 2024. At March 31, 2024, the Company’s borrowings under its revolving credit and swingline facilities totaled $90.0 million and $2.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $1.0 million and $10.0 million at September 30, 2024 and March 31, 2024, respectively.

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

Financial covenants within its credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of September 30, 2024, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2024 and March 31, 2024, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $124.9 million and $120.9 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $17.4 million and $17.6 million as of September 30, 2024 and March 31, 2024, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2024				Six months ended September 30, 2024
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(69.7)	$(99.9)	$0.1	$(169.5)	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income before reclassifications	20.7	—	0.4	21.1	13.8	—	0.4	14.2
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.0	—	1.0	—	2.1	—	2.1
Realized gains - net (b)	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Income taxes	—	(0.2)	(0.1)	(0.3)	—	(0.5)	(0.1)	(0.6)
Total other comprehensive income	20.7	0.8	0.2	21.7	13.8	1.6	0.2	15.6

Ending balance	$(49.0)	$(99.1)	$0.3	$(147.8)	$(49.0)	$(99.1)	$0.3	$(147.8)

	Three months ended September 30, 2023				Six months ended September 30, 2023
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(58.1)	$(103.6)	$0.1	$(161.6)	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(12.7)	—	—	(12.7)	(13.3)	—	(0.4)	(13.7)
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1	—	2.1	—	2.1
Realized gains - net (b)	—	—	(0.3)	(0.3)	—	—	(0.8)	(0.8)
Income taxes	—	(0.3)	0.1	(0.2)	—	(0.5)	0.3	(0.2)
Total other comprehensive income (loss)	(12.7)	0.8	(0.2)	(12.1)	(13.3)	1.6	(0.9)	(12.6)

Ending balance	$(70.8)	$(102.8)	$(0.1)	$(173.7)	$(70.8)	$(102.8)	$(0.1)	$(173.7)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 20: Segment Information

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration markets and customers. The Company believes that unifying these complementary businesses is allowing it to better focus resources on targeted growth opportunities and more efficiently apply 80/20 principles to optimize profit margins and cash flow. Segment financial information for the prior periods has been recast to conform to the current presentation.

The following is a summary of net sales, gross profit and operating income by segment:

	Three months ended September 30,
	2024			2023
	External	Inter-segment		External	Inter-segment
	Sales	Sales	Total	Sales	Sales	Total
Net sales:
Climate Solutions	$366.4	$—	$366.4	$289.2	$—	$289.2
Performance Technologies	291.6	5.9	297.5	331.3	6.0	337.3
Segment total	658.0	5.9	663.9	620.5	6.0	626.5
Corporate and eliminations	—	(5.9)	(5.9)	—	(6.0)	(6.0)
Net sales	$658.0	$—	$658.0	$620.5	$—	$620.5

	Six months ended September 30,
	2024			2023
	External	Inter-segment		External	Inter-segment
	Sales	Sales	Total	Sales	Sales	Total
Net sales:
Climate Solutions	$723.6	$0.1	$723.7	$575.9	$—	$575.9
Performance Technologies	595.9	10.6	606.5	667.0	13.4	680.4
Segment total	1,319.5	10.7	1,330.2	1,242.9	13.4	1,256.3
Corporate and eliminations	—	(10.7)	(10.7)	—	(13.4)	(13.4)
Net sales	$1,319.5	$—	$1,319.5	$1,242.9	$—	$1,242.9

	Three months ended September 30,				Six months ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	$’s	sales	$’s	sales	$’s	sales	$’s	sales
Gross profit:
Climate Solutions	$106.3	29.0%	$76.9	26.6%	$207.1	28.6%	$152.7	26.5%
Performance Technologies	60.1	20.2%	57.6	17.1%	123.6	20.4%	109.5	16.1%
Segment total	166.4	25.1%	134.5	21.5%	330.7	24.9%	262.2	20.9%
Corporate and eliminations	(0.8)	—	0.6	—	(2.5)	—	0.8	—
Gross profit	$165.6	25.2%	$135.1	21.8%	$328.2	24.9%	$263.0	21.2%

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Operating income:
Climate Solutions	$64.7	$47.1	$124.5	$95.7
Performance Technologies	30.8	31.2	62.3	58.8
Segment total	95.5	78.3	186.8	154.5
Corporate and eliminations	(20.2)	(12.6)	(37.1)	(22.3)
Operating income	$75.3	$65.7	$149.7	$132.2

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	September 30, 2024	March 31, 2024
Assets:
Climate Solutions	$433.0	$412.7
Performance Technologies	386.4	368.1
Other (a)	1,096.2	1,070.7
Total assets	$1,915.6	$1,851.5
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended September 30, 2024 was the second quarter of fiscal 2025.

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

See Note 2 of the Notes to Consolidated Financial Statements for further information.

Second quarter highlights

Net sales in the second quarter of fiscal 2025 increased $37.5 million, or 6 percent, from the second quarter of fiscal 2024, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. The higher Climate Solutions segment sales included $53.4 million of incremental sales from the acquired Scott Springfield Manufacturing business. The lower Performance Technologies segment sales included a $21.9 million impact of the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. Cost of sales increased $7.0 million, or 1 percent. Gross profit increased $30.5 million and gross margin improved 340 basis points to 25.2 percent. Selling, general and administrative (“SG&A”) expenses increased $16.9 million and included higher compensation-related expenses and incremental expenses from Scott Springfield Manufacturing, including amortization expense for acquired intangible assets. Operating income of $75.3 million during the second quarter of fiscal 2025 increased $9.6 million from the prior year, primarily due to higher earnings in our operating segments, partially offset by higher SG&A and restructuring expenses.

Year-to-date highlights

Net sales in the first six months of fiscal 2025 increased $76.6 million, or 6 percent, from the same period last year, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. The higher Climate Solutions segment sales included $94.5 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses. The lower Performance Technologies segment sales were largely driven by the $46.2 million impact of the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. Cost of sales increased $11.4 million, or 1 percent, from the same period last year. Gross profit increased $65.2 million and gross margin improved 370 basis points to 24.9 percent. SG&A expenses increased $38.3 million and included higher compensation-related expenses and incremental expenses from Scott Springfield Manufacturing, including amortization expense for acquired intangible assets. Operating income of $149.7 million during the first six months of fiscal 2025 increased $17.5 million from the prior year, primarily due to higher earnings in our operating segments, partially offset by higher SG&A and restructuring expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,				Six months ended September 30,
	2024		2023		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$658.0	100.0%	$620.5	100.0%	$1,319.5	100.0%	$1,242.9	100.0%
Cost of sales	492.4	74.8%	485.4	78.2%	991.3	75.1%	979.9	78.8%
Gross profit	165.6	25.2%	135.1	21.8%	328.2	24.9%	263.0	21.2%
Selling, general and administrative expenses	85.8	13.0%	68.9	11.1%	168.6	12.8%	130.3	10.5%
Restructuring expenses	4.5	0.7%	0.5	0.1%	9.9	0.8%	0.5	—
Operating income	75.3	11.4%	65.7	10.6%	149.7	11.3%	132.2	10.6%
Interest expense	(7.4)	(1.1)%	(6.1)	(1.0)%	(14.9)	(1.1)%	(12.0)	(1.0)%
Other (expense) income – net	(1.5)	(0.2)%	0.1	—	(1.8)	(0.1)%	(0.5)	—
Earnings before income taxes	66.4	10.1%	59.7	9.6%	133.0	10.1%	119.7	9.6%
Provision for income taxes	(20.0)	(3.0)%	(12.8)	(2.1)%	(38.8)	(2.9)%	(27.5)	(2.2)%
Net earnings	$46.4	7.1%	$46.9	7.6%	$94.2	7.1%	$92.2	7.4%

Comparison of the three months ended September 30, 2024 and 2023

Second quarter net sales of $658.0 million were $37.5 million, or 6 percent, higher than the second quarter of the prior year, primarily due to $77.2 million of higher sales in our Climate Solutions segment, driven by $53.4 million of incremental sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation data center customers. The higher sales in Climate Solutions were partially offset by lower sales in our Performance Technologies segment, which decreased $39.8 million, including a $21.9 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024.

Second quarter cost of sales increased $7.0 million, or 1 percent, primarily due to higher labor and inflationary costs, higher sales volume, and higher raw material costs, which increased approximately $3.0 million, partially offset by improved operating efficiencies. As a percentage of sales, cost of sales decreased 340 basis points to 74.8 percent, primarily due to favorable sales mix, higher average selling prices, and the favorable impact of commercial pricing settlements and the recognition of sales tax credits in Brazil within the Climate Solutions and Performance Technologies segments, respectively.

As a result of higher sales and lower cost of sales as a percentage of sales, second quarter gross profit increased $30.5 million and gross margin improved 340 basis points to 25.2 percent.

Second quarter SG&A expenses increased $16.9 million, or 25 percent. As a percentage of sales, SG&A expenses increased by 190 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $13.0 million and included incremental expenses from the acquired Scott Springfield Manufacturing business and increased incentive compensation resulting from improved financial results. In addition, SG&A expenses in the second quarter of fiscal 2025 included $4.7 million of incremental amortization expense for acquired intangible assets. These increases were partially offset by lower environmental charges related to previously-owned facilities in the U.S., which decreased $1.0 million.

Restructuring expenses increased $4.0 million compared with the second quarter of fiscal 2024, primarily due to higher severance expenses and product line transfer costs in the Performance Technologies and Climate Solutions segments, respectively.

Operating income of $75.3 million in the second quarter of fiscal 2025 increased $9.6 million compared with the second quarter of fiscal 2024, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Interest expense during the second quarter of fiscal 2025 increased $1.3 million compared with the second quarter of fiscal 2024, primarily due to higher borrowings on our revolving credit facility, which we used to fund a portion of the purchase price for the acquisition of Scott Springfield Manufacturing.

The provision for income taxes was $20.0 million and $12.8 million in the second quarter of fiscal 2025 and 2024, respectively. The $7.2 million increase was primarily due to higher earnings and changes in the mix and amount of foreign and U.S. earnings in the current year, as compared with the same period in the prior year. In addition, the provision for income taxes in the prior year was favorably impacted by the release of a $1.8 million unrecognized tax benefit during the second quarter of fiscal 2024.

Comparison of six months ended September 30, 2024 and 2023

Fiscal 2025 year-to-date net sales of $1,319.5 million were $76.6 million, or 6 percent, higher than the same period last year, primarily due to $147.8 million of higher sales in our Climate Solutions segment, including $94.5 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses, partially offset by $73.9 million of lower sales in our Performance Technologies segment, including a $46.2 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. From a product group perspective, compared with the same period last year, sales of data center cooling products increased $174.5 million, while sales of liquid-cooled and heat transfer products decreased $58.0 million and $44.8 million, respectively.

Fiscal 2025 year-to-date cost of sales of $991.3 million increased $11.4 million, or 1 percent, primarily due to higher sales volume, higher labor and inflationary costs, partially offset by lower raw material costs, which decreased approximately $6.0 million, and improved operating efficiencies. In addition, we recorded $1.6 million of cost of sales at Corporate during the first quarter of fiscal 2025 related to an inventory purchase accounting adjustment for the acquisition of Scott Springfield Manufacturing. As a percentage of sales, cost of sales decreased 370 basis points to 75.1 percent, primarily due to favorable sales mix, higher average selling prices, improved operating efficiencies, and the favorable impact of commercial pricing settlements and the recognition of sales tax credits in Brazil within the Climate Solutions and Performance Technologies segments, respectively.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $65.2 million and gross margin improved 370 basis points to 24.9 percent.

Fiscal 2025 year-to-date SG&A expenses increased $38.3 million, or 29 percent. As a percentage of sales, SG&A expenses increased by 230 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $26.0 million and included incremental expenses from the acquired businesses and increased incentive compensation resulting from improved financial results. In addition, SG&A expenses in the first six months of fiscal 2025 included $9.3 million of incremental amortization expense for acquired intangible assets.

Restructuring expenses during the first six months of fiscal 2025 increased $9.4 million compared with the same period last year, primarily due to higher severance expenses and product line transfer costs in the Performance Technologies and Climate Solutions segments, respectively.

Operating income of $149.7 million in the first six months of fiscal 2025 increased $17.5 million compared with the same period last year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Interest expense during the first six months of fiscal 2025 increased $2.9 million compared with the same period last year, primarily due to higher borrowings on our revolving credit facility, which we used to fund a portion of the purchase price for the acquisition of Scott Springfield Manufacturing.

The provision for income taxes was $38.8 million and $27.5 million during the first six months of fiscal 2025 and 2024, respectively. The $11.3 million increase was primarily due to higher earnings and changes in the mix and amount of foreign and U.S. earnings in the current year, as compared with the same period in the prior year. In addition, the provision for income taxes in the prior year was favorably impacted by the release of a $1.8 million unrecognized tax benefit during the second quarter of fiscal 2024.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets and customers. We believe that unifying these complementary businesses is allowing us to better focus resources on targeted growth opportunities and more efficiently apply 80/20 principles to optimize profit margins and cash flow. Segment financial information for fiscal 2024 has been recast to conform to the current presentation.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2024 and 2023:

Climate Solutions

	Three months ended September 30,				Six months ended September 30,
	2024		2023		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$366.4	100.0%	$289.2	100.0%	$723.7	100.0%	$575.9	100.0%
Cost of sales	260.1	71.0%	212.3	73.4%	516.6	71.4%	423.2	73.5%
Gross profit	106.3	29.0%	76.9	26.6%	207.1	28.6%	152.7	26.5%
Selling, general and administrative expenses	40.1	11.0%	29.5	10.2%	80.9	11.2%	56.7	9.8%
Restructuring expenses	1.5	0.4%	0.3	0.1%	1.7	0.2%	0.3	0.1%
Operating income	$64.7	17.6%	$47.1	16.3%	$124.5	17.2%	$95.7	16.6%

Comparison of the three months ended September 30, 2024 and 2023

Climate Solutions net sales increased $77.2 million, or 27 percent, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to higher sales volume, and, to a lesser extent, higher average selling prices. The higher sales volume includes $53.4 million of incremental sales from the acquired Scott Springfield Manufacturing business. Compared with the second quarter of the prior year, sales of data center cooling and HVAC&R products increased $80.1 million and $12.9 million, respectively. The increase in sales of data center products includes sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation customers. Sales of heat transfer products decreased $15.8 million. The decrease in heat transfer products largely resulted from lower sales of heat transfer coils for heat pumps and other commercial and residential applications, partially offset by commercial pricing settlements with heat pump customers in Europe.

Climate Solutions cost of sales increased $47.8 million, or 23 percent, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to higher sales volume, higher raw material costs, which increased approximately $5.0 million, and, to a lesser extent, higher labor and inflationary costs. These increases were partially offset by lower warranty expense, which decreased approximately $3.0 million. As a percentage of sales, cost of sales decreased 240 basis points to 71.0 percent, primarily due to favorable sales mix and the favorable impact of the commercial pricing settlements during the quarter.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $29.4 million and gross margin improved 240 basis points to 29.0 percent.

Climate Solutions SG&A expenses increased $10.6 million compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses increased by 80 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $5.0 million and included expenses from the acquired Scott Springfield Manufacturing business, and $4.7 million of incremental amortization expense related to acquired intangible assets.

Restructuring expenses of $1.5 million during the second quarter of fiscal 2025 primarily consisted of costs related to transferring production and warehousing for certain product lines among the Climate Solutions segment’s facilities.

Operating income of $64.7 million increased $17.6 million from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of six months ended September 30, 2024 and 2023

Climate Solutions year-to-date net sales increased $147.8 million, or 26 percent, from the same period last year, primarily due to higher sales volume, including $94.5 million of incremental sales from the acquired Scott Springfield Manufacturing and Napps businesses.  Compared with the same period in the prior year, sales of data center cooling and HVAC&R products increased $174.5 million and $18.0 million, respectively.  The increase in sales of data center products includes sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation customers. Sales of heat transfer products decreased $44.8 million, largely due to lower sales of heat transfer coils for heat pumps and other commercial and residential applications, partially offset by commercial pricing settlements with heat pump customers in Europe.

Climate Solutions year-to-date cost of sales increased $93.4 million, or 22 percent, from the same period last year, primarily due to higher sales volume, and, to a lesser extent, higher raw material costs, which increased approximately $3.0 million and higher labor and inflationary costs.  These increases were partially offset by lower warranty expense, which decreased approximately $3.0 million, and improved operating efficiencies.  As a percentage of sales, cost of sales decreased 210 basis points to 71.4 percent, primarily due to favorable sales mix and the favorable impact of the commercial pricing settlements during the second quarter.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $54.4 million and gross margin improved 210 basis points to 28.6 percent.

Climate Solutions year-to-date SG&A expenses increased $24.2 million and increased 140 basis points as a percentage of sales.  The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $10.0 million, and $9.3 million of incremental amortization expense related to acquired intangibles assets.

Restructuring expenses during the first six months of fiscal 2025 increased $1.4 million compared with the same period last year, primarily due to higher costs related to transferring production and warehousing for certain product lines.

Operating income of $124.5 million during the first six months of fiscal 2025 increased $28.8 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended September 30,				Six months ended September 30,
	2024		2023		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$297.5	100.0%	$337.3	100.0%	$606.5	100.0%	$680.4	100.0%
Cost of sales	237.4	79.8%	279.7	82.9%	482.9	79.6%	570.9	83.9%
Gross profit	60.1	20.2%	57.6	17.1%	123.6	20.4%	109.5	16.1%
Selling, general and administrative expenses	26.3	8.8%	26.2	7.8%	53.1	8.7%	50.5	7.4%
Restructuring expenses	3.0	1.0%	0.2	0.1%	8.2	1.4%	0.2	—
Operating income	$30.8	10.4%	$31.2	9.2%	$62.3	10.3%	$58.8	8.6%

Comparison of the three months ended September 30, 2024 and 2023

Performance Technologies net sales decreased $39.8 million, or 12 percent, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to lower sales volume, including $21.9 million of lower sales from three automotive businesses in Germany that we sold during the third quarter of fiscal 2024. These decreases were partially offset by higher average selling prices and, to a lesser extent, the recognition of sales tax credits in Brazil. Compared with the second quarter of the prior year, sales of liquid-cooled and air-cooled products decreased $27.3 million and $18.1 million, respectively. Sales of advanced solutions products increased $5.7 million.

Performance Technologies cost of sales decreased $42.3 million, or 15 percent, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies and lower raw material costs, which decreased approximately $2.0 million. These favorable drivers were partially offset by higher labor and inflationary costs. As a percentage of sales, cost of sales decreased 310 basis points to 79.8 percent, primarily due to higher average selling prices, the favorable impact of the sales tax credits recognized in Brazil, and improved operating efficiencies.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $2.5 million and gross margin improved 310 basis points to 20.2 percent.

Performance Technologies SG&A expenses increased $0.1 million compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses increased by 100 basis points. The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $2.0 million, partially offset by decreases across other general and administrative expenses.

Restructuring expenses increased $2.8 million compared with the second quarter of the prior year, primarily due to higher severance expenses in Europe.

Operating income of $30.8 million decreased $0.4 million from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to higher restructuring expenses, partially offset by higher gross profit.

Comparison of six months ended September 30, 2024 and 2023

Performance Technologies year-to-date net sales decreased $73.9 million, or 11 percent, from the same period last year, primarily due to lower sales volume, including $46.2 million of lower sales from three automotive businesses in Germany that we sold during the third quarter of fiscal 2024. These decreases were partially offset by higher average selling prices and, to a lesser extent, the recognition of sales tax credits in Brazil. Compared with the same period in the prior year, sales of liquid-cooled and air-cooled products decreased $58.0 million and $22.2 million, respectively. Sales of advanced solutions products increased $9.1 million.

Performance Technologies year-to-date cost of sales decreased $88.0 million, or 15 percent, from the same period last year, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies and lower raw material costs, which decreased approximately $9.0 million. These favorable drivers were partially offset by higher labor and inflationary costs.  As a percentage of sales, cost of sales decreased 430 basis points to 79.6 percent, primarily due to higher average selling prices, improved operating efficiencies, lower material costs, and the favorable impact of the sales tax credits recognized in Brazil, partially offset by higher labor and inflationary costs.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $14.1 million and gross margin improved 430 basis points to 20.4 percent.

Performance Technologies year-to-date SG&A expenses increased $2.6 million, or 5 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses increased by 130 basis points.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased approximately $5.0 million. This increase was partially offset by decreases across other general and administrative expenses.

Restructuring expenses during the first six months of fiscal 2025 increased $8.0 million compared with the same period last year, primarily due to higher severance expenses in Europe and product line transfer costs.

Operating income of $62.3 million during the first six months of fiscal 2025 increased $3.5 million from the same period last year, primarily due to higher gross profit, partially offset by higher restructuring and SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2024 of $78.6 million, and available borrowing capacity of $190.8 million under our revolving credit facility. Given our extensive international operations, approximately $74.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended September 30, 2024 was $97.8 million, which represents a $13.0 million decrease compared with the same period in the prior year. This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, as compared with the same period in the prior year, partially offset by the favorable impact of higher earnings. The unfavorable changes in working capital include a decrease in customer deposits associated with sales contracts with long inventory lead times and higher payments for incentive compensation, as compared with the same period in the prior year.

Capital expenditures

Capital expenditures of $40.3 million during the first six months of fiscal 2025 increased $14.1 million compared with the same period in the prior year. The fiscal 2025 capital expenditures include investments supporting several of our strategic growth initiatives, including increasing production capacity for data center products.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense. As of September 30, 2024, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during the remainder of fiscal 2025 and beyond.

U.S. pension plan termination

In June 2024, we approved the termination of our U.S. pension plan, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. We intend to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer our remaining obligations under the plan. In connection with the plan termination, we expect to make additional cash contributions in the range of $10.0 million to $25.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $130.0 million during fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from our estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

Share repurchase program

During the first six months of fiscal 2025, we did not repurchase any of our common stock under our share repurchase program. During the first six months of fiscal 2024, we repurchased $9.0 million of our common stock under our share repurchase program. As of September 30, 2024, we had $32.1 million of share repurchase authorization remaining under the current repurchase program, which expires in November 2024. Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market risks:

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions (and any potential resulting trade war), and military conflicts, including the current conflicts in Ukraine and in the Middle East and heightened tension in the Red Sea;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;
●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances in order to differentiate ourselves from our competitors and provide innovative products and services to our customers, and the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling and electric vehicles;
●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and

●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks:

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and warranty claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology (“IT”) systems, and any related delays, problems or costs;
●	The impact of the material weakness identified in our internal control over financial reporting related to IT system access in Europe on our financial reporting process;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;

●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;
●	The constant and increasing pressures associated with healthcare and associated insurance costs; and
●	Costs and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with divested businesses.

Strategic risks:

●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses; and
●	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses.

Financial risks:

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. As described below, management previously identified a material weakness in the Company’s internal control over financial reporting. This material weakness will not be considered remediated until the applicable new and enhanced controls operate for a sufficient period of time and management can conclude, through testing, that the controls are designed and operating effectively. As remediation of the material weakness is not yet complete, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures continue to be ineffective as of September 30, 2024.

Notwithstanding the material weakness, management performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America.

Previously-identified material weakness

As reported in Part II, Item 9A. “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, management identified a material weakness in the Company’s internal control over financial reporting related to IT general controls in Europe for systems supporting the Company’s accounting and financial reporting processes. Specifically, the Company did not appropriately restrict access to certain systems. As a result, automated process-level controls and manual controls that are dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective since they could have been adversely impacted. The material weakness resulted from an insufficient number of trained resources with the IT expertise necessary to appropriately assess and be accountable for IT-related risks or effectively design, implement, and operate controls to monitor and restrict access to systems that support the Company’s accounting and financial reporting processes.

Management’s remediation activities

Management is substantially complete or in the process with the following steps, which it believes will fully address the underlying causes of the material weakness:

●	Engaging resources, including current team members, new hires, and external consultants with appropriate expertise to be held accountable for effectively assessing IT-related risks and designing, implementing and operating controls needed to mitigate those risks; and
●	Designing and implementing controls to effectively restrict and monitor access to systems that support the Company’s accounting and financial reporting processes.

Management believes that these actions and control improvements, when fully implemented and tested, will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified.

Changes in internal control over financial reporting

The Company acquired Scott Springfield Manufacturing during the fourth quarter of fiscal 2024 and is currently integrating the operations, processes and internal controls of the acquired company. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the acquisition.

Except for the remediation steps described above and the integration activities for the Scott Springfield Manufacturing acquisition, there have been no changes in internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2025:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
July 1 – July 31, 2024	2,031 (b)	$106.10	—	$32,063,074

August 1 – August 31, 2024	28,643 (b)	$100.80	—	$32,063,074

September 1 – September 30, 2024	—	—	—	$32,063,074

Total	30,674	$101.15	—
____

(a)	Effective November 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of Modine common stock at such times and prices that it deems to be appropriate. This authorization expires on November 5, 2024.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 30, 2024

* Executing as both the principal financial officer and a duly authorized officer of the Company