Form 10-K
period 2025-03-31
MODINE MANUFACTURING CO
filed 2025-05-21
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Yes ☑    No ☐

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

Yes ☐    No ☑

Approximately 88 percent of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $6.12 billion based upon the market price of $132.79 per share on September 30, 2024, the last business day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,391,883 at May 16, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2025 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.  BUSINESS.

At Modine Manufacturing Company, we are Engineering a Cleaner, Healthier World ™. For more than 100 years, we have been a trusted leader in designing, engineering, testing, and manufacturing mission-critical thermal solutions. Our technologies heat, cool, and ventilate, with systems that drive performance, efficiency, and reliability for our customers. Our technologies support our mission to improve indoor air quality, lower harmful emissions, enable cleaner running vehicles, and use environmentally friendly refrigerants. We help customers across industries solve complex thermal management challenges and meet increasingly stringent indoor and outdoor air, energy, and water standards.

We sell customer-centric thermal management solutions in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets. In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications. Our primary customers across the globe include:

-	Developers and operators of data centers;

- Healthcare facility operators and K-12 school systems;

-	Heating, ventilation and cooling OEMs;
-	Construction architects and contractors;
-	Wholesalers of heating equipment;
-	Agricultural, industrial and construction equipment OEMs;
-	Commercial and industrial equipment OEMs; and
-	Truck, bus, automobile and specialty vehicle OEMs.

We partner with our customers to provide solutions including systems, services, and components to solve complex heat transfer challenges and are committed to helping them reach their sustainability goals. We focus on product design, from raw materials to end-of-life recyclability, to optimize the total cost of ownership and reduce negative environmental impacts across the product life cycle. We anticipate and prepare for change in order to be at the forefront of technological advances and to provide innovative solutions to help our customers meet their sustainability targets and comply with an increasingly stringent regulatory environment.

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine. A.B. Modine’s “Turbotube” radiators became standard equipment on the famous Ford Motor Company Model T. In response to frigid Wisconsin winter temperatures and inadequate heating options in the market, A.B. Modine combined a radiator, a fan and steam pipes to construct the first unit heater, marking the start of our heating business. When he died at the age of 95, A.B. Modine had personally been granted more than 120 U.S. patents for his heat transfer innovations. The standard of innovation exemplified by A.B. Modine remains the cornerstone of Modine today.

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

Business Strategy and Results

Our purpose of Engineering a Cleaner, Healthier World™ guides our strategic direction. Our mission is to use our thermal management expertise to help our customers improve indoor air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles, and use more environmentally friendly refrigerants. We are committed to evolving our product portfolio in pursuit of highly engineered, mission-critical thermal solutions. We are strategically investing in end markets where we see the highest growth prospects. These markets continue to shift to low-carbon energy solutions, driving demand for cleaner, more efficient thermal management.

We first announced our vision for a “new” Modine in late fiscal 2021. Over the last four fiscal years, we have simplified and re-segmented our organization and have aligned resources around specific strategies and market-based verticals. Our leadership and teams have embraced 80/20 principles, which focus on the rule that 80 percent of outputs result from 20 percent of inputs. Our teams have created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes. Through our application of 80/20 principles, we have achieved transformative change and significant improvements in our businesses and our financial results — and we are not done yet.

During fiscal 2025, our consolidated net sales were $2.6 billion, a 7 percent increase from $2.4 billion in fiscal 2024, primarily driven by higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. The higher Climate Solutions segment sales included significant sales growth to data center customers, both incremental sales from the Scott Springfield Mfg. Inc (“Scott Springfield Manufacturing”) business, a leading manufacturer of air handling units serving the data center cooling and indoor air quality markets in the U.S. and Canada that we acquired in March 2024, and organic growth. The lower Performance Technologies segment sales included a $54 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. Our operating income of $283 million in fiscal 2025 increased $42 million from the prior year, primarily due to higher gross profit.

As we head into fiscal 2026, we are committed to our strategic pillars to drive value creation, as follows:

●	Capitalizing on our deep expertise in thermal management, including world-class capabilities and proprietary technologies, to deliver differentiated solutions to our customers and sustain market leadership.
●	Leveraging our portfolio of highly engineered, mission-critical thermal solutions to accelerate growth.
●	Focusing on opportunities fueled by multiple secular mega-trends, directly tied to our mission. For example, we are rapidly expanding our Data Center Cooling business in response to trends in high-performance computing, with significant data center growth fueled by artificial intelligence, resulting in a commensurate need for data center cooling solutions.
●	Elevating our 80/20 discipline, influencing our daily decision making and strategic resource and capital allocation. We will continue to foster an entrepreneurial spirit in our businesses and customer-centric innovation to build and sustain long-term customer relationships.
●	Evolving our portfolio to compound shareholder value, focusing on high-growth, high margin businesses for sustainable growth and returns.

Customers and Product Groups

We partner with our customers across multiple industries to provide sustainable solutions for a wide range of applications. Our top five customers, in terms of sales, are in the data center, commercial vehicle, and off-highway markets and our ten largest customers accounted for 43 percent of our net sales in fiscal 2025.

The following is a summary of our primary product groups, categorized as a percentage of our net sales:

	Fiscal 2025	Fiscal 2024
Data center cooling	25%	12%
Heat transfer	16%	20%
HVAC&R	15%	14%
Air-cooled	23%	28%
Liquid-cooled	16%	21%
Advanced solutions	5%	5%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R solutions, some of which are divisions of larger companies. The markets for our products continue to be very dynamic. For example, our data center customers are expanding globally and are requiring new technologies, driving us to invest in geographic and capacity expansion and to expand our product portfolio to meet their needs. The expansion of electric vehicle demand has also created opportunities to work with our existing OEM customers, as well as emergent customers focused on zero-emission products. Additionally, our global power generation customers, driven by new data center construction and demand for backup power for critical infrastructure, such as hospitals, mining and airports, are looking for new technologies and global manufacturing capacity to meet their growth demands. Our HVAC&R OEM customers are faced with significant international competition and maintain global manufacturing footprints to compete in local markets. In addition, consolidation within the supply base and vertical integration may introduce new or restructured competitors to our markets. We are investing in geographic and capacity expansion to meet these customer needs, particularly as we experience competition from suppliers positioned in different geographies that enjoy economic advantages such as lower labor costs and tax rates. Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects. This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

Business Segments

Our chief operating decision maker (“CODM”), our President and Chief Executive Officer, reviews the separate financial results for each of our operating segments. The CODM utilizes the financial results to evaluate the performance of each business segment and in making decisions on the allocation of resources. See Note 22 of the Notes to Consolidated Financial Statements for segment financial information.

Climate Solutions Segment

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components. The Climate Solutions segment provides cooling solutions for data centers that help save water and energy through intelligent controls. The Climate Solutions segment also provides heat exchangers for HVAC&R applications and anti-corrosive coatings. In addition, the segment also provides HVAC&R systems and solutions for commercial, education, industrial, and residential applications.

The Climate Solutions segment has strategically aligned its teams around three primary market-based verticals: i) Data Center Cooling; ii) Heat Transfer Products and iii) HVAC&R.

Data Center Cooling

The Data Center Cooling business provides sustainable cooling solutions for data center markets in North America, Europe, the Middle East and Africa (“EMEA”), and Asia, including complete system design, controls, maintenance and monitoring. We provide data center cooling solutions that feature low global warming potential refrigerants, free cooling technology, and lower water consumption, enabling our customers and end-users to meet their environmental and sustainability goals. Data center products consist of IT cooling solutions, including precision air conditioning units for data center applications; computer room air conditioning (“CRAC”) and computer room air handler (“CRAH”) units; hybrid fan coils; fan walls; chillers; condensers; condensing units; and liquid cooling solutions for high-density computing, including coolant distribution units (“CDU”) and immersion solutions. In addition, the Data Center Cooling business sells replacement parts, maintenance service and control solutions for existing equipment and new building management controls and systems. This business serves data center management customers, including large colocation, cloud service providers and hyperscale customers, as well as customers in the commercial and industrial sectors such as telecommunications, healthcare and commercial real estate.

In fiscal 2025, the data center cooling markets that we serve experienced a year of exceptionally strong growth. We expect strong growth in these markets in fiscal 2026, supported by an increasing reliance on digital technologies, specifically colocation and cloud usage. Market demand for data usage and storage continues to rise, driven by the increased use of IoT (Internet of Things) technology, which connects various devices through the internet, artificial intelligence and machine learning, smart phones, and digital transformation trends. In addition, artificial intelligence, machine learning, and other trends are driving increased high performance computing, which increases heat loads and the need for high-density cooling solutions such as hybrid and liquid cooling. Digital transformation trends driving market demand include an increased focus on the digital customer experience, as more transactions and customer interactions are taking place virtually through websites and mobile applications, and the increasing use of 5G technology and its application across global enterprise opportunities, particularly in the healthcare, manufacturing, and energy sectors.

Heat Transfer Products

The Heat Transfer Products business provides heat exchanger coils, primarily of round tube plate fin construction, to the HVAC&R markets in North America, Europe, and Asia. In addition, our Heat Transfer Products business provides coatings products and application services to the HVAC&R markets in North America and Europe. Our coatings products are designed to extend the life of equipment and components by protecting against corrosion and foreign matter. Customers for these products and services include manufacturers of commercial, industrial and residential HVAC&R equipment and systems, and distributors, contractors, and end users in a variety of applications, including commercial and residential HVAC, mobile air conditioning, refrigeration, data center management, and precision and industrial cooling.

In fiscal 2025, the HVAC&R markets to which we sell heat exchanger coils experienced declines. The most significant decline was in the European heat pump market, resulting from the delay in the adoption of heat pump technology. Looking ahead, we expect the commercial and residential markets that we serve will be relatively flat during fiscal 2026. Trends influencing our primary markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets. Demand for more efficient HVAC&R systems in buildings and processes is driven by more stringent energy efficiency regulations. In addition, demand continues to be strong for corrosion resistant coatings, specifically for HVAC applications in coastal areas and other harsh environments.

HVAC&R

The HVAC&R business provides a wide array of solutions to heating; indoor air quality; commercial and industrial refrigeration; and industrial power generation, conversion, and transmission; and industrial process markets in North America, EMEA, and China.

Heating products, primarily sold to the North American residential and commercial heating markets, include unit heaters (gas-fired, hydronic, electric and oil-fired); roof-mounted direct- and indirect-fired makeup air units; duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); and perimeter heating products (cabinet unit heaters and convectors). The primary customers for these heating products are HVAC wholesalers, installers, and end users in a variety of residential, commercial and industrial applications, including residential garages, warehousing, manufacturing, and greenhouses. In fiscal 2025, the North American residential and commercial heating markets were relatively flat. While the heating market benefited from an extended winter season this year, the improvement was tempered by distributors reducing their elevated inventory stock levels. We expect the North American heating markets will experience modest growth in fiscal 2026. Longer term, we anticipate that increasing demands for energy efficiency as well as decarbonization and lower emission initiatives and regulations will impact the North American heating markets.

Indoor air quality products, primarily sold to the North American school and commercial HVAC markets, include single packaged unit ventilators, modular chillers, air handler units, condensing units, and ceiling cassettes. Customers for these indoor air quality products include mechanical contractors, HVAC wholesalers, installers, and end users in a variety of commercial and industrial applications. In fiscal 2025, the North American school and commercial HVAC markets experienced growth, with the strongest growth in the school and healthcare markets. We expect modest market growth in fiscal 2026 to be driven by continued demand in schools and commercial buildings. We expect the commercial HVAC market will continue to expand as businesses are increasingly prioritizing indoor air quality and energy-efficient HVAC solutions to ensure healthier environments for employees and customers and to lower operating costs.

Refrigeration products, primarily sold to the commercial and industrial refrigeration markets in EMEA, China, and North America, include evaporator unit coolers, remote condensers, fluid coolers, gas coolers, and dry and brine coolers. Customers for these coolers and refrigeration products primarily include wholesalers, distributors and resellers, commercial and industrial OEMs, as well as contractors and end users in a variety of commercial and industrial applications, including supermarkets, refrigerated warehouses, logistic centers, cold rooms, precision and industrial cooling, hospitality, hotels, and restaurants. In fiscal 2025, the commercial and industrial refrigeration markets experienced modest growth. We expect moderate growth in the global refrigeration markets in fiscal 2026, driven by improving standards of living in emerging countries, as well as more stringent energy efficiency regulations in Europe and North America, partially offset by anticipated investment delays in connection with general market and economic uncertainties. Regulations focused on eliminating fluorinated gases, which are man-made gases that contribute to the global greenhouse effect, have shifted investments from synthetic to natural gas, including carbon dioxide cooling solutions, and are driving growth in mature markets in Europe and North America.

In addition, the HVAC&R business sells motor and generator cooling coils, transformer oil coolers, radiators, dryers and industrial heat exchangers to the industrial power generation, conversion, and transmission and industrial process markets in EMEA, China, and North America. Customers for these products primarily include industrial OEMs as well as contractors and end users in industrial applications and for capital projects within the pulp and paper industry. In fiscal 2025, the pulp and paper sector experienced modest growth and demand for industrial power and process products also improved. We expect these markets will be stable in fiscal 2026, with an increase in demand for transformer oil cooler products, driven by higher electricity demands, and modest demand growth in the pulp and paper sector.

Performance Technologies Segment

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical energy for a variety of end market applications. The segment also provides solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications. The Performance Technologies segment designs and manufactures products and solutions using air-cooled and liquid-cooled technology for vehicular, stationary power, and industrial applications. In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and off-highway customers.

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

During fiscal 2025, the commercial vehicle markets in India and Brazil experienced moderate growth, yet the commercial vehicle market in North America experienced weakness. The agriculture markets in North America and Europe experienced significant declines and were negatively impacted by lower crop prices, higher interest rates and the continued military conflict in Ukraine. As these market conditions challenged the profitability of farming, farmers purchased less new equipment and agriculture OEMs reduced production and inventory levels throughout the year. The global construction and mining markets also experienced weakness, with the exception of the construction market in the U.S., which benefited from government programs incentivizing construction investments, such as the Inflation Reduction Act. The power generation markets in North America, Europe, and India saw strong growth during fiscal 2025, driven by new data center construction and demand for backup power Gensets for critical infrastructure, such as hospitals, mining and airports.

Looking ahead, we expect the commercial vehicle markets will largely continue trending similarly in fiscal 2026, with moderate growth in India and Brazil and market softness in North America. We expect the global agriculture markets to experience further declines in fiscal 2026, particularly in North America and Europe. While we are optimistic that crop prices may begin to rebound and interest rates may continue to trend favorably, which would aid the recovery of the agriculture markets, we do not anticipate significant recovery until fiscal 2027. In fiscal 2026, we expect modest growth in the global construction markets. We believe large-scale infrastructure development projects, including those for data centers and artificial intelligence, will benefit the construction markets. We expect these large-scale development projects will increase the need for construction equipment including loaders, excavators, cranes and bulldozers.

Liquid-Cooled Applications

The Liquid-Cooled Applications business provides heat exchangers for engine, stationary power, and industrial applications. This business primarily serves the commercial vehicle, automotive, and off-highway markets in North America, Europe, China, and India. Its products and solutions include aluminum and stainless steel engine oil coolers, exhaust gas recirculation (“EGR”) coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers. Its customers include commercial, medium- and heavy-duty truck engine manufacturers and automobile and light truck OEMs; and Tier-1 construction, agricultural equipment, and automotive module manufacturers.

During fiscal 2025, the global commercial vehicle markets served by our Liquid-Cooled Applications business experienced declines, with the largest declines in Europe and North America. While we expect market softness will continue, we are optimistic that the medium- and heavy-duty truck markets will begin to stabilize in fiscal 2026 based upon recent OEM order trends. In North America, we are monitoring the U.S. Environmental Protection Agency’s upcoming Greenhouse Gas Phase 3 regulations for commercial vehicles, which includes stricter emission regulations for heavy-duty trucks starting with the 2027 model year. If these regulations are significantly rolled back or eased, it would likely dampen the anticipated surge of heavy-duty truck orders prior to the new regulations going into effect. Regarding the automotive markets, the European and North American automotive markets experienced moderate declines during fiscal 2025, while the automotive market in China saw moderate growth compared with the prior year. We expect the global automotive markets will remain relatively weak during fiscal 2026 and are monitoring the current uncertainty in the marketplace related to the potential impacts on vehicle sales from trade conflicts and future emission requirements for internal combustion engines. The off-highway markets that we serve experienced declines in fiscal 2025 and we expect further weakness in these markets during fiscal 2026, particularly within the agriculture markets.

Advanced Solutions

Our Advanced Solutions business provides products and solutions for zero-emission and hybrid vehicles. These products and solutions, which are primarily sold to the commercial vehicle, bus and specialty vehicle, off-highway and automotive markets in North America and Europe, include complete battery thermal management systems, electronics cooling packages, battery chillers, battery cooling plates, coolers and casings for electronics cooling, and coolers for electric axles (“e-axles”). Customers for these products include commercial vehicle, bus and specialty vehicle, off-highway, and automotive OEMs, e-axle producers, and power electronics providers.

The primary markets served by the Advanced Solutions business experienced strong growth during the first half of fiscal 2025, but subsequently slowed during the second half of the year. Uncertainty in the marketplace regarding federal government funding related to electric vehicles has resulted in market softness, which we expect will continue into fiscal 2026. Longer-term, we expect increased demand for electric vehicles and other lower-emission vehicle platforms, including fuel cell and hybrid platforms, will benefit the markets served by our Advanced Solutions business.

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
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of data center cooling, heat transfer, HVAC&R and vehicular products, similar to those we produce in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent in fiscal 2025, 2024, and 2023.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global data center cooling, HVAC&R and vehicular markets. We are committed to increasing our involvement and investment in these international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated with one another, accounted for 43 percent of our consolidated net sales in fiscal 2025. In fiscal 2025, 2024 and 2023, our largest customer accounted for less than 10 percent of our net sales.

Our top customers operate primarily in the data center cooling, commercial air conditioning and refrigeration, commercial vehicle, off-highway, and automotive and light vehicle markets. Our top customers across both of our segments, listed alphabetically, include: Ascent; Carrier; Caterpillar; Deere; Stellantis (including Chrysler, Fiat, PSA-Peugeot-Citroen, and VM Motori); Trane; Volkswagen (including Audi, MAN, Porsche, Scania, and International); and Volvo (including Mack Trucks and Renault Trucks). In addition, our Climate Solutions segment includes significant sales to two global technology customers with which we are party to confidentiality agreements. Generally, we supply products to our customers on the basis of individual purchase orders received from them. When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products. These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules. We believe that our segment teams can manage their operations and production capacity effectively and efficiently based upon expected sales volume in fiscal 2026 and beyond.

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

Research and Development and Investments in Technology

We are committed to building better products that will, in turn, help create a better world. We are investing in products and technology to meet the challenging thermal management and air quality needs of our customers within the markets we serve. Our products are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management solutions, while meeting the demand for increased energy efficiency and compliance with increasingly stringent regulations. Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

We strive to be at the forefront of technological advances through both strategic inorganic investments in new technologies and meaningful internal R&D projects. R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $35 million, $42 million, and $44 million in fiscal 2025, 2024, and 2023, respectively. Our R&D teams work closely with our customers on projects and system designs to ensure efficient and cost-effective development of technologies. We are strategically expanding our technology and product portfolio in the Data Center Cooling business within our Climate Solutions segment. We recognize the need for investment in this area as artificial intelligence, machine learning, and other trends are driving increased high performance computing, which increases heat loads and is driving the need for high-density cooling solutions. In fiscal 2025, we launched our CDU to provide critical cooling capacity for heat removal in high-density data center environments. As a result of our data center cooling technology investments, we offer our customers multiple efficient, customizable products and solutions to elevate their performance while meeting their sustainability targets around power and water usage. Regarding HVAC&R markets, we are focused on developing sustainable solutions that optimize thermal efficiency and manufacturing to support decarbonization efforts and the use of next generation refrigerants, which help minimize climate change potential. Regarding the vehicular markets, our development projects include solutions to optimize the efficiency and reliability of commercial and off-highway vehicles. In addition, we are developing solutions, including precision battery cooling, to optimize the performance of zero emission and hybrid vehicles. We also collaborate with industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve. In addition, we engage in external research projects that complement our strategic internal research initiatives to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System and executing the Modine Quality Strategy.

Our actions and decisions are driven by our purpose: Engineering a Cleaner, Healthier World™. We are committed to evolving our product portfolio in pursuit of highly engineered, mission-critical thermal solutions. We strive to deliver customer-centric solutions with superior quality and dedicated service throughout the product lifecycle.

Through our integrated and process-oriented Global Modine Management System, the majority of our manufacturing facilities and administrative offices are registered to ISO 9001:2015 or IATF 16949:2016 standards, helping to ensure that our customers receive high quality products and services. We regularly monitor our process performance to meet or exceed rising customer expectations for products, services and quality.

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

Environmental Matters

We are committed to Engineering a Cleaner, Healthier World™ and work every day to use our thermal management expertise to help our customers improve air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles and use more environmentally friendly refrigerants. In addition, we are committed to conducting business at our global locations in an environmentally conscious manner, and are embracing our responsibility to reduce the carbon footprint of our operations, products, and value chain and promoting renewal energy programs. During fiscal 2025, we became a signatory to the United Nations (“UN”) Global Compact, the world’s largest voluntary corporate sustainability initiative, as part of our commitment to align our operations and sustainability targets. The environmental principles within the UN Global Compact promote a greater sense of environmental responsibility and the development of environmentally friendly technologies.

In our global business operations, we are working to improve energy efficiency, minimize water waste, and increase the amount of waste recycled or diverted from landfills. We have empowered each of our global facilities to invest in facility upgrades and enhancements that support our sustainability goals. We are partnering with local utilities and government entities to implement renewal energy and conservation projects. We are utilizing resource tracking technologies and waste management programs, installing solar panel systems and more efficient LED lighting systems, replacing inefficient boilers and air compressors and installing improved building HVAC management systems. The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

In regard to providing innovative, climate-resilient solutions that enable our customers to meet their sustainability goals, we are continuously driving energy efficiency across our product portfolio. Our Climate Solutions segment continues to develop high-efficiency solutions and products, particularly in the areas of data center cooling, heating, and indoor air quality. For example, our Data Center Cooling business is focused on providing solutions that optimize performance and reduce energy and water consumption. To do this, the Data Center Cooling business has invested in cooling technologies and has leveraged our deep thermal management expertise to expand its product portfolio. The business offers customers tailored air, liquid, and hybrid (air and liquid) cooling solutions to meet their needs and sustainability goals. We are also shifting our product portfolios toward lower-emission propellants and refrigerants, which greatly reduce the environmental impact of and enhance energy efficiency for our customers’ heating and cooling systems. Our Performance Technologies segment is focused on product and technology innovations to improve efficiency and lower carbon emissions. Our oil, charge-air, and EGR coolers, radiators, air conditioning condensers, and battery thermal management systems for trucks, buses, cars, specialty vehicles, and off-highway equipment allow both electric vehicle and internal combustion systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans, while still providing the vehicle performance that our customers expect.

Obligations for environmental-related remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale. These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. We have recorded liabilities for environmental monitoring and remediation work at sites in the U.S. and abroad totaling $16 million at March 31, 2025.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality. The Climate Solutions segment experiences some seasonality, as demand for HVAC&R products is affected by heating and cooling seasons, weather patterns, project construction, and other factors. Sales volume for our Climate Solutions heating products is generally stronger in our second and third fiscal quarters, corresponding with demand for these products. We generally expect sales volume for our Climate Solutions refrigeration, power generation and conversion, and heat transfer products to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere. Sales to Performance Technologies vehicular OEM customers are dependent upon market demand for new vehicles. However, our second fiscal quarter production schedules are typically impacted by customer summer shutdowns and our third fiscal quarter is affected by customer holiday shutdowns.

Working Capital

We manufacture products for the majority of customers on an as-ordered basis, which makes large inventories of finished products unnecessary, with the exception of certain products in our Climate Solutions segment. Within our Climate Solutions segment, we maintain varying levels of finished goods inventory, primarily related to our heating and data center cooling businesses, due to seasonal demand and project construction schedules, respectively. In Brazil, within our Performance Technologies segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian commercial vehicle and automotive aftermarkets. We have not experienced a significant number of returned products within any of our businesses.

Human Capital Resource Management

As of March 31, 2025, we employed approximately 11,300 persons worldwide.

We recognize that our continued success is a direct result of the quality of our people. As such, we strive to be an employer of choice in every community in which we operate. We do this by fostering a fair, respectful, and safe work environment for our people in alignment with our core values.

We have identified priorities that we believe are essential to attract, develop and retain highly-qualified talent. These include, among others, i) providing career development programs; ii) promoting health and safety; iii) fostering people-centric values; and iv) providing competitive compensation and benefits.

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

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 2.8 in 2023, the most recent year for which data is available. During fiscal 2025, we recorded an RIR of 1.0, well below the manufacturing sector average.

People centric

As a global employer, we are committed to providing working environments where our employees feel supported and valued. We treat all people equally and with dignity and respect. We appreciate our employees and their contributions, from the fresh perspectives of our interns to the seasoned experience of our longstanding professionals. We create relationships where our employees feel valued and appreciated for who they are and what they can contribute. We reward merit and accountability. One way we formally recognize accomplishments of our employees is through our Modine Values People Awards. In addition, we focus on qualitative indicators across our global operations, such as the movement and promotion of employees between our global business units.

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

Available Information

Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents, among others:

-	Code of Conduct, which is applicable to all Modine directors and employees, including our executive officers;
-	Guidelines on Corporate Governance;
-	Audit Committee Charter;
-	Human Capital and Compensation Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

We operate in 16 countries on four continents and serve customers in a wide array of commercial, industrial, HVAC&R, and vehicular markets. As such, our business is impacted by general economic, political, and industry conditions globally as well as in the regions and countries in which we conduct business. We are subject to the risk of disruptions or significant deterioration in market conditions, which could have a material impact on our business, financial position, results of operations and cash flows. Military conflicts, including the ongoing conflicts in Ukraine and in the Middle East and heightened tension in the Red Sea, could negatively impact or cause significant business disruptions in the global markets we operate in. In addition, customer demand for our products and system solutions is impacted by the overall strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, and the cost of fuel. For example, rising interest rates associated with inflationary market conditions may drive a higher cost of capital for our customers, which may have a deteriorating impact on overall economic activity and the financial condition of our customers, which could negatively impact the demand for our products. Prolonged recessionary or adverse economic conditions, such as disruptions in the global financial system, could result in our customers or suppliers experiencing significant economic constraints, including potential bankruptcies.

Changes in U.S. or international trade policies, including the imposition or increases in tariffs, could adversely affect our business, financial position, results of operations and cash flows.

There is uncertainty regarding future relationships between the U.S. and numerous other countries, particularly China, Canada, Mexico, and in Europe, with respect to trade policies, tariffs, treaties, and government regulations. Changes in U.S. policies could lead to changes to existing trade agreements, significant increases in tariffs, more restrictions on free trade, and restrictions on the importation of certain goods and components into the U.S. or other countries. A trade war or escalation of trade tensions, including increased tariffs and retaliatory measures by foreign governments, should they be sustained for an extended period of time, or changes in U.S. or international trade agreements, could negatively impact our supply chain, increase costs, and reduce demand for our products. Changes to or uncertainty in the marketplace related to U.S. social, political, regulatory and economic conditions or in laws and policies related to foreign trade in countries where we currently manufacture and sell our products, and any resulting negative sentiments towards the U.S., could adversely affect our business, financial position, results of operations and cash flows. Additional risks related to international trade policies and related matters are discussed throughout this section.

A future widespread outbreak of an illness or other public health threat could adversely affect our business, financial position, results of operations and cash flows.

An outbreak of a disease or public health threat could create economic and financial disruptions and adversely affect our businesses around the world. Potential impacts of epidemics, pandemics, or other health crises include, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a deterioration in the ability of our customers to pay us; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing and could have a material impact on our business, financial position, results of operations and cash flows.

Customer and supplier matters

Increases in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations.

Increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs, sanctions, inflation, geopolitical and military conflicts, the behavior of our suppliers and significant fluctuations in demand, could have a significant negative impact on our results of operations. In the shorter-term, our ability to adjust for cost increases is limited when prices are fixed for current orders. In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations. With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for prospective price adjustments based upon increases and decreases in the cost of key raw materials. However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment. To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases. However, these hedges may only partially offset increases in material costs, and significant increases could have a material adverse effect on our results of operations and cash flows. In addition, cost increases passed through to our customers may have a negative effect on demand for our products, which could lead to decreases in purchase orders or non-renewal of customer contracts.

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

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer. In certain areas of our businesses, including data centers, Gensets, and some portions of our vehicular businesses, a large portion of sales are attributable to a relatively small number of customers. The failure to obtain new business, or to retain historical order volumes or monetary values from a concentrated customer base could adversely affect our business and financial results. In addition, as a result of relatively long lead times required for many of our complex products and systems, it may be difficult in the short term for us to obtain new sales to replace a significant decline in sales to existing customers. The loss of a major customer in any of our businesses, or a significant decline in order volumes or quantities, or in the overall market demand for our products or services, could have an adverse effect on our business, results of operations and cash flows.

Our results of operations could be adversely affected by pricing pressures from our customers.

Most of our products are sold in competitive markets. Our sales levels and margins could be adversely affected by pricing pressures from our customers and pricing actions of our competitors. Such pricing pressures may require us to adjust the prices of products to stay competitive. If we are unable to offset any price concessions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and cash flows could be adversely affected.

Our pricing strategies could negatively impact our overall win rate for new business.

As part of our application of 80/20 principles, we have improved our commercial acumen, including our pricing methodology, and have clear, strategic profit margin targets for new sales. We also negotiate for contract terms that allow for adjustments to our pricing in the event of increases in raw material and commodity costs, including costs associated with shipping, import/export and logistics. While we believe that our 80/20 pricing strategy will strengthen our business and allow us to focus our resources on higher margin sales programs, it is possible that it may result in a lower overall win rate for new business. If our pricing strategy results in winning less new business, our results of operations and cash flows could be adversely affected.

Climate change and environmental, social, and governance (“ESG”) risks

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern regarding links between greenhouse gas emissions and global climate changes may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be ambiguity regarding the promulgation and enforcement of climate change regulations, which creates uncertainty in the markets in which we operate. This uncertainty extends to the use or adoption rate of many products within our product portfolio and our overall costs of regulatory compliance, which may impact the demand for our products and/or may require us to make increased capital expenditures to meet new standards and regulations. Further, our customers, other market participants, or government entities may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or required speed of technological advancement.

Additionally, climate changes, such as extreme weather conditions, create financial risk and uncertainty for our business. For example, the demand for our products and services may be affected by unpredictable or unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase our insurance and other operating costs. In addition, natural disasters or extreme weather events, including those as a result of climate change, could disrupt our manufacturing operations and our ability to manufacture and deliver products to our customers and adversely impact our results of operations and cash flows. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations for ESG matters have been rapidly evolving. Specifically, certain customers are requiring information on our environmental sustainability goals and commitments, which we have not yet released publicly. There can be no assurance of the extent to which any of our future goals will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet regulatory or legal standards regarding sustainability performance or any customer, investor, employee or other stakeholder expectations and desires regarding such goals or commitments.

Additionally, the enhanced stakeholder focus on ESG matters requires the continuous monitoring of evolving expectations, tolerances, and standards, as well as reporting requirements and disclosures associated with ESG-related goals and initiatives. Some stakeholders may disagree with our ESG initiatives and goals, as the political climate and investor sentiment changes over time. Stakeholders and regulators may also hold divergent opinions on ESG issues and conflicting expectations regarding our culture, values, goals and business, which may affect how we are regulated or perceived. Moreover, we may determine that it is in the best interest of the Company and our shareholders to prioritize other business investments over the achievement of our current ESG goals based on economic or technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent. Likewise, a failure to comply with any current or future ESG reporting requirements, as established by regulators in the U.S., Europe and beyond, may result in the loss of business, regulatory penalties, litigation, and/or reputational damage.

Competitive environment

Continued and increased competition could adversely affect our business and our results of operations.

We experience competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tariff or tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies. In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets. Increased competition could adversely affect our business and results of operations.

B.	OPERATIONAL RISKS

Complexities of global presence

We are subject to risks related to our international operations and global customer and supplier base.

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia. Our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or export duties or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic and employment conditions, changes in foreign visitor and immigration policies, public health crises, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, impacts of the military conflicts in Ukraine and in the Middle East and heightened tension in the Red Sea), incompatible business practices, and international terrorism.

Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products or buy raw materials, such as Mexico, China, and Canada, could have a material adverse impact on our results of operations. Certain of our current manufacturing facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program, which provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Regarding imported goods and raw materials, increased tariffs or taxes on purchases from countries, such as China, could materially impact our results of operations if we cannot effectively source such goods and raw materials from other suppliers in the U.S. or alternative countries. In addition, compliance with multiple and often conflicting laws and regulations of various countries can be challenging and expensive.

We employ a global workforce, attracting talent from across the globe and employing leaders to manage our sales and production operations across multiple countries. Changes in foreign visitor or immigration policies across the globe could materially impact our results of operations if we cannot effectively hire, recruit and retain talent in our organization, or if such policies impede our leaders from operating a global business.

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional. In connection with the military conflict in Ukraine, governments in the U.S. and abroad extended and expanded sanctions against Russia and entities known to be supporting Russian interests, including on certain companies located in countries in which we operate, including China, Germany, and Serbia. We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships in or associated with Ukraine or Russia, however we are continuing to monitor the sanctions requirements and reacting as necessary to ensure compliance. We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted. Significant developments or changes in these regulatory requirements could have a material adverse impact on our results of operations and cash flows.

In addition, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar anti-corruption laws generally prohibit companies and their intermediaries from making payments to improperly influence foreign government officials or other persons for the purpose of obtaining or retaining business. In recent years, there has been a substantial increase in the global enforcement of anti-corruption laws. In the event that we believe our employees or agents may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may have to expend significant time and financial resources toward the investigation and remediation of the matter, which could disrupt our business and result in a material adverse impact on our financial condition, results of operations and reputation.

Challenges of maintaining a competitive cost structure

We may be unable to maintain competitive cost structures.

As we progress towards our vision of a “new” Modine by applying 80/20 principles across our businesses to focus resources on products and markets with the highest sustainable growth opportunities and return profiles, it is imperative that we effectively and efficiently manage our operations in response to sales volume changes. This includes ramping up and maintaining adequate production capacity to meet demand in our growing businesses, while also completing restructuring activities, including targeted headcount reductions and product line transfers, in order to optimize our manufacturing footprint and cost structure, particularly in light of changes in our mix of business and in areas where we are strategically refraining from further investments.

Our successful execution of these initiatives, and our ability to optimize and maintain competitive cost structures, is critical in sustaining our long-term competitiveness. Any failure to do so could, in turn, adversely affect our results of operations, cash flows and financial condition.

Challenges of technology advantage, product development and product launches

If we cannot differentiate ourselves from our competitors with our technology, our existing and potential customers may seek lower prices and our sales and earnings may be adversely affected.

Our leading-edge technologies, product quality, and the history of our product performance in each of our markets has created our competitive value with our customers. If we fail to be at the forefront of technological advances and cannot differentiate ourselves from our competitors with our technology or fail to provide high quality, innovative and advanced performance products and services that both meet or exceed customer expectations and address their ever-evolving needs, we may experience price erosion, lower sales, and lower profit margins. Significant technological developments by our competitors or others also could adversely affect our business and results of operations.

Changes in the adoption rate for newer technologies could adversely affect our business.

Changes in or shifts in the adoption rate of technologies or products that we expect to drive future sales growth, including technology related to electric vehicles, could adversely affect our results of operations and financial condition. For example, under the current U.S. administration, there is uncertainty in the marketplace regarding future federal funding related to electrification, and in particular, the adoption of electric vehicles. Government policies and funding legislation in the U.S. and Europe significantly influence the rate of investments in electric vehicles, and the infrastructure necessary for wide-scale adoption of alternative powertrains. If technology adoption rates slow or are significantly delayed, our sales growth in these areas of our business could be limited.

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

We regularly launch new products and system designs at our facilities across the world. The success of these launches is critical to our business.

We design technologically advanced products and systems, and the processes and time required to develop, design and produce these products and systems can be lengthy, difficult and complex. We spend significant time and financial resources to ensure the successful launch of new products and programs. Due to our high level of launch activity, we must appropriately manage these activities and deploy our capital and operational and administrative resources to take advantage of the resulting increase in our business. If we do not successfully or timely launch new products, systems and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business. In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations.

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

Information technology (“IT”) systems

We may be adversely affected by a substantial disruption in, or material breach of, our IT systems or IT systems of our service providers.

We are dependent upon IT infrastructure, including network, hardware, and software systems owned by us and our service providers, to conduct our business. Despite network and other cybersecurity measures we and our service providers have in place, IT systems could be damaged, compromised, or interrupted by intentional or unintentional events or natural disasters. We could also be negatively impacted by a cybersecurity breach from computer viruses, ransomware, phishing, break-ins or similar disruptions. Cybersecurity risk may be heightened by the increased prevalence of hybrid and/or remote work arrangements. Further, the military conflicts in Ukraine and the Middle East, as well as current geopolitical uncertainties involving Russia, Iran and China, among other nations, may increase the threat of cyberattacks on the global financial markets, supply chain, and IT infrastructure, which could directly or indirectly have an adverse impact on our operations and cash flows.

A material breach or a substantial disruption in our IT systems for a prolonged time period, or the failure of one or more legacy IT systems no longer supported by service providers, could result in delays in receiving inventory and supplies or filling customer orders. Further, we continue to expand our IT systems to enable our businesses to run more efficiently, including the incorporation of artificial intelligence in certain areas. The increased use of and evolution in advanced technology solutions creates potential risks. A material breach in our IT systems or the improper use of artificial intelligence could result in the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation. Any such events and the related delays, problems or costs, including potentially significant remediation expenses and litigation risks, could have material adverse impacts on our business, financial condition, results of operations, business relationships and reputation.

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

In the event our products or systems fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products. Many of our vehicular customers offer extended warranty protection for their vehicles and pressure their supply base to extend warranty coverage as well. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse effect on our results of operations and financial condition. We are also involved in various legal proceedings from time to time incidental to our business. If any such proceeding has a negative result, it could adversely affect our business, results of operations, financial condition and reputation.

C.	STRATEGIC RISKS

Business optimization and growth strategies

Our business strategy includes acquisitions and dispositions. We may be unable to identify, execute, and successfully integrate acquisitions or successfully execute strategic business dispositions.

Under our strategy based on 80/20 principles, we are focused on acquiring businesses and investing in technologies that we expect to accelerate our strategic growth in select markets. If we are unable to successfully execute on further organic growth opportunities or complete acquisitions in the future, our growth may be limited. There can be no assurance we will be able to identify and complete the purchase of additional attractive acquisition targets, including obtaining financing, if necessary, to facilitate such transactions. Future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions. If we are unable to successfully integrate future acquisitions into our existing operations, capitalize on expected market share or revenue gains, realize anticipated cost or revenue synergies, or operate any acquired businesses profitably, we may not achieve the financial or operational success expected. In addition, future acquisitions could include the issuance of shares of our common stock as all or a portion of the consideration paid to the sellers. Any such issuance would be dilutive to the interests of our existing shareholders and may adversely affect the market price of our shares.

We may also seek to sell or otherwise exit portions of our business that do not align with our strategic plan. Business dispositions involve risks and uncertainties, and we may be unable to sell or exit such businesses on terms satisfactory to us and within a desired time frame. Risks include potential significant costs and expenses, the loss of customer relationships, and the diversion of management’s attention from other business concerns. Further, any continued financial involvement in the disposed business, such as through guarantees, indemnities, or other financial obligations, could adversely impact our business, financial condition, results of operations and cash flows.

D.	FINANCIAL RISKS

Liquidity and access to cash

Our indebtedness may limit our use of cash flow to support operating, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

As of March 31, 2025, we had total outstanding indebtedness of $351 million. Our indebtedness and related debt service obligations (i) require that a certain portion of cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

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

Our balance sheet includes goodwill and intangible assets totaling $381 million at March 31, 2025. We perform goodwill impairment tests annually, as of the end of February, or more frequently if business events or other conditions exist that require a more frequent evaluation. In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired. If we determine the carrying value of an asset is impaired, we write down the asset to fair value and/or record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists. For our annual goodwill impairment tests, we use estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows and risk-adjusted discount rates. We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued general economic uncertainties, which could adversely affect the carrying value of goodwill and intangible assets. An impairment of a significant portion of goodwill or intangible assets could adversely impact our results of operations.

Income taxes

We may be subject to additional income tax expense or become subject to additional tax exposures.

Our effective tax rates in the future may be impacted by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws, or their interpretation. The subjectivity of or changes in tax laws and regulations in jurisdictions where we operate could materially affect our results of operations and financial condition. For example, the Organization for Economic Cooperation and Development (“OECD”) has issued significant global tax policy changes. In October 2021, the OECD and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting Pillar Two (“Pillar Two”), that, among other things, provides that income earned in each jurisdiction that a multinational company operates in is subject to a minimum corporate income tax rate of at least 15 percent. Discussions related to the formal implementation of Pillar Two, including with respect to the tax law of each member jurisdiction, including the United States, are ongoing. Enactment of this regulation could result in an increase in our income tax expense and adversely impact our results of operations, cash flows and financial condition. We are also subject to tax audits in each jurisdiction in which we operate. Unfavorable or unexpected outcomes from one or more tax audits could adversely affect our results of operations, cash flows and financial condition.

In addition, as of March 31, 2025, our net deferred tax assets totaled $43 million. Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed. This determination involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could negatively impact our results of operations and financial condition.

E.	GENERAL RISKS

Customers and markets

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ financial condition and performance are affected by demand for their goods or services, regulatory initiatives and incentives and general economic conditions, including supply chain challenges, access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements and incentives, technology demands and advancements, government-imposed restrictions relating to health crises or other unusual events, trade agreements and other market factors, as well as by customer-specific issues. Any significant decline in demand for our products and solutions, including those driven by end-market demands or demand for our customer’s products or services, by current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations, cash flows and financial condition.

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

Attracting and retaining talent

Our future success is dependent on our ability to attract, develop and retain qualified personnel.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have an established framework for assessing, identifying, and mitigating cybersecurity and information security risks. The processes we employ under this framework are part of our overall risk management strategy, as overseen by our Board of Directors, and are aimed at enhancing the security of our information systems, software, networks, and the protection or privacy of our data. We have based our management of cybersecurity risk upon recognized cybersecurity industry frameworks, including those of the National Institute of Standards and Technology and internal risk assessments. We periodically engage third parties, including consulting firms with expertise in IT risk management, to evaluate our cybersecurity risk management processes and potential cybersecurity threats to our company. We also conduct security assessments for new vendors and third-party service providers and have monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance

Board of Directors

Our Board of Directors has oversight responsibility for cybersecurity risk management. As part of its oversight activities, the Board regularly receives written updates regarding cybersecurity and information technology risks and management’s response to them from our Vice President, Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”). Additionally, the Board of Directors meets with the CIO and CISO to discuss matters of IT and information technology governance strategy, as well as cybersecurity, data and IT system risk management. The Board of Directors has designated two of its members to serve as primary board liaisons with management regarding matters of cybersecurity. In the event of a potentially material cybersecurity incident, these designated cybersecurity liaisons will meet with the management incident response team to review the cybersecurity event, a materiality analysis, and, if appropriate, any information to be disclosed in a Current Report on Form 8-K. The full Board of Directors will also receive information regarding any material cybersecurity incident, with the Board liaisons helping to facilitate efficient communications between management and the full Board in advance of any necessary Form 8-K filing.

Management

Our CISO leads our management of cybersecurity risks and our incident response plan. Our CISO coordinates with legal counsel and third parties, as applicable, in assessing and managing cybersecurity risks. Our CISO has more than nine years of experience in leading global security functions and strategies for Modine and similar global companies. The CISO reports to our CIO who, in turn, reports to our Executive Vice President and Chief Financial Officer. Our CIO and CISO regularly provide updates to our Board of Directors regarding cybersecurity and information technology matters, including cybersecurity threats and our risk management strategy.

We maintain a cybersecurity incident response process to analyze, contain, eradicate, and recover from cybersecurity incidents. The incident response process includes an escalation protocol, wherein our CISO raises any cybersecurity incidents that could potentially be material to our business, operations, or financial condition to a cross-functional management incident response team. This management incident response team is comprised of members of our senior leadership team, including, but not limited to, our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Compliance Officer, and CIO. In addition, depending on the circumstances of any cybersecurity incident, third-party advisors may be engaged to assist in the investigation and response.

Additionally, we have implemented an Information Security Risk Management Framework (“RMF”) which is a strategy for protecting the Company, the Board, employees, and other stakeholders from unnecessary information security injuries, losses or damage. The framework further establishes the context for assessing information security risks, managing those risks and making risk-based decisions through the information security lifecycle. Among other tools that we use to proactively manage information security risk to the organization, the RMF includes a vendor risk assessment process that is used to assess any new vendor being considered for use within Modine.

We also provide cybersecurity training to our workforce to properly equip our employees to identify and report cybersecurity incidents. The training programs highlight areas such as the protection of confidential information, phishing attacks, and emerging cybersecurity threats and best practices.

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

The table below summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2025. Twenty-one of these facilities include leased manufacturing space.

	Americas	Europe	Asia	Total
Climate Solutions	10	10	2	22
Performance Technologies	8	5	6	19
Total manufacturing facilities	18	15	8	41

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2025), business experience during at least the last five years, and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	56	Vice President, Chief Human Resources Officer (with a title change from Vice President, Human Resources) (October 2012 – Present).

Neil D. Brinker	49

President and Chief Executive Officer (December 2020 – Present). Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. (June 2020 – December 2020) after serving as its Executive Vice President and Chief Operating Officer (June 2018 – June 2020).

Michael B. Lucareli	56	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company (July 2010 – May 2021).

Eric S. McGinnis	54

President, Climate Solutions (April 2022 – Present); previously Vice President, Building HVAC upon joining Modine in August 2021. Prior to joining Modine, Mr. McGinnis served as President, Industrial Systems at Regal Beloit (March 2017 – August 2021).

Erin J. Roth	49

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. Our trading symbol is MOD. As of March 31, 2025, shareholders of record numbered 1,797.

We did not pay dividends during fiscal 2025 or 2024. Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as defined in our credit agreements. We currently do not intend to pay dividends in fiscal 2026.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2025:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
January 1 - January 31, 2025	1,364 (b)	$121.55	—	—

February 1 - February 28, 2025	—	—	—	—

March 1 - March 31, 2025	230,470 (b) (c)	$80.01	230,000	$ 81,600,955

Total	231,834	$80.26	230,000
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.
(c)	Includes shares acquired pursuant to the repurchase program described in (a) above.

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

Comparison of Cumulative Five Year Total Return
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
Modine Manufacturing Company
Russell 2000 Index
S&P MidCap 400 Industrials Index

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2020	2021	2022	2023	2024	2025
Modine Manufacturing Company	$100	$454.46	$277.23	$709.23	$2,928.92	$2,361.54
Russell 2000 Index	100	194.85	183.57	162.27	194.25	186.46
S&P MidCap 400 Industrials Index	100	187.57	195.72	203.69	275.71	255.04

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

At Modine, we are Engineering a Cleaner, Healthier World ™. Our mission is to use our thermal management expertise to help our customers improve indoor air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles, and use more environmentally friendly refrigerants. We operate in four continents, in 16 countries, and employ approximately 11,300 persons worldwide.

We sell customer-centric thermal management solutions in a wide array of commercial, industrial, and building HVAC&R markets. In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway OEM vehicular applications. Our primary product groups include i) data center cooling; ii) heat transfer; iii) HVAC&R; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

Company Strategy

Our purpose of Engineering a Cleaner, Healthier World™ guides our strategic direction. Our mission is to use our thermal management expertise to help our customers improve indoor air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles, and use more environmentally friendly refrigerants. We are committed to evolving our product portfolio in pursuit of highly engineered, mission-critical thermal solutions. We are strategically investing in end markets where we see the highest growth prospects. These markets continue to shift to low-carbon energy solutions, driving demand for cleaner, more efficient thermal management.

In fiscal 2025, we continued our strategic transformation. We first announced our vision for a “new” Modine in late fiscal 2021. Over the last four fiscal years, we have simplified and re-segmented our organization and have aligned resources around specific strategies and market-based verticals. Our leadership and teams have embraced 80/20 principles and have created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes. We have strategically expanded our Data Center Cooling and Indoor Air Quality businesses. Through initiatives based upon 80/20 principles, we have achieved significant improvements in our profit margins since we started our transformational journey.

Entering fiscal 2026, we are committed to our strategic pillars to drive value creation. We aim to capitalize on our expertise in thermal management to provide differentiated solutions and sustain market leadership. We are focused on leveraging our product portfolio to accelerate growth, with particular focus on long-term growth drivers tied to secular mega-trends. We will continue to elevate our 80/20 discipline throughout our businesses and use 80/20 to guide our daily decision making. Finally, we will continue to evolve our portfolio to compound shareholder value. As we continue on our strategic transformation, we expect to change our mix of business. We are growing our data center cooling, heating and indoor air quality businesses, for example, while strategically deemphasizing others. Most notably, we are working towards exiting our automotive business since it does not align with our transformation goals. We expect these changes will fuel improvements in both profit margins and cash flows, all while supporting our customers with innovative and environmentally responsible thermal management solutions to succeed in the ever-changing global marketplace.

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

We maintain numerous state-of-the-art technology centers, dedicated to the development and testing of products and technologies. The technology centers are located in Racine, Wisconsin; Grenada, Mississippi; Allen, Texas; Leeds, United Kingdom; Pocenia, Italy; Söderköping, Sweden; Mezökövesd, Hungary; and Sao Paulo, Brazil. Customers know our reputation for innovation and rely on Modine to provide high quality products and technologies.

Strategic Planning and Corporate Development

We employ both short-term (one-to-three year) and longer-term (five-to-seven year) strategic planning processes, which enable us to continually assess our opportunities, competitive threats, and economic market challenges.

We devote significant resources to global strategic planning and development activities to strengthen our competitive position. During fiscal 2025, we integrated Scott Springfield Manufacturing, a leading manufacturer of air handling units serving customers in the U.S. and Canada, into our Modine businesses. We will continue to pursue growth opportunities, particularly to grow our global, market leading positions in the data center cooling and HVAC&R markets. We have provided our general managers with the tools that they need to be successful, including dedicated resources to create an entrepreneurial environment and to challenge the status quo.

Operational and Financial Discipline

We are using 80/20 principles to guide our path forward toward commercial excellence. Through closely analyzing our customer and product data, we are focusing our commercial and operational actions in areas that drive increased profitability and also in areas requiring improvement. Our Climate Solutions and Performance Technologies segments have embraced the tenets of 80/20 and are driving transformative change.

Our fiscal 2025 annual cash incentive plan for our management team was based upon two performance metrics: growth in net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) and Adjusted EBITDA margin as a percentage of net sales. The incentive plan’s performance goals were established for each operating segment as well for the consolidated Company. In addition, we provide a long-term incentive compensation plan for officers and certain key leaders throughout our organization to attract, retain, and motivate these employees who are responsible for driving the long-term success of our Company. The fiscal 2025 plan is comprised of performance-based share awards and restricted stock awards. The performance-based awards for the fiscal 2025 through 2027 performance period are based upon a target three-year average growth in Adjusted EBITDA and a target three-year average cash flow return on invested capital.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments has separate strategic and financial plans. Segment financial results are reviewed by our CODM. These plans and results are used by our CODM to evaluate the performance of each segment and to make decisions on the allocation of resources.

Climate Solutions (55 percent of fiscal 2025 net sales)

Our Climate Solutions segment provides energy-efficient, safe, climate-controlled solutions and components for a wide range of critical applications. The Climate Solutions segment sells data center cooling solutions, heat transfer products, and HVAC&R products to customers in North America, EMEA, and Asia. Data center cooling solutions, which are integrated with system controls, include air- and liquid-cooled chillers, CRAC and CRAH units, fan walls, and CDUs. Heat transfer products include heat exchanger coils used in commercial, industrial, and residential HVAC&R applications and coating products and application services that extend the life of equipment and components by protecting against corrosion. HVAC&R products include commercial and residential unit heaters, vertical and horizontal unit ventilators, air conditioning chillers, low global warming potential unit coolers, air-cooled condensers, and dry coolers. We sell our products and solutions both directly to commercial and industrial OEM and end user customers and through wholesalers, distributors, consulting engineers, contractors and data center operators for applications such as data centers, schools, greenhouses, healthcare systems, warehouses, residential garages, manufacturing facilities, and other commercial and industrial applications.

During fiscal 2025, Climate Solutions segment sales increased $333 million, or 30 percent, compared with the prior year, primarily driven by higher sales of data center cooling and HVAC&R products, partially offset by lower sales of heat transfer products. We are seeing the benefits of our strategic growth initiatives, particularly within our Data Center Cooling business. The increase in sales of data center cooling products included incremental sales from our Scott Springfield Manufacturing business, which we acquired during the fourth quarter of fiscal 2024, and significant organic sales growth to hyperscale and colocation customers.

In fiscal 2026, we will elevate our 80/20 discipline across our Climate Solutions businesses. We will leverage our deep expertise in thermal management to bring highly-engineered, mission critical thermal solutions to our customers and to capitalize on growth opportunities supported by mega-trends in the areas of high-performance computing, low global warming refrigerant regulations, and indoor air quality. We are particularly excited about growth opportunities in the global data center markets. We expect continued strong growth in the data center markets during fiscal 2026, as the need for digital infrastructure continues to expand. Through our acquisition of Scott Springfield Manufacturing and investment in liquid cooling technologies, we have expanded our product portfolio and will continue to invest in product innovations and next-generation technology to meet the data center cooling needs of new and existing customers in the future. We are continuing to increase our production capacity and global footprint, including a new production facility in India, to support our customers with data center cooling solutions and best-in-class support.

We also expect the North American commercial HVAC and school markets, to which we sell our indoor air quality products, will experience modest growth during fiscal 2026, driven by private and local institutional funding for ventilation improvements for commercial applications and schools. We are strategically expanding our HVAC technology portfolio to better serve our customers with tailored solutions. In April 2025, we acquired AbsolutAire Inc., a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems that complements our existing Heating and Indoor Air Quality businesses. In addition, in response to F-gas regulations, we are working closely with customers to design heat exchangers and systems that leverage now-required low global warming potential refrigerants effectively. Further, we are focused on growing our refrigeration sales and believe we can become a market leader in more environmentally friendly carbon dioxide gas coolers and adiabatic solutions in North America and Europe. Finally, we are focused on applying 80/20 principles within our manufacturing facilities and expect to achieve further production efficiency improvements as a result.

Performance Technologies (45 percent of fiscal 2025 net sales)

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical energy for a variety of end market applications. The segment also provides solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications. The Performance Technologies segment designs and manufactures products and solutions using air-cooled and liquid-cooled technology for vehicular, stationary power, and industrial applications. Air-cooled products consist primarily of powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks; and Gensets. Liquid-cooled products include engine oil coolers, EGR coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers. In addition, the Performance Technologies segment provides advanced thermal solutions designed to improve battery range and vehicle life to zero-emission and hybrid commercial vehicle and off-highway customers. These solutions include battery thermal management systems, electronics cooling packages, and battery chillers.

During fiscal 2025, Performance Technologies segment sales decreased $158 million, or 12 percent, compared with the prior year, primarily due to lower sales volume, including $54 million of lower sales from three automotive businesses in Germany that we sold during the third quarter of fiscal 2024. In fiscal 2025, we focused on applying 80/20 principles and were able to achieve gross margin improvement despite the lower sales volume. We closed a technical service center in Germany to optimize the utilization of our global technical service center capacity and have taken restructuring actions, including targeted headcount reductions and product line transfers, to reduce selling, general, and administrative (“SG&A”) and operational expenses and to optimize the efficiency of our supply chain and manufacturing processes. In fiscal 2025, we signed a definitive agreement to sell the technical service center in Germany and expect the sale transaction will close during the first half of fiscal 2026.

Looking ahead, we are closely monitoring uncertainties in the markets we serve, including the potential impacts of tariffs on our businesses, our customers, and the economy as a whole. In anticipation of continued weakness in vehicular markets, we are actively reducing our cost structure in the Performance Technologies segment and have approved additional headcount reductions during the first quarter of fiscal 2026. We will continue to apply 80/20 principles and are focused on exiting the portions of our business that do not align with our strategic plan. We will also continue to evaluate our manufacturing footprint to optimize our production.

Consolidated Results of Operations

Acquisitions and dispositions

On March 1, 2024, we acquired Scott Springfield Manufacturing, a Canadian-based manufacturer of air handling units, for consideration totaling $184 million. On July 1, 2023, we acquired Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $6 million. These acquisitions expanded our data center and indoor air quality product portfolios and support our growth strategy and mission of improving indoor air quality. We have reported the financial results of these businesses within the Climate Solutions segment since the acquisition dates.

In October 2023, we sold three automotive businesses based in Germany. The sale of these Performance Technologies businesses, which produce air- and liquid-cooled products for internal combustion diesel and gasoline engines for the European automotive market, supports our strategic prioritization of resources towards higher-margin technologies.

In September 2023, we sold two coatings facilities, located in California and Florida. Sales from these two businesses, which provided aftermarket application services, totaled $6 million in fiscal 2023.

In December 2024, we signed a definitive agreement to sell our technical service center and administrative support facility in Germany to a real estate investment firm for €12 million ($12 million). Earlier this fiscal year, we closed the technical service center and reduced headcount in light of the sale of the three automotive businesses in Germany. We expect the sale transaction will close during the first half of fiscal 2026, subject to remaining closing conditions. We expect to record a gain on sale, net of costs to sell, of approximately $3 million when the transaction is completed.

In April 2025, we acquired AbsolutAire, Inc., a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems. We paid $11 million upon transaction closing. This acquisition supports our growth strategy by expanding our heating and indoor air quality product portfolios and also broadens our customer base in the commercial, industrial, food service, and warehousing sectors. We will report the financial results of this business within the Climate Solutions segment beginning in the first quarter of fiscal 2026.

See Note 2 of the Notes to Consolidated Financial Statements for further information regarding acquisitions and dispositions.

Fiscal 2025 highlights

Fiscal 2025 net sales increased $175 million, or 7 percent, from the prior year, primarily due to higher sales in our Climate Solutions segment, partially offset with lower sales in our Performance Technologies segment. Cost of sales increased $58 million, or 3 percent. Gross profit increased $118 million and gross margin improved 310 basis points to 24.9 percent. SG&A expenses increased $58 million and included higher compensation-related expenses and higher expenses from Scott Springfield Manufacturing, including amortization expense for acquired intangible assets. Operating income of $283 million during fiscal 2025 increased $42 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses and the absence of a $4 million gain on sale of three automotive businesses in Germany in fiscal 2024.

Fiscal 2024 highlights

Fiscal 2024 net sales increased $110 million, or 5 percent, from the prior year, primarily due to higher sales in our Performance Technologies and Climate Solutions segments. Cost of sales decreased $27 million, or 1 percent, primarily due to lower material costs and improved operating efficiencies. Gross profit increased $137 million and gross margin improved 490 basis points to 21.8 percent. SG&A expenses increased $40 million, primarily due to higher compensation-related expenses. Operating income of $241 million during fiscal 2024 increased $91 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2025, 2024 and 2023.

	Years ended March 31,
	2025		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,583	100.0%	$2,408	100.0%	$2,298	100.0%
Cost of sales	1,940	75.1%	1,882	78.2%	1,909	83.1%
Gross profit	644	24.9%	526	21.8%	389	16.9%
Selling, general and administrative expenses	332	12.9%	274	11.4%	234	10.2%
Restructuring expenses	28	1.1%	15	0.6%	5	0.2%
Gain on sale of assets	—	—	(4)	(0.2)%	—	—
Operating income	283	11.0%	241	10.0%	150	6.5%
Interest expense	(26)	(1.0)%	(24)	(1.0)%	(21)	(0.9)%
Other expense – net	(3)	(0.1)%	(2)	(0.1)%	(4)	(0.2)%
Earnings before income taxes	254	9.8%	215	8.9%	125	5.5%
(Provision) benefit for income taxes	(69)	(2.7)%	(51)	(2.1)%	28	1.2%
Net earnings	$186	7.2%	$163	6.8%	$154	6.7%

Year ended March 31, 2025 compared with year ended March 31, 2024

Fiscal 2025 net sales of $2,583 million were $175 million, or 7 percent, higher than the prior year, primarily due to $333 million of higher sales in our Climate Solution segment, partially offset by $158 million of lower sales in our Performance Technologies segment. The Climate Solutions sales increase includes $240 million of higher sales from the Scott Springfield Manufacturing and Napps businesses, which we acquired in fiscal 2024, and organic sales growth to hyperscale and colocation data center customers. The lower sales in our Performance Technologies segment includes a $54 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. Fiscal 2025 sales were negatively impacted by $18 million from foreign currency exchange rates.

Fiscal 2025 cost of sales of $1,940 million increased $58 million, or 3 percent, primarily due to higher sales volume and, to a lesser extent, higher labor and inflationary costs. These increases were partially offset by improved operating efficiencies and a $13 million favorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales decreased 310 basis points to 75.1 percent, primarily due to the favorable sales mix, higher average selling prices, and improved operating efficiencies.

As a result of higher sales and lower cost of sales as a percentage of sales, gross profit increased $118 million and gross margin improved 310 basis points to 24.9 percent.

Fiscal 2025 SG&A expenses increased $58 million, or 21 percent. As a percentage of sales, SG&A expenses increased by 150 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased $45 million and included higher expenses from the acquired businesses and increased incentive compensation resulting from improved financial results. In addition, SG&A expenses included $17 million of higher amortization expense for acquired intangible assets. These increases were partially offset by lower environmental charges related to a previously-closed manufacturing facility in the U.S. and lower costs directly associated with the acquisition and integration of Scott Springfield Manufacturing. The environmental charges and acquisition-related costs were recorded at Corporate and both decreased $2 million compared with the prior year.

Restructuring expenses during 2025 increased $13 million compared with the prior year, primarily due to higher severance expenses and product line transfer costs in the Performance Technologies and Climate Solutions segments.

We recorded a $4 million gain on sale at Corporate during fiscal 2024 as a result of the sale of three automotive businesses based in Germany.

Operating income of $283 million in fiscal 2025 increased $42 million compared with the prior year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses and the absence of the $4 million gain on the sale of the automotive businesses in Germany.

Interest expense in fiscal 2025 increased $2 million compared with the prior year, primarily due to higher borrowings on our revolving credit facility, which we used to fund a portion of the purchase price for the acquisition of Scott Springfield Manufacturing.

The provision for income taxes was $69 million and $51 million in fiscal 2025 and 2024, respectively. The $18 million increase was primarily due to higher earnings and the absence of a $3 million income tax benefit recorded in fiscal 2024 related to the sale of three automotive businesses in Germany. These drivers, which increased the provision for income taxes, were partially offset by changes in the mix and amount of foreign and U.S. earnings in the current year compared to the prior year.

Year ended March 31, 2024 compared with year ended March 31, 2023

Fiscal 2024 net sales of $2,408 million were $110 million, or 5 percent, higher than the prior year, primarily due to higher average selling prices and a $28 million favorable impact of foreign currency exchange rates. Sales in the Performance Technologies and Climate Solutions segments increased $53 million and $51 million, respectively.

Fiscal 2024 cost of sales of $1,882 million decreased $27 million, or 1 percent, primarily due to lower raw material prices, which decreased $50 million, and, to a lesser extent, improved operating efficiencies. These decreases were partially offset by a $22 million unfavorable impact of foreign currency exchange rates and higher labor and inflationary costs. In addition, cost of sales in fiscal 2024 was negatively impacted by an inventory purchase accounting adjustment of $2 million recorded at Corporate related to the acquisition of Scott Springfield Manufacturing. As a percentage of sales, cost of sales decreased 490 basis points to 78.2 percent, primarily due to the favorable impact of higher sales, lower material costs, and improved operating efficiencies, partially offset by higher labor and inflationary costs.

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

Segment Results of Operations

Effective April 1, 2024, we moved our Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration markets and customers. We believe that unifying these complementary businesses allows us to better focus resources on targeted growth opportunities and more efficiently apply 80/20 principles to optimize profit margins and cash flow. The segment realignment had no impact on our consolidated financial position, results of operations, and cash flows. We have recast the segment financial information for fiscal 2024 and 2023 to conform to the fiscal 2025 presentation.

Climate Solutions

	Years ended March 31,
	2025		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,441	100.0%	$1,108	100.0%	$1,057	100.0%
Cost of sales	1,025	71.1%	811	73.2%	816	77.2%
Gross profit	416	28.9%	297	26.8%	241	22.8%
Selling, general and administrative expenses	162	11.2%	115	10.4%	106	10.1%
Restructuring expenses	6	0.4%	3	0.3%	2	0.2%
Operating income	$248	17.2%	$179	16.1%	$132	12.5%

Year ended March 31, 2025 compared with year ended March 31, 2024

Climate Solutions net sales increased $333 million, or 30 percent, in fiscal 2025 compared with the prior year, primarily due to higher sales volume, including $240 million of higher sales from the Scott Springfield Manufacturing and Napps businesses, which we acquired in fiscal 2024. Compared with the prior year, sales of data center cooling and HVAC&R products increased $350 million and $53 million, respectively. The increase in sales of data center cooling products includes sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation customers. Sales of heat transfer products decreased $71 million, largely due to lower sales of heat transfer coils for heat pumps and other commercial and residential applications, partially offset by commercial pricing settlements with heat pump customers in Europe.

Climate Solutions cost of sales increased $214 million, or 26 percent, in fiscal 2025, primarily due to higher sales volume, higher raw material costs, which increased $9 million, and, to a lesser extent, higher labor and inflationary costs. These increases were partially offset by lower warranty expense, which decreased $4 million, and improved operating efficiencies. As a percentage of sales, cost of sales decreased 210 basis points to 71.1 percent, primarily due to favorable sales mix and the favorable impact of commercial pricing settlements.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $119 million and gross margin improved 210 basis points to 28.9 percent.

Climate Solutions SG&A expenses increased $47 million compared with the prior year. As a percentage of sales, SG&A expenses increased by 80 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased $24 million, and $17 million of higher amortization expense related to acquired intangible assets.

Restructuring expenses increased $3 million in fiscal 2025, primarily due to higher severance expenses and costs related to transferring production and warehousing for certain product lines.

Operating income of $248 million during fiscal 2025 increased $69 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Year ended March 31, 2024 compared with year ended March 31, 2023

Climate Solutions net sales increased $51 million, or 5 percent, in fiscal 2024 compared with the prior year, primarily due to higher sales volume and a $14 million favorable impact of foreign currency exchange rates. The higher sales volume includes $8 million of incremental sales from Scott Springfield Manufacturing, which we acquired on March 1, 2024. Compared with the prior year, sales of data center cooling products increased $120 million, primarily due to higher sales to both hyperscale and colocation customers. Sales of heat transfer and HVAC&R products decreased $68 million and $1 million, respectively. The decrease in sales of heat transfer products was largely due to market weakness and lower customer demand compared with the prior year and the strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives.

Climate Solutions cost of sales decreased $5 million, or 1 percent, in fiscal 2024, primarily due to lower raw material prices, which decreased $19 million, and improved operating efficiencies. These decreases were partially offset by increases resulting from higher sales volume, a $10 million unfavorable impact of foreign currency exchanges rates, and higher labor and inflationary costs and warranty expenses. As a percentage of sales, cost of sales decreased 400 basis points to 73.2 percent, primarily due to the favorable impact of higher sales and improved operating efficiencies.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $56 million and gross margin improved 400 basis points to 26.8 percent.

Climate Solutions SG&A expenses increased $9 million compared with the prior year. As a percentage of sales, SG&A expenses increased by 30 basis points. The increase in SG&A expenses includes higher compensation-related expenses and increases across other general and administrative expenses. In addition, SG&A expenses included $1 million of incremental amortization expense related to intangible assets recorded for the acquisition of Scott Springfield Manufacturing.

Restructuring expenses increased $1 million in fiscal 2024, primarily due to higher equipment transfer costs for product line transfers to improve production efficiencies in connection with our 80/20 initiatives.

Operating income of $179 million during fiscal 2024 increased $47 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Years ended March 31,
	2025		2024		2023
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,163	100.0%	$1,321	100.0%	$1,268	100.0%
Cost of sales	933	80.2%	1,092	82.6%	1,118	88.2%
Gross profit	230	19.8%	230	17.4%	149	11.8%
Selling, general and administrative expenses	102	8.8%	106	8.0%	89	7.0%
Restructuring expenses	20	1.8%	12	0.9%	3	0.2%
Operating income	$108	9.3%	$112	8.5%	$58	4.5%

Year ended March 31, 2025 compared with year ended March 31, 2024

Performance Technologies net sales decreased $158 million, or 12 percent, in fiscal 2025 compared with the prior year, primarily due to lower sales volume, including a $54 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024, and a $17 million unfavorable impact of foreign currency exchange rates. These decreases were partially offset by higher average selling prices and, to a lesser extent, the recognition of sales tax credits in Brazil. Compared with last year, sales of liquid-cooled and air-cooled products decreased $87 million and $72 million, respectively. Sales of advanced solutions products increased $3 million.

Performance Technologies cost of sales decreased $159 million, or 15 percent, in fiscal 2025, primarily due to lower sales volume and a $13 million favorable impact of foreign currency exchange rate changes. In addition, cost of sales was favorably impacted, to a lesser extent, by improved operating efficiencies and lower raw material costs, which decreased $9 million. These drivers, which decreased cost of sales, were partially offset by higher labor and inflationary costs. As a percentage of sales, cost of sales decreased 240 basis points to 80.2 percent, primarily due to higher average selling prices, improved operating efficiencies, lower material costs, and the favorable impact of sales tax credits recognized in Brazil, partially offset by higher labor and inflationary costs.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross margin improved 240 basis points to 19.8 percent. Gross profit of $230 million was consistent compared with the prior year.

Performance Technologies SG&A expenses decreased $4 million, or 4 percent, compared with the prior year. As a percentage of sales, SG&A expenses increased by 80 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased $1 million, a $1 million favorable impact of foreign currency exchange rates, and decreases across other general and administrative expenses.

Restructuring expenses during fiscal 2025 totaled $20 million, an increase of $8 million compared with the prior year, primarily due to higher severance expenses in North America and product line transfer costs.

Operating income in fiscal 2025 decreased $4 million to $108 million, primarily due to higher restructuring expenses, partially offset by lower SG&A expenses.

Year ended March 31, 2024 compared with year ended March 31, 2023

Performance Technologies net sales increased $53 million, or 4 percent, in fiscal 2024 compared with the prior year, primarily due to higher average selling prices and a $14 million favorable impact of foreign currency exchange rates. These increases were partially offset by lower sales volume, including $25 million of lower sales from the three Germany automotive businesses that we sold on October 31, 2023. Sales of advanced solutions, air-cooled and liquid-cooled products increased $28 million, $23 million, and $8 million, respectively.

Performance Technologies cost of sales decreased $26 million, or 2 percent, in fiscal 2024, primarily due to lower raw material prices, which decreased $31 million, and lower sales volume. These decreases were partially offset by higher labor and inflationary costs and a $12 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales decreased 560 basis points to 82.6 percent, primarily due to the favorable impact of higher sales and lower material costs, partially offset by higher labor and inflationary costs.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $81 million and gross margin improved 560 basis points to 17.4 percent.

Performance Technologies SG&A expenses increased $17 million, or 19 percent, compared with the prior year. As a percentage of sales, SG&A expenses increased by 100 basis points. The increase in SG&A expenses was primarily due to higher compensation-related expenses, which increased $10 million, and increases across other general and administrative expenses.

Restructuring expenses during fiscal 2024 totaled $12 million, an increase of $9 million compared with the prior year, primarily due to higher severance-related expenses associated with the closure of a technical service center in Europe.

Operating income in fiscal 2024 increased $54 million to $112 million, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2025 of $72 million, and an available borrowing capacity of $239 million under our revolving credit facility. Given our extensive international operations, approximately $59 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include debt and related interest payments, lease obligations, pension obligations, and obligations for capital expenditures. Our global pension liabilities totaled $30 million as of March 31, 2025. In June 2024, we approved the termination of our primary U.S. pension plan. In connection with the pending termination, we expect to make cash contributions in the range of $15 million to $20 million during fiscal 2026 to fully fund the plan on a plan termination basis. See Note 18 of the Notes to Consolidated Financial Statements for further information.

Operating activities

Net cash provided by operating activities in fiscal 2025 was $213 million, a decrease of $2 million from $215 million in the prior year. This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, as compared with the same period in the prior year, partially offset by the favorable impact of higher operating earnings. The unfavorable changes in working capital include a decrease in customer deposits associated with sales contracts with long inventory lead times and higher payments for incentive compensation, as compared with the same period in the prior year. These unfavorable changes in working capital were partially offset by the favorable impact of lower inventory levels.

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

Investing activities

Capital expenditures

Capital expenditures of $84 million during fiscal 2025 decreased $4 million compared with fiscal 2024. Our capital spending in fiscal 2025 in the Climate Solutions and Performance Technologies segments totaled $53 million and $30 million, respectively. Capital spending in the Climate Solutions segment includes investments supporting our strategic growth initiatives, including expanding production capacity for data center cooling products. Capital expenditures in the Performance Technologies segment include tooling and equipment purchases in conjunction with new and renewal programs with customers.

Business and asset acquisitions

During fiscal 2024, we made cash payments totaling $186 million to acquire Scott Springfield Manufacturing and Napps. We made additional cash payments totaling $3 million during fiscal 2025 for these acquisitions, primarily related to a purchase price working capital adjustment. In addition, we paid $12 million during fiscal 2024 to purchase intellectual property and other specific assets from TMGcore, Inc. These investments support our strategy to grow our data center cooling and indoor air quality product offerings in our Climate Solutions segment. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding acquisitions.

Financing activities

Debt

Our total debt outstanding decreased $81 million to $351 million at March 31, 2025 compared with the prior year, primarily due to repayments during fiscal 2025.

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

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense. As of March 31, 2025, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during fiscal 2026 and beyond.

See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Share repurchase programs

Effective March 7, 2025, our Board of Directors authorized us to repurchase up to $100 million of Modine common stock at such times and prices that we deem to be appropriate. This authorization does not expire and replaced the previous repurchase program, which expired in November 2024. During fiscal 2025 and 2024, we repurchased $18 million and $13 million, respectively, of our common stock under the repurchase programs. Our decision whether and to what extent to repurchase additional shares depends on a number of factors, including business conditions, other cash priorities, and stock price.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $391 million and $147 million, respectively, at March 31, 2025. Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment. Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, all of which are related to our Climate Solutions segment. We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level. We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility. This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy. When such indicators are present, we perform an impairment evaluation.

Impairment of goodwill

We perform goodwill impairment tests annually, as of the end of February, unless business events or other conditions exist that require a more frequent evaluation. We consider factors such as operating losses, declining financial and market outlooks, and market capitalization when evaluating the necessity for an interim impairment analysis. We test goodwill for impairment at a reporting unit level. Goodwill resulting from recent acquisitions generally represents the highest risk of impairment, which typically decreases as the businesses are integrated into the Company and positioned for future operating and financial performance. We test goodwill for impairment by comparing the fair value of each reporting unit with its carrying value. We determine the fair value of a reporting unit based upon the present value of estimated future cash flows. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired. However, if the carrying value of the reporting unit’s net assets exceeds its fair value, we would conclude goodwill is impaired and would record an impairment charge equal to the amount that the reporting unit’s carrying value exceeds its fair value.

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

At March 31, 2025, our goodwill totaled $234 million. We conducted goodwill impairment tests as of February 28, 2025 by applying a fair value-based test and determined the fair value for each of our reporting units exceeded the respective book value. A 10 percent decrease in the estimated fair value of each reporting unit would not have resulted in a different conclusion.

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

Pension obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions. At March 31, 2025, our global pension liabilities totaled $30 million. The most significant assumptions include the discount rate, expected return on plan assets, and mortality rates. We base our selection of these assumptions on historical trends and economic and market conditions at the time of valuation. In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods. These differences impact future pension expense. Our domestic pension plans are closed to new participants; therefore, participants in these plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula. The primary non-U.S. plans are maintained in Germany and Italy and are also closed to new participants and are substantially unfunded.

In June 2024, we approved the termination of our primary U.S. pension plan, which we expect to complete during fiscal 2026. In connection with the plan termination, we have measured the benefit obligation for our primary U.S. pension plan on a settlement liability basis and have incorporated assumptions regarding the plan termination, including the estimated percentage of participants who will elect a lump sum payment and estimates of annuity pricing. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (i) the actual return earned on plan assets, (ii) historical rates of return on the asset classes in the plan portfolio, (iii) projections of returns on those asset classes, (iv) capital market conditions and economic forecasts, and (v) administrative expenses paid with the plan assets. The rate of return on plan assets utilized in fiscal 2025 and 2024 was 5.5 percent and 6.5 percent, respectively. For fiscal 2026, we have assumed a rate of return of 5.5 percent. A change of 25 basis points in the expected rate of return on plan assets would impact our fiscal 2026 pension expense by less than $1 million.

The discount rate reflects rates available on high-quality fixed-income corporate bonds on the measurement date of March 31. For fiscal 2025 and 2024, for purposes of determining pension expense, we used a discount rate of 5.4 percent and 5.2 percent, respectively. We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows for our plans. See Note 18 of the Notes to Consolidated Financial Statements for additional information. A change in the assumed discount rate of 25 basis points would impact our fiscal 2026 pension expense and projected benefit obligation by less than $1 million and approximately $4 million, respectively.

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

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance if we determine it is more likely than not that the net deferred tax assets in a particular jurisdiction will not be realized. This determination, which is made on a legal entity-by-legal entity basis, involves judgment and the use of estimates and assumptions, including expectations of future taxable income and tax planning strategies. We believe the assumptions that we used are appropriate and result in a reasonable determination regarding the future realizability of deferred tax assets. However, future events or circumstances, such as lower-than-expected taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could cause us to record additional valuation allowances.

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

Market Risks

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions, and military conflicts, including the conflicts in Ukraine and in the Middle East and tension in the Red Sea;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;
●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling and electric vehicles, and the impacts of threats or changes to the market growth prospects for our customers;
●	Our ability to mitigate increases in labor costs and labor shortages;

●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and warranty claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our IT systems, and any related delays, problems or costs;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;

●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic Risks

●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses;
●	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial Risks

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates, interest rates, commodity prices, credit risk and other market changes.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, Canada, China, India, Mexico, and throughout Europe. We also have joint ventures in China and South Korea. We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries. As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business. Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction. In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk. In fiscal 2025, we recorded a net gain of less than $1 million within our statement of operations related to foreign currency derivative contracts. In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars. These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro and the British pound sterling, the Brazilian real, the Canadian dollar, and the Chinese yuan. In fiscal 2025, approximately 50 percent of our sales were generated in countries outside the U.S. A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses. In fiscal 2025, changes in foreign currency exchange rates unfavorably impacted our sales by $18 million; however, the impact on our operating income was only $4 million. Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates. If these rates were 10 percent higher or lower during fiscal 2025, there would not have been a material impact on our fiscal 2025 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates. We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates. Interest rates for both our term loans and borrowings under our multi-currency revolving credit facility, including swingline borrowings, are variable and are currently based on either SOFR or EURIBOR, plus 137.5 to 175 basis points, depending on our leverage ratio. As a result, we are subject to risk of fluctuations in SOFR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.

As of March 31, 2025, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $194 million and $30 million, respectively. Based upon our outstanding debt with variable interest rates at March 31, 2025, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2026 by approximately $2 million.

Commodity Price and Supply Risk

To produce the products we sell, we purchase raw materials and supplies including aluminum, copper, steel and stainless steel (nickel), brass, refrigerants, and gases such as natural gas, helium, and nitrogen. In addition, we also purchase components and parts that are integrated into our end products.

We seek to mitigate commodity price risk primarily by adjusting product pricing in response to price increases. Our contracts with certain customers contain provisions that provide for prospective price adjustments based upon changes in raw material prices. These prospective price adjustments generally lag behind the actual raw material price fluctuations by three months or longer, and the contract provisions are limited to the underlying material cost based upon a relevant pricing source, such as the London Metal Exchange, American Metal Market, or Platts index, and typically exclude additional cost elements, such as related metals premiums and fabrication. In instances where the risk is not covered contractually, we seek to adjust product pricing in response to price increases, including through our quotation process and through price list increases. Nevertheless, we are still subject to the risk of price increases on commodities, components, and other goods and services that we purchase.

We regularly engage with our suppliers to ensure availability of purchased commodities and components and, where possible, we incorporate contractual volume protections to guarantee required supply levels. While we do not currently anticipate significant shortages or delays from our key suppliers, we are subject to supply risk, particularly with respect to sourcing of raw materials including aluminum, copper, steel and stainless steel (nickel). We are exposed to the risk that our suppliers may not be able or willing to meet our supply requirements in light of various factors, such as changes in trade laws and tariffs, sharp increases in customer demand, capacity constraints, financial instability, or other circumstances.

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

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms. Our principal credit risk consists of outstanding trade accounts receivable. At March 31, 2025, 43 percent of our trade accounts receivable was concentrated with our top ten customers. These customers operate primarily in the data center cooling, commercial air conditioning and refrigeration, commercial vehicle, off-highway, and automotive and light vehicle markets and are influenced by similar market and general economic factors. In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the current inflationary market conditions.

We manage credit risk through a focus on the following:

●	Cash and cash equivalents – We maintain our cash and short-term deposits with financial institutions with reputable credit ratings;
●	Trade accounts receivable – Prior to granting credit, we evaluate each customer, taking into consideration the customer’s financial condition, payment experience and credit information. After credit is granted, we actively monitor the customer’s financial condition and applicable business news;
●	Pension assets – We have retained outside advisors to assist in the management of the assets in our pension plans. In making investment decisions, we utilize an established risk management protocol that focuses on protection of the plan assets against downside risk. In connection with the upcoming termination of our primary U.S. pension plan, we have sought to match the maturities of the plan assets with the anticipated funding requirements for the upcoming lump-sum offering and future benefit payments. We believe the plan assets are subject to appropriate investment policies and controls; and

●	Insurance – We monitor our insurance providers to ensure they maintain financial ratings that are acceptable to us. We have not identified any concerns in this regard based upon our reviews.

In addition, we are exposed to risks associated with price reduction pressures from our customers. If contractual price downs are unavoidable, we contemplate them in our overall strategy and adjust pricing as necessary to provide profit margins that are acceptable to us.

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in the U.S. or abroad, such as that caused by geopolitical uncertainly or pandemics, or downturns in markets in which we operate. We sell a broad range of thermal solution systems to customers operating in diverse markets, including the data center cooling, commercial, industrial, and building HVAC&R, and commercial vehicle, off-highway, and automotive and light vehicle markets.

Considering our global presence, we also encounter risks imposed by trade restrictions, including tariffs, embargoes, sanctions, and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions. We pursue new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon our ability to commercialize our investments. Current examples of new and emerging markets for us include those related to data centers, indoor air quality, and Gensets. Our investments in these areas are subject to the risks associated with technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2025, 2024 and 2023

(In millions, except per share amounts)

	2025	2024	2023
Net sales	$2,583.5	$2,407.8	$2,297.9
Cost of sales	1,939.7	1,882.2	1,908.5
Gross profit	643.8	525.6	389.4
Selling, general and administrative expenses	332.1	273.9	234.0
Restructuring expenses	28.2	15.0	5.0
Gain on sale of assets	—	(4.0)	—
Operating income	283.5	240.7	150.4
Interest expense	(26.4)	(24.1)	(20.7)
Other expense – net	(3.1)	(2.0)	(4.4)
Earnings before income taxes	254.0	214.6	125.3
(Provision) benefit for income taxes	(68.5)	(51.2)	28.3
Net earnings	185.5	163.4	153.6
Net earnings attributable to noncontrolling interest	(1.5)	(1.9)	(0.5)
Net earnings attributable to Modine	$184.0	$161.5	$153.1

Net earnings per share attributable to Modine shareholders:
Basic	$3.50	$3.08	$2.93
Diluted	$3.42	$3.03	$2.90

Weighted-average shares outstanding:
Basic	52.6	52.4	52.3
Diluted	53.9	53.4	52.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended March 31, 2025, 2024 and 2023

(In millions)

	2025	2024	2023
Net earnings	$185.5	$163.4	$153.6
Other comprehensive income (loss):
Foreign currency translation	(14.3)	(5.6)	(18.9)
Defined benefit plans, net of income taxes of ($1.4), $1.6, and $1.1 million	(3.1)	3.7	6.7
Cash flow hedges, net of income taxes of ($0.2), ($0.2), and $0 million	(0.8)	(0.7)	0.1
Total other comprehensive income (loss)	(18.2)	(2.6)	(12.1)

Comprehensive income	167.3	160.8	141.5
Comprehensive income attributable to noncontrolling interest	(1.2)	(1.6)	—
Comprehensive income attributable to Modine	$166.1	$159.2	$141.5

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

March 31, 2025 and 2024

(In millions, except per share amounts)

	2025	2024
ASSETS
Cash and cash equivalents	$71.6	$60.1
Trade accounts receivable – net	478.9	422.9
Inventories	340.9	357.9
Other current assets	69.8	53.1
Total current assets	961.2	894.0
Property, plant and equipment – net	390.5	365.7
Intangible assets – net	146.7	188.3
Goodwill	233.9	230.9
Deferred income taxes	67.0	75.1
Other noncurrent assets	118.3	97.5
Total assets	$1,917.6	$1,851.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$9.3	$12.0
Long-term debt – current portion	44.8	19.7
Accounts payable	290.8	283.4
Accrued compensation and employee benefits	102.7	101.6
Other current liabilities	93.4	129.1
Total current liabilities	541.0	545.8
Long-term debt	296.7	399.9
Deferred income taxes	24.1	30.0
Pensions	29.4	27.7
Other noncurrent liabilities	108.2	92.6
Total liabilities	999.4	1,096.0
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.5 million and 56.1 million shares	35.3	35.0
Additional paid-in capital	310.8	283.7
Retained earnings	843.0	659.0
Accumulated other comprehensive loss	(181.3)	(163.4)
Treasury stock, at cost, 4.1 million and 3.7 million shares	(97.6)	(66.7)
Total Modine shareholders’ equity	910.2	747.6
Noncontrolling interest	8.0	7.9
Total equity	918.2	755.5
Total liabilities and equity	$1,917.6	$1,851.5

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2025, 2024 and 2023

(In millions)

	2025	2024	2023
Cash flows from operating activities:
Net earnings	$185.5	$163.4	$153.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77.7	56.1	54.5
Stock-based compensation expense	26.4	10.8	6.6
Deferred income taxes	6.5	6.2	(59.6)
Gain on sale of assets	—	(4.0)	—
Other – net	6.9	6.1	4.8
Changes in operating assets and liabilities:
Trade accounts receivable	(61.2)	(8.3)	(40.7)
Inventories	13.6	(17.3)	(49.4)
Accounts payable	10.5	(59.1)	10.2
Accrued compensation and employee benefits	1.6	15.2	6.4
Contract liabilities	(44.5)	58.3	10.3
Other assets	15.3	12.0	19.6
Other liabilities	(25.0)	(24.8)	(8.8)
Net cash provided by operating activities	213.3	214.6	107.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(84.0)	(87.7)	(50.7)
Payments for business acquisitions	(3.4)	(186.2)	—
Purchase of TMGcore, Inc. technology and related assets (see Note 2)	—	(12.0)	—
Proceeds from (payments for) disposition of assets	0.8	(0.8)	0.3
Other – net	—	3.3	—
Net cash used for investing activities	(86.6)	(283.4)	(50.4)

Cash flows from financing activities:
Borrowings of debt	414.5	332.5	374.3
Repayments of debt	(496.3)	(260.4)	(403.4)
(Repayments) borrowings on bank overdraft facilities – net	(0.7)	6.3	3.0
Purchases of treasury stock	(30.9)	(17.7)	(9.0)
Dividends paid to noncontrolling interest	(1.1)	(0.5)	(0.6)
Other – net	0.9	2.5	2.4
Net cash (used for) provided by financing activities	(113.6)	62.7	(33.3)

Effect of exchange rate changes on cash	(1.5)	(0.8)	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.6	(6.9)	21.8

Cash, cash equivalents and restricted cash – beginning of period	60.3	67.2	45.4
Cash, cash equivalents and restricted cash – end of period	$71.9	$60.3	$67.2

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2025, 2024 and 2023

(In millions)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2022	54.8	$34.2	$261.6	$344.4	$(149.5)	$(40.0)	$7.4	$458.1
Net earnings	—	—	—	153.1	—	—	0.5	153.6
Other comprehensive loss	—	—	—	—	(11.6)	—	(0.5)	(12.1)
Stock options and awards	0.6	0.4	2.6	—	—	—	—	3.0
Purchases of treasury stock	—	—	—	—	—	(9.0)	—	(9.0)
Stock-based compensation expense	—	—	6.6	—	—	—	—	6.6
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance, March 31, 2023	55.4	34.6	270.8	497.5	(161.1)	(49.0)	6.8	599.6
Net earnings	—	—	—	161.5	—	—	1.9	163.4
Other comprehensive loss	—	—	—	—	(2.3)	—	(0.3)	(2.6)
Stock options and awards	0.7	0.4	2.1	—	—	—	—	2.5
Purchases of treasury stock	—	—	—	—	—	(17.7)	—	(17.7)
Stock-based compensation expense	—	—	10.8	—	—	—	—	10.8
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance, March 31, 2024	56.1	35.0	283.7	659.0	(163.4)	(66.7)	7.9	755.5
Net earnings	—	—	—	184.0	—	—	1.5	185.5
Other comprehensive loss	—	—	—	—	(17.9)	—	(0.3)	(18.2)
Stock options and awards	0.4	0.3	0.7	—	—	—	—	1.0
Purchases of treasury stock	—	—	—	—	—	(30.9)	—	(30.9)
Stock-based compensation expense	—	—	26.4	—	—	—	—	26.4
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(1.1)	(1.1)
Balance, March 31, 2025	56.5	$35.3	$310.8	$843.0	$(181.3)	$(97.6)	$8.0	$918.2

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 1:  Significant Accounting Policies

Nature of operations

Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative and environmentally responsible thermal management products and solutions to diversified global markets and customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets. In addition, the Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications. The Company’s primary product groups include i) data center cooling; ii) heat transfer; iii) HVAC&R; iv) air-cooled; v) liquid-cooled; and vi) advanced solutions.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Trade accounts receivable

The Company records trade receivables at the invoiced amount. Trade receivables do not bear interest if paid according to the original terms. The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable. The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate. At March 31, 2025 and 2024, the allowance for credit losses was $1.8 million and $2.7 million, respectively. The changes to the Company’s allowance for credit losses during fiscal 2025 and 2024 were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During fiscal 2025, 2024, and 2023, the Company sold $7.9 million, $130.2 million, and $150.6 million, respectively, of accounts receivable to accelerate cash receipts. During fiscal 2025, 2024, and 2023, the Company recorded costs totaling $0.1 million, $1.6 million, and $1.2 million, respectively, related to selling accounts receivable in the consolidated statements of operations.

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

Tooling

The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years. At March 31, 2025 and 2024, Company-owned tooling totaled $18.2 million and $16.1 million, respectively.

In certain instances, tooling is owned by the customer. At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations. If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2025 and 2024, customer-owned tooling receivables totaled $6.9 million and $7.6 million, respectively.

Stock-based compensation

The Company recognizes stock-based compensation using the fair value method. Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant and is recognized as expense over the respective vesting periods. See Note 5 for additional information.

Research and development

The Company expenses research and development costs as incurred within selling, general, and administrative (“SG&A”) expenses. During fiscal 2025, 2024, and 2023, research and development costs totaled $34.9 million, $42.0 million, and $44.0 million, respectively.

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

Property, plant and equipment

The Company records property, plant and equipment at cost. For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets. The Company expenses maintenance and repair costs as incurred. The Company capitalizes costs of improvements. Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations. Capital expenditures of $22.4 million, $22.7 million, and $13.6 million were accrued within accounts payable at March 31, 2025, 2024 and 2023, respectively.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Goodwill

The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation. The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows. The Company performed its goodwill impairment tests as of February 28, 2025 and determined the fair value of each of its reporting units exceeded the respective book value. See Note 14 for additional information.

Impairment of held and used long-lived assets

The Company evaluates long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever conditions or events indicate that those assets may be impaired. The Company considers factors such as operating losses, declining financial outlooks and market conditions when evaluating the need for an impairment analysis. In the event an impairment indicator is identified, the Company compares the undiscounted future cash flows expected to be generated by the assets with their carrying value. If the net asset values exceed expected future cash flows, the Company writes down the assets to fair value and records an impairment charge. The Company estimates fair value in various ways depending on the nature of the underlying assets. Fair value is generally based upon appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

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

Deferred compensation trusts

The Company maintains deferred compensation trusts to fund future obligations under its non-qualified deferred compensation plans. The trusts’ investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets. The deferred compensation obligations are recorded within other noncurrent liabilities in the consolidated balance sheets.

Self-insurance reserves

The Company retains a portion of the financial risk for certain insurance coverage, including property, general liability, workers compensation, and employee healthcare, and therefore maintains reserves that estimate the impact of unreported and under-reported claims that fall below stop-loss limits and deductibles under its insurance policies. The Company maintains reserves for the estimated settlement cost of known claims, as well as estimates of incurred but not reported claims. The Company charges costs of claims, including the impact of changes in reserves due to claim experience and severity, to cost of sales or SG&A expenses. The Company reviews and updates the amount of its insurance-related reserves on a quarterly basis.

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

The following table presents a roll forward of the Company’s obligations associated with its supplier finance program.

	Years ended March 31,
	2025	2024
Obligations outstanding – beginning of period	$23.6	$21.2
Invoices submitted	102.2	109.7
Invoices paid	(110.3)	(107.3)
Obligations outstanding – end of period	$15.5	$23.6

Supplemental cash flow information

	Years ended March 31,
	2025	2024	2023
Interest paid	$26.0	$23.3	$18.4
Income taxes paid	55.2	46.9	31.9

See Note 16 for supplemental cash flow information related to the Company’s leases.

New accounting guidance

Segment reporting disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance for reportable segments. The new guidance requires disclosure of significant segment expenses, which are expenses that are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”) and (iii) included in the reported measure of segment profit or loss. In addition, the new guidance requires companies to disclose the title and position of their CODM and expand interim disclosures to include the majority of the annual segment disclosures. The definition of and method for determining reportable segments is unchanged. The Company adopted this guidance for its fiscal 2025 annual financial statements. See Note 22 for additional information on the Company’s reportable segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 2:  Acquisitions and Dispositions

Acquisition of Scott Springfield Mfg. Inc.

On March 1, 2024, the Company acquired all of the issued and outstanding shares in the capital of Scott Springfield Mfg. Inc. (“Scott Springfield Manufacturing”) for consideration totaling $184.1 million. Upon finalization of the working capital adjustment during fiscal 2025, the Company paid an additional $2.4 million to the seller.
Based in Calgary, Canada, Scott Springfield Manufacturing is a leading manufacturer of air handling units to customers in the data center, telecommunications, healthcare, and aerospace markets. This acquisition expanded the Company’s product offerings and customer base in the high-growth data center and indoor air quality markets in the U.S. and Canada. Since the date of the acquisition, the Company has reported the financial results of the Scott Springfield Manufacturing business within the Climate Solutions segment. For fiscal 2024 and 2025, the Company included net sales of $7.9 million and $241.7 million, respectively, within its consolidated statements of operations attributable to Scott Springfield Manufacturing.
During fiscal 2024 and 2025, the Company recorded $2.1 million and $0.4 million, respectively, of costs directly related to the acquisition and integration of Scott Springfield Manufacturing as SG&A expenses within its consolidated statements of operations. The fiscal 2024 costs principally consisted of fees for i) transaction advisors, ii) legal, accounting, and other professional services, and iii) incremental costs directly associated with integration activities. The fiscal 2025 costs principally consisted of costs associated with integration activities. In addition, the Company charged $1.6 million to cost of sales during both fiscal 2024 and 2025 in connection with an inventory fair value adjustment.

The Company completed its accounting for the acquisition of Scott Springfield Manufacturing during fiscal 2025 and allocated the purchase price of $184.1 million to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $72.6 million, none of which is expected to be deductible for income tax purposes.  During the first quarter of fiscal 2025, the Company completed its market and trade name analyses and recorded a measurement period adjustment to reduce the fair value of the trade name intangible asset by $9.6 million. This adjustment resulted in a corresponding decrease in the deferred income tax liability of $2.2 million and a $7.4 million increase to the $65.2 million of goodwill preliminarily recorded as of March 31, 2024. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition includes Scott Springfield Manufacturing’s workforce and anticipated future revenue and cost synergies.

The Company’s purchase price allocation for its acquisition of Scott Springfield Manufacturing was as follows:

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

	Years ended March 31,
	2024	2023
Net sales	$2,507.5	$2,346.2
Net earnings attributable to Modine	165.3	127.3

The supplemental pro forma financial information above is based upon the Company’s historical results and the historical results of Scott Springfield Manufacturing, which have been translated from Canadian dollars to U.S. dollars using the historical average foreign exchange rates. The proforma information includes adjustments for: (i) annual amortization and depreciation expense totaling approximately $19.0 million for fiscal 2023 and approximately $8.0 million for fiscal 2024 for acquired tangible and intangible assets, (ii) estimated annual interest expense of approximately $6.0 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within Canada. In addition, the pro forma financial information assumes that both $2.0 million of acquisition-related transaction costs, not including costs for integration-related activities, and $3.2 million of inventory purchase accounting adjustments were incurred during fiscal 2023. The pro forma financial information does not reflect any expected revenue or cost synergies.

Purchase of TMGcore, Inc. intellectual property

In January 2024, the Company purchased intellectual property and other specific assets from TMGcore, Inc., a specialist in single- and two-phase liquid immersion cooling technology for data centers for $12.0 million. The Company allocated $11.4 million of the purchase price to acquired technology and the remaining $0.6 million to property, plant, and equipment.

Acquisition of Napps Technology Corporation

On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $5.8 million. The Company paid $4.8 million during fiscal 2024 and paid the remaining $1.0 million to the seller during fiscal 2025. The Company has reported the financial results of the Napps business within the Climate Solutions segment since the date of the acquisition.  For fiscal 2024 and 2025, the Company included net sales of $4.5 million and $10.8 million, respectively, within its consolidated statements of operations attributable to Napps.

Disposition of two coatings facilities

In September 2023, the Company sold two coatings facilities, located in California and Florida, to Protecall, LLC. Sales from these two businesses, which provided aftermarket application services, totaled $6.4 million in fiscal 2023. As a result of this transaction, the Company wrote-off $0.7 million of goodwill attributable to the disposed businesses and recorded a gain on sale of less than $0.1 million during fiscal 2024.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Disposition of Germany automotive businesses

In October 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P. As a result of the sale, the Company recorded a $4.0 million gain on sale during fiscal 2024, primarily driven by the net liability position of the disposal group at the time of sale. In addition, the gain on sale included the write-off of $0.6 million of net actuarial gains related to the disposal group’s pension plans. The Company reported the $4.0 million gain on the gain on sale of assets line within the consolidated statement of operations.

Prior to the disposition, the Company reported the financial results of the disposal group within its Performance Technologies segment. Net sales of the disposal group included within the Company’s consolidated statements of operations for fiscal 2024 and 2023 totaled $54.2 million and $79.0 million, respectively.

Pending disposition of facilities in Germany

In December 2024, the Company signed a definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm for €11.5 million ($12.4 million). Earlier in fiscal 2025, the Company closed the technical service center and reduced headcount in light of the sale of three automotive businesses in Germany during fiscal 2024. The Company expects the sale transaction will close during the first half of fiscal 2026, subject to remaining closing conditions. The Company expects to record a gain on sale, net of costs to sell, of approximately $3.0 million when the transaction is completed. As of March 31, 2025, the Company classified $8.2 million of building and related assets expected to transfer to the buyer as held for sale and presented them within other current assets on its consolidated balance sheet.

Fiscal 2026 acquisition of AbsolutAire, Inc.

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire, Inc. (“AbsolutAire”). The Company paid $11.2 million upon transaction closing. The final purchase price is pending and may be adjusted for net working capital. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems. This acquisition supports the Company’s growth strategy by expanding its heating and indoor air quality product portfolios and also broadens its customer base in the commercial, industrial, food service, and warehousing sectors. AbsolutAire had annual sales of approximately $25.0 million in 2024 and will be reported within the Company’s Climate Solutions segment beginning in the first quarter of fiscal 2026.

Note 3:  Revenue Recognition

The Company sells thermal management products and solutions in a wide array of commercial, industrial, and building HVAC&R markets. In addition, the Company sells engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original OEM vehicular applications. The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time. As the majority of the underlying sales contracts for its highly-specified products do not provide the Company with an enforceable right to payment for performance completed to date in the event of cancellation, the Company recognizes the majority of its revenue at a point in time, based upon shipment terms. For the limited number of customer contracts that provide an enforceable right to payment for performance completed to date, the Company recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The following is a description of the Company’s principal revenue-generating activities:

Climate Solutions

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications. The Climate Solutions segment sells data center cooling solutions, heat transfer products, and HVAC&R products. Data center cooling products include IT cooling solutions, including precision air conditioning units for data center applications; computer room air conditioning and computer room air handler units; hybrid fan coils; fan walls; chillers; condensers; condensing units; and liquid cooling solutions for high-density computing, including coolant distribution units and immersion solutions. Heat transfer products include heat exchanger coils and coating products that extend the life of equipment and components by protecting against corrosion. Heating products include unit heaters, roof-mounted direct- and indirect-fired makeup air units, duct furnaces, infrared units and perimeter heating products. Indoor air quality products include ventilation and air conditioning products, such as single packaged unit ventilators, modular chillers, air handler units, condensing units and ceiling cassettes. Refrigeration products include evaporator unit coolers, remote condensers and fluid, gas, dry, and brine coolers. In addition, the segment provides products to the industrial power generation markets.

For the majority of its sales, individual customer purchase orders represent the Climate Solutions segment’s contract with its customers and the segment recognizes revenue when it transfers control over its products to its customers, based upon shipment terms. Heating products are largely sold to independent distributors in the U.S., who in turn market the heating products to end customers. The Climate Solutions segment recognizes coatings product sales over-time, since the customers control the equipment being enhanced by the coating application. In addition, for sales to customers whose contract cancellation terms provide an enforceable right to payment for customized products and solutions, the Climate Solutions segment recognizes revenue over time based upon its estimated progress toward satisfaction of the performance obligations.

Performance Technologies

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission critical energy for a variety of end market applications. The Performance Technologies segment designs and manufactures products and solutions using air-cooled and liquid-cooled technology for vehicular, stationary power, and industrial applications. In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and off-highway customers. Air-cooled products consist primarily of powertrain cooling products, such as radiators, condensers, engine cooling modules, charge air coolers, fan shrouds, and surge tanks; and cooling module generator sets. Liquid-cooled products include engine oil coolers, EGR coolers, liquid charge air coolers, transmission and retarder oil coolers, chillers, and condensers. The segment’s advanced solutions include battery thermal management systems, electronics cooling packages, and battery chillers.

While the Performance Technologies segment provides customized production and service parts to customers under multi-year agreements, these agreements typically do not contain contractually-guaranteed volumes to be purchased by the customer. As a result, individual purchase orders typically represent the quantities ordered by the customer. With the exception of a small number of customers, the terms within the customer agreement, purchase order, or customer-owned tooling contract do not provide the Company with an enforceable right to payment for performance completed to date. As a result, the Performance Technologies segment recognizes revenue primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Disaggregation of revenue

The tables below present revenue for each of the Company’s operating segments, Climate Solutions and Performance Technologies. Each segment’s revenue is disaggregated by product group and by geographic location.

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. See Note 22 for additional segment financial information. The disaggregated revenue information presented in the tables below for fiscal 2024 and 2023 has been recast to be comparable with the fiscal 2025 presentation.

	Year ended March 31, 2025
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data center cooling	$644.2	$—	$644.2
Heat transfer	402.9	—	402.9
HVAC&R	393.5	—	393.5
Air-cooled	—	609.0	609.0
Liquid-cooled	—	404.5	404.5
Advanced solutions	—	129.4	129.4
Inter-segment sales	0.2	20.6	20.8
Net sales	$1,440.8	$1,163.5	$2,604.3

Geographic location:
Americas	$997.8	$695.6	$1,693.4
Europe	415.8	295.9	711.7
Asia	27.2	172.0	199.2
Net sales	$1,440.8	$1,163.5	$2,604.3

	Year ended March 31, 2024
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data center cooling	$294.2	$—	$294.2
Heat transfer	473.4	—	473.4
HVAC&R	340.5	—	340.5
Air-cooled	—	681.2	681.2
Liquid-cooled	—	491.6	491.6
Advanced solutions	—	126.9	126.9
Inter-segment sales	—	21.6	21.6
Net sales	$1,108.1	$1,321.3	$2,429.4

Geographic location:
Americas	$649.0	$721.0	$1,370.0
Europe	432.7	406.8	839.5
Asia	26.4	193.5	219.9
Net sales	$1,108.1	$1,321.3	$2,429.4

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

	Year ended March 31, 2023
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data center cooling	$173.8	$—	$173.8
Heat transfer	541.3	—	541.3
HVAC&R	341.0	—	341.0
Air-cooled	—	658.6	658.6
Liquid-cooled	—	483.9	483.9
Advanced solutions	—	99.3	99.3
Inter-segment sales	0.6	25.7	26.3
Net sales	$1,056.7	$1,267.5	$2,324.2

Geographic location:
Americas	$615.4	$664.6	$1,280.0
Europe	416.3	397.2	813.5
Asia	25.0	205.7	230.7
Net sales	$1,056.7	$1,267.5	$2,324.2

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2025	March 31, 2024
Contract assets	$13.3	$12.9
Contract liabilities	35.1	79.4

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $0.4 million increase in contract assets during fiscal 2025 primarily resulted from an increase in contract assets for revenue recognized over time, partially offset by a decrease in capitalized costs related to customer-owned tooling contracts.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling. The $44.3 million decrease in contract liabilities during fiscal 2025 primarily resulted from the Company’s satisfaction of performance obligations under contracts that had required advanced payments, largely associated with long inventory lead times.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2025 and 2024, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $6.1 million and $4.1 million, respectively.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2025
	Level 1	Level 2	Total

Money market investments	$—	$2.7	$2.7
Fixed income securities	—	51.3	51.3
U.S. government and agency securities	—	87.0	87.0
Other	1.4	8.4	9.8
Fair value excluding investments measured at net asset value	1.4	149.4	150.8
Investments measured at net asset value			—
Total fair value			$150.8

	March 31, 2024
	Level 1	Level 2	Total

Money market investments	$—	$6.7	$6.7
Fixed income securities	—	45.3	45.3
Pooled equity funds	7.0	—	7.0
U.S. government and agency securities	—	57.0	57.0
Other	1.1	5.7	6.8
Fair value excluding investment measured at net asset value	8.1	114.7	122.8
Investments measured at net asset value			27.7
Total fair value			$150.5

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy. The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy. The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable. The Company classified these assets within Level 2 of the valuation hierarchy. As of March 31, 2025 and 2024, the Company held no Level 3 assets within its pension plans.

As a practical expedient, the Company valued certain investments, including pooled equity, fixed income and real estate funds, using their net asset value (“NAV”) per unit, and therefore, has not classified these investments within the fair value hierarchy. As of March 31, 2025 the Company no longer has investments valued at NAV.

Note 5:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (i) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards granted for retention and performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors. The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards. Grants to employees during fiscal 2025 were issued under the Company’s Amended and Restated 2020 Incentive Compensation Plan. In fiscal 2025 and 2024, the Company granted performance-based stock awards and restricted stock awards. In fiscal 2023, the Company granted performance cash awards, restricted stock awards, and stock options. At present, the Company settles equity-based grants through newly issued shares of common stock. As of March 31, 2025, approximately 1.3 million shares authorized under the Amended and Restated 2020 Incentive Compensation Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations. These shares are held as treasury shares. The Company recorded stock-based compensation expense of $26.4 million, $10.8 million, and $6.6 million in fiscal 2025, 2024, and 2023, respectively. During fiscal 2025, in connection with restructuring actions, the Company modified certain stock-based awards for a limited number of employees to permit accelerated vesting, resulting in $6.0 million of incremental stock-based compensation expense.

Restricted stock

The Company recorded $8.0 million, $5.3 million, and $5.4 million of compensation expense related to restricted stock in fiscal 2025, 2024, and 2023, respectively. The grant date fair value of restricted stock awards that vested during fiscal 2025, 2024, and 2023 was $6.3 million, $4.6 million, and $4.7 million, respectively. At March 31, 2025, the Company had $6.0 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 1.5 years. The Company values restricted stock awards using the closing market price of its common shares on the date of grant. Based upon the terms of the annual awards, restricted stock awards vest 33 percent, 33 percent, and 34 percent per year for three years, respectively. Restricted stock awards granted to non-employee directors in fiscal 2025 vest one year from the date of grant.

A summary of restricted stock activity for fiscal 2025 was as follows:

		Weighted-average
	Shares	price
Non-vested balance, beginning of year	0.5	$21.08
Granted	0.1	111.02
Vested	(0.3)	19.02
Forfeited	—	35.71
Non-vested balance, end of year	0.3	$42.90

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Stock options

The Company recorded $1.7 million, $1.0 million, and $1.2 million of compensation expense related to stock options in fiscal 2025, 2024, and 2023, respectively. The grant date fair value of stock options that vested during fiscal 2025, 2024, and 2023, was $1.0 million, $1.2 million, and $1.0 million, respectively. As of March 31, 2025, the total compensation expense not yet recognized related to non-vested stock options was $0.1 million and the weighted-average period in which the remaining expense is expected to be recognized was 0.2 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

Year ended March 31, 2023
Fair value of options	$6.99
Expected life of awards in years	6.0
Risk-free interest rate	3.0%
Expected volatility of the Company’s stock	57.8%
Expected dividend yield on the Company’s stock	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant. The Company did not grant options in fiscal 2025 or 2024. Based upon the terms of the fiscal 2023 awards, stock options vest 33 percent, 33 percent, and 34 percent per year for three years, respectively.

A summary of stock option activity for fiscal 2025 was as follows:

			Weighted-average
		Weighted-average	remaining contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	0.6	$12.78
Granted	—	—
Exercised	(0.1)	11.79
Forfeited or expired	—	12.85
Outstanding, end of year	0.5	$12.94	5.9	$31.8

Exercisable, March 31, 2025	0.4	$12.80	5.7	$25.5

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2025 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2025	2024	2023
Intrinsic value of stock options exercised	$8.1	$12.4	$1.5
Proceeds from stock options exercised	1.0	2.6	2.9

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Restricted stock – performance-based stock awards

The Company granted performance-based stock awards in fiscal 2025 and 2024. The Company granted performance-based cash awards in fiscal 2023 in lieu of performance-based stock awards. For performance-based stock awards, the Company values the awards using the closing market price of its common shares on the date of grant. The Company recorded $16.7 million and $4.5 million of compensation expense related to performance-based stock awards in fiscal 2025 and 2024, respectively. During fiscal 2023 all performance-based awards were cash-based, therefore, the Company did not recognize compensation expense related to performance-based stock awards. At March 31, 2025, the Company had $21.6 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

Shares earned under the performance portion of the incentive program are based upon the attainment of certain financial targets over a three-year period and are issued after the end of that three-year performance period, if the performance targets have been achieved. The performance metrics for the performance-based awards granted in fiscal 2025, 2024, and 2023 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period, commencing with the fiscal year of grant.

Note 6:  Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2025	2024	2023
Employee severance and related benefits	$24.3	$12.9	$3.5
Other restructuring and repositioning expenses	3.9	2.1	1.5
Total	$28.2	$15.0	$5.0

During fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses in Europe and North America within the Performance Technologies segment and included targeted headcount reductions intended to reduce SG&A and operational expenses. In addition, the Company recorded severance expenses in the Climate Solutions segment, primarily related to the pending closure of a production facility in Italy. As part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize the efficiency of its manufacturing footprint and processes in order to improve profit margins across both of its business segments. Other restructuring and repositioning expenses include costs to transfer production and warehousing for certain product lines among its facilities.

During fiscal 2024, restructuring and repositioning expenses primarily consisted of severance expenses in the Performance Technologies segment related to the closure of its European technical service center. In addition, the Company incurred equipment transfer costs within the Climate Solutions and Performance Technology segments related to its transformational initiatives.

During fiscal 2023, restructuring and repositioning expenses primarily consisted of severance expenses for targeted headcount reductions in both the Climate Solutions and Performance Technologies segments. In addition, the Performance Technologies and Climate Solutions segments incurred equipment transfer costs in Europe and closure costs related to a previously-leased facility in the U.S., respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Years ended March 31,
	2025	2024
Beginning balance	$13.0	$10.6
Additions (a)	18.3	12.9
Payments	(24.6)	(7.8)
Disposition (b)	—	(2.5)
Effect of exchange rate changes	(0.1)	(0.2)
Ending balance	$6.6	$13.0
____

(a)	The fiscal 2025 amount excludes $6.0 million of non-cash severance-related costs resulting from the accelerated vesting of certain stock-based compensation awards in connection with restructuring actions.
(b)	The Company sold three automotive businesses based in Germany during fiscal 2024. See Note 2 for additional information regarding the sale.

In May 2025, the Company approved additional headcount reductions in the Performance Technologies segment and, as a result, expects to record approximately $4.0 million of severance expenses during the first quarter of fiscal 2026.

Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2025	2024	2023
Interest income	$2.7	$4.3	$1.3
Foreign currency transactions (a)	(1.2)	(3.0)	(3.7)
Net periodic benefit cost (b)	(4.6)	(3.3)	(2.0)
Total other expense – net	$(3.1)	$(2.0)	$(4.4)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including transactions denominated in a foreign currency and intercompany loans, along with gains and losses on foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 8:  Income Taxes

The U.S. and foreign components of earnings before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2025	2024	2023
Components of earnings before income taxes:
United States	$41.7	$37.2	$12.5
Foreign	212.3	177.4	112.8
Total earnings before income taxes	$254.0	$214.6	$125.3

Income tax provision (benefit):
Federal:
Current	$4.7	$1.6	$1.5
Deferred	5.8	7.1	(47.5)
State:
Current	4.5	2.4	2.3
Deferred	(2.2)	(0.9)	(11.4)
Foreign:
Current	52.8	41.0	27.5
Deferred	2.9	—	(0.7)
Total income tax provision (benefit)	$68.5	$51.2	$(28.3)

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2025	2024	2023
Statutory federal tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.9	0.5	(0.1)
Taxes on non-U.S. earnings and losses	2.4	3.7	5.8
Valuation allowances	0.4	2.5	(42.9)
Tax credits and benefits	(1.7)	(2.1)	(3.7)
Foreign-derived intangible income	(1.1)	(0.5)	(0.8)
Compensation	0.9	0.3	0.7
Tax rate or law changes	(0.1)	—	(0.2)
Uncertain tax positions, net of settlements	0.2	(0.2)	0.4
Notional interest deductions	—	(1.2)	(1.7)
Dividends and taxable foreign inclusions	3.7	0.4	0.9
Other	0.4	(0.5)	(2.0)
Effective tax rate	27.0%	23.9%	(22.6)%

The Company’s effective tax rate in fiscal 2025 was higher than the prior year, primarily due to the absence of a $3.1 million tax benefit recorded in fiscal 2024 related to the sale of three automotive businesses based in Germany and an unfavorable impact of foreign currency exchange rates, partially offset by changes in the mix and amount of foreign and U.S. earnings. The $3.1 million tax benefit in fiscal 2024 is presented within the dividends and taxable foreign inclusions line in the table above; see Note 2 for information regarding the sale of the three automotive businesses. The Company’s fiscal 2023 effective tax rate was favorably impacted by an income tax benefit related to the reversal of a valuation allowance on deferred tax assets in the U.S, as described below.

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

Based upon its analyses during fiscal 2025 and 2024, the Company recorded net increases to deferred tax asset valuation allowances totaling $0.9 million and $5.4 million, respectively. Based upon its analyses during fiscal 2023, the Company reversed the valuation allowance related to certain deferred tax assets in the U.S. and, as a result, recorded an income tax benefit of $57.3 million. The Company had previously maintained a full valuation allowance against net deferred tax assets in the U.S. since fiscal 2021. During fiscal 2023, the Company determined it was more likely than not that these deferred tax assets in the U.S. would be realized after consideration of both positive and negative objectively verifiable evidence. The Company placed substantial weight on its fiscal 2022 and 2023 earnings, which resulted in a significant cumulative three-year income position. The Company also considered forecasted future earnings in certain key businesses. The Company maintained, however, a valuation allowance on the portion of the deferred tax assets in the U.S. related to certain federal and state tax attributes that are not expected to be realized prior to expiration. In addition, the Company recorded net tax expense to increase other deferred tax asset valuation allowances by $3.6 million.

At March 31, 2025, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $42.6 million and $25.0 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2025	2024
Deferred tax assets:
Accounts receivable	$0.5	$0.7
Inventories	5.3	6.3
Plant and equipment	10.1	12.0
Lease liabilities	24.2	19.1
Pension and employee benefits	26.7	27.7
Net operating and capital losses	50.3	45.9
Credit carryforwards	35.0	45.3
Research and experimental expenditures	19.1	12.2
Other, principally accrued liabilities	10.2	11.2
Total gross deferred tax assets	181.4	180.4
Less: valuation allowances	(67.6)	(63.0)
Net deferred tax assets	113.8	117.4

Deferred tax liabilities:
Plant and equipment	9.1	7.2
Lease assets	24.1	18.8
Goodwill	4.9	4.8
Intangible assets	31.3	40.9
Other	1.5	0.6
Total gross deferred tax liabilities	70.9	72.3
Net deferred tax assets	$42.9	$45.1

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2025	2024
Beginning balance	$9.2	$9.7
Gross increases - tax positions in prior period	—	0.5
Gross decreases - tax positions in prior period	(0.3)	—
Gross increases - tax positions in current period	1.1	1.3
Lapse of statute of limitations	(0.3)	(2.3)
Ending balance	$9.7	$9.2

The Company’s liability for unrecognized tax benefits as of March 31, 2025 was $9.7 million and, if recognized, $7.9 million would have an effective tax rate impact. The Company does not expect a significant change in unrecognized tax benefits during fiscal 2026.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2025, 2024 and 2023, interest and penalties accrued on the consolidated balance sheets and included within income tax expense in the consolidated statements of operations were not significant.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. At March 31, 2025, the Company was under income tax examination in several jurisdictions. The Company’s major tax jurisdictions include the United States, Italy, and Canada. For the United States, fiscal 2022 through fiscal 2024 remain subject to examination. For Italy, fiscal 2020 through fiscal 2024 remain subject to examination. For Canada, fiscal 2024 remains subject to examination.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

At March 31, 2025, the Company had federal and state tax credits of $47.9 million that, if not utilized against U.S. taxes, will expire between fiscal 2026 and 2049. The Company also had state and local tax loss carryforwards totaling $124.5 million. If not utilized against state apportioned taxable income, certain state and local carryforwards will expire between fiscal 2026 and 2043, while some will not expire due to an unlimited carryforward period. In addition, the Company had tax loss and foreign attribute carryforwards totaling $292.1 million in various tax jurisdictions throughout the world. Certain of the carryforwards in foreign jurisdictions are offset by valuation allowances. If not utilized against taxable income, $80.8 million of these carryforwards will expire between fiscal 2026 and 2034, and $211.3 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

The Company’s practice and intention is to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, the Company has not recorded foreign withholding taxes or deferred income taxes for these earnings. The Company has estimated the net amount of unrecognized foreign withholding tax and deferred tax liabilities would total approximately $14.0 million if the accumulated foreign earnings were distributed; however, the actual tax cost would be dependent on circumstances existing when remittance occurs.

Note 9:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2025	2024	2023
Net earnings attributable to Modine	$184.0	$161.5	$153.1

Weighted-average shares outstanding – basic	52.6	52.4	52.3
Effect of dilutive securities	1.3	1.0	0.5
Weighted-average shares outstanding – diluted	53.9	53.4	52.8

Earnings per share:
Net earnings per share – basic	$3.50	$3.08	$2.93
Net earnings per share – diluted	$3.42	$3.03	$2.90

For fiscal 2025 and 2024 there were no securities that were anti-dilutive. For fiscal 2023, the calculation of diluted earnings per share excluded 0.5 million and 0.2 million of stock options and restricted stock awards, respectively, because they were anti-dilutive.

Note 10:  Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2025	2024
Cash and cash equivalents	$71.6	$60.1
Restricted cash	0.3	0.2
Total cash, cash equivalents and restricted cash	$71.9	$60.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 11:  Inventories

Inventories consisted of the following:

	March 31,
	2025	2024
Raw materials	$223.3	$207.8
Work in process	65.9	64.5
Finished goods	51.7	85.6
Total inventories	$340.9	$357.9

Note 12:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2025	2024
Land	$16.4	$16.3
Buildings and improvements (10-40 years)	257.7	280.7
Machinery and equipment (3-15 years)	843.7	824.4
Office equipment (3-10 years)	92.6	97.0
Construction in progress	69.5	67.6
	1,279.9	1,286.0
Less: accumulated depreciation	(889.4)	(920.3)
Net property, plant and equipment	$390.5	$365.7

The March 31, 2025 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Depreciation expense totaled $50.3 million, $46.9 million, and $46.5 million in fiscal 2025, 2024, and 2023, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses. For fiscal 2025, 2024 and 2023, gains and losses related to the disposal of property, plant and equipment were not significant.

Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025			March 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$145.4	$(47.5)	$97.9	$150.5	$(26.3)	$124.2
Trade names	53.1	(21.2)	31.9	62.8	(18.5)	44.3
Acquired technology	32.6	(15.7)	16.9	32.5	(12.7)	19.8
Total intangible assets	$231.1	$(84.4)	$146.7	$245.8	$(57.5)	$188.3

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

During fiscal 2025, the Company recorded a measurement period adjustment to reduce the fair value of the acquired Scott Springfield Manufacturing trade name by $9.6 million. This purchase accounting adjustment also resulted in an increase in goodwill. See Note 2 for additional information.

The Company recorded $27.4 million, $9.2 million, and $8.0 million of amortization expense during fiscal 2025, 2024, and 2023, respectively. The Company estimates that it will record approximately $17.0 million, $15.0 million, $15.0 million, $15.0 million, and $14.0 million of annual amortization expense in fiscal 2026 through 2030, respectively.

Note 14:  Goodwill

The Company has recast the March 31, 2024 and 2023 goodwill balances to be comparable with the current segment structure. As a result of the segment realignment in fiscal 2025, which is discussed in Note 22, the Company’s goodwill now resides entirely within the Climate Solutions segment. There was no impact to goodwill within the underlying reporting units as a result of the segment realignment. The following table presents a roll forward of the carrying value of goodwill from March 31, 2023 to March 31, 2025.

Climate
Solutions
Balance, March 31, 2023	$165.6
Acquisitions (a)	66.2
Dispositions (b)	(0.7)
Effect of exchange rate changes	(0.2)
Balance, March 31, 2024	230.9
Acquisition adjustment (a)	7.4
Effect of exchange rate changes	(4.4)
Balance, March 31, 2025	$233.9
____

(a)	During fiscal 2024, the Company recorded $65.2 million and $1.0 million of goodwill in connection with its acquisitions of Scott Springfield Manufacturing and Napps, respectively. During fiscal 2025, the Company recorded a measurement period adjustment to reduce the fair value of the acquired Scott Springfield Manufacturing trade name. This purchase accounting adjustment resulted in a $7.4 million increase in goodwill. See Note 2 for additional information.
(b)	The Company wrote-off $0.7 million of goodwill in connection with the sale of two coatings facilities. See Note 2 for additional information.

The Company tests goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. During fiscal 2025, the Company voluntarily changed the date of its annual impairment test to February 28, from March 31, as it allows additional time for preparation and review of the annual impairment assessment. The Company determined the change in the goodwill impairment assessment date did not represent a material change to the method of applying the associated accounting guidance. The change in the date of the annual impairment test date did not result in the delay, acceleration or avoidance of an impairment charge.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

As a result of its annual goodwill impairment tests performed as of February 28, 2025, the Company determined that the fair value of each of its reporting units exceeded their respective book values.

At both March 31, 2025 and 2024, accumulated goodwill impairment losses totaled $40.8 million within the Performance Technologies segment.

Note 15:  Product Warranties and Other Commitments

Product warranties

Many of the Company’s products are covered under warranty periods that typically extend from one to two years from the shipment of the underlying products. The Company records a liability for product warranty obligations at the time of sale and adjusts the warranty accruals if it becomes probable that expected claims will differ from previous estimates.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2025	2024
Beginning balance	$10.7	$6.9
Warranties recorded at time of sale	7.3	6.6
Adjustments to pre-existing warranties	(2.2)	2.2
Settlements	(6.7)	(5.3)
Acquisition of business (a)	—	0.4
Disposition of businesses (a)	—	(0.2)
Effect of exchange rate changes	0.1	0.1
Ending balance	$9.2	$10.7
____

(a)	The Company acquired Scott Springfield Manufacturing during fiscal 2024. The Company sold three automotive businesses based in Germany during fiscal 2024. See Note 2 for additional information.

Indemnification agreements

From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims. The fair value of the Company’s outstanding indemnification obligations at March 31, 2025 was not material.

Commitments

At March 31, 2025, the Company had capital expenditure commitments of $30.4 million. Significant commitments include equipment expenditures to support the expansion of manufacturing capacity in the Climate Solutions segment and tooling and equipment expenditures for new and renewal programs with vehicular customers in the Performance Technologies segment. The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities. Title passes to the Company at the time goods are withdrawn for use in production. The Company has agreements with the vendors to use the material within a specific period of time. In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft. This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the lease commencement date, based upon the present value of lease payments over the lease term. As its lease agreements typically do not provide an implicit interest rate, the Company primarily uses its incremental borrowing rate to calculate the ROU asset and lease liability. In determining the incremental borrowing rate, the Company considers its current collateralized borrowing rate, the term of the lease, and the economic environment where the lease activity is concentrated. The Company believes this method effectively estimates a borrowing rate that it could obtain for a debt instrument with similar terms as the lease agreement.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	March 31, 2025	March 31, 2024
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$97.2	$76.0
Finance lease ROU assets (a)	Property, plant and equipment - net	6.9	6.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$18.0	$15.3
Operating lease liabilities	Other noncurrent liabilities	80.6	62.1
Finance lease liabilities	Long-term debt - current portion	0.5	0.4
Finance lease liabilities	Long-term debt	2.2	1.9
____

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $4.2 million and $3.7 million as of March 31, 2025 and 2024, respectively.

The increases in operating lease ROU assets and liabilities in fiscal 2025 primarily resulted from the commencement of new facility leases.  The Company is increasing its production capacity to support organic growth opportunities, including within its Data Center Cooling business.

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

The components of lease expense were as follows:

	Years ended March 31,
	2025	2024	2023
Operating lease expense (a)	$31.9	$24.2	$21.9
Finance lease expense:
Depreciation of ROU assets	0.6	0.5	0.5
Interest on lease liabilities	0.1	0.1	0.1
Total lease expense	$32.6	$24.8	$22.5
____

(a)	In fiscal 2025, 2024, and 2023 operating lease expense included short-term lease expense of $7.3 million, $5.4 million, and $5.7 million respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Supplemental cash flow information

	Years ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22.4	$16.9	$14.6
Financing cash flows for finance leases	0.6	0.5	0.5

ROU assets obtained in exchange for lease liabilities:
Operating leases	$42.2	$29.2	$21.2
Finance leases	0.9	—	—

Lease term and discount rates

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term:
Operating leases	6.6 years	7.9 years
Finance leases	6.3 years	4.9 years

Weighted-average discount rate:
Operating leases	5.4%	4.4%
Finance leases	4.8%	4.7%

Maturity of lease liabilities

Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2025:

Fiscal Year	Operating Leases	Finance Leases
2026	$22.8	$0.6
2027	20.5	0.6
2028	17.8	0.6
2029	14.2	0.5
2030	12.3	0.1
2031 and beyond	30.6	0.7
Total lease payments	118.2	3.1
Less: Interest	(19.6)	(0.4)
Present value of lease liabilities	$98.6	$2.7

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 17:  Indebtedness

Long-term debt consisted of the following:

	Fiscal year
	of maturity	March 31, 2025	March 31, 2024

Term loans	2028	$193.7	$204.5
5.9% Senior Notes	2029	100.0	100.0
Revolving credit facility	2028	30.0	90.0
5.8% Senior Notes	2027	16.7	25.0
Finance lease obligations		2.7	2.3
		343.1	421.8
Less: current portion		(44.8)	(19.7)
Less: unamortized debt issuance costs		(1.6)	(2.2)
Total long-term debt		$296.7	$399.9

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
2026	$44.8
2027	44.8
2028	227.4
2029	25.5
2030	0.1
2031 & beyond	0.5
Total	$343.1

The Company maintains a credit agreement with a syndicate of banks that provides for a multi-currency $275.0 million revolving credit facility and U.S. dollar- and euro-denominated term loan facilities maturing in October 2027. In addition, the credit agreement provides for shorter-duration swingline loans. Borrowings under the revolving credit, swingline and term loan facilities bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At March 31, 2025, the weighted-average interest rate for revolving credit facility borrowings and the term loans was 5.8 and 5.4 percent, respectively. Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2025, the Company’s borrowings under its revolving credit facility totaled $30.0 million and domestic letters of credit totaled $6.2 million. At March 31, 2025, the Company had no borrowings under the swingline facility. As a result, available borrowing capacity under the Company’s revolving credit facility was $238.8 million as of March 31, 2025. At March 31, 2024, the Company’s borrowings under its revolving credit and swingline facilities totaled $90.0 million and $2.0 million, respectively.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $9.3 million and $10.0 million at March 31, 2025 and 2024, respectively.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Financial covenants within its credit agreements include a leverage ratio, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”.)   The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of March 31, 2025, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of March 31, 2025 and 2024, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $116.6 million and $120.9 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18:  Pension and Employee Benefit Plans

Defined contribution employee benefit plans

The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement. The Company currently matches employee contributions up to 4.5 percent of their compensation. The Company’s expense for defined contribution employee benefit plans during fiscal 2025, 2024, and 2023 was $9.3 million, $8.3 million, and $6.9 million, respectively.

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

Pension plans

The Company maintains non-contributory defined benefit pension plans that cover eligible domestic employees. These plans are closed to new participants. The primary domestic plan covers most domestic employees hired on or before December 31, 2003 and provides benefits based primarily upon years of service and average compensation for salaried and some hourly employees. Benefits for other hourly employees are based upon a monthly retirement benefit amount. Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula. Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded. The primary non-U.S. plans are maintained in Germany and Italy and are closed to new participants. The Company previously maintained certain pension plans in Germany that conveyed to the buyer of the Germany automotive businesses during fiscal 2024; see Note 2 for additional information.

The Company contributed $6.5 million to its U.S. pension plans during fiscal 2025. In connection with funding relief provisions within the American Rescue Plan Act of 2021, the Company made $0.9 million cash contributions to its U.S. pension plans during fiscal 2024 and no cash contributions in fiscal 2023. In addition, the Company contributed $1.1 million, $1.8 million, and $1.5 million to its non-U.S. pension plans during fiscal 2025, 2024, and 2023, respectively. These contributions are reported within the change in other liabilities in the consolidated statements of cash flows.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

In June 2024, the Company approved the termination of its primary U.S. pension plan, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. The Company intends to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer its remaining obligations under the plan. In connection with the plan termination, the Company expects to make additional cash contributions in the range of $15.0 million to $20.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $115.0 million to $125.0 million during fiscal 2026. The timing and amount of the final cash contributions and settlement charges could materially differ from the Company’s estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

Postretirement plans

The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees. The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage. An annual limit on the Company’s cost is defined for the majority of these plans. The Company’s net periodic income for its postretirement plans in fiscal 2025, 2024, and 2023 was $0.3 million, $0.4 million, and $0.3 million, respectively.

Measurement date

The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$179.3	$194.9
Service cost	0.2	0.2
Interest cost	9.0	9.3
Actuarial loss (gain)	6.5	(2.7)
Benefits paid	(14.0)	(14.9)
Disposition of Germany automotive businesses	—	(7.4)
Effect of exchange rate changes	0.1	(0.1)
Benefit obligation at end of year	$181.1	$179.3

Change in plan assets:
Fair value of plan assets at beginning of year	$150.5	$153.3
Actual return on plan assets	6.7	9.4
Benefits paid	(14.0)	(14.9)
Employer contributions	7.6	2.7
Fair value of plan assets at end of year	$150.8	$150.5
Funded status at end of year	$(30.3)	$(28.8)

Amounts recognized in the consolidated balance sheets:
Current liability	$(0.9)	$(1.1)
Noncurrent liability	(29.4)	(27.7)
	$(30.3)	$(28.8)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

As of March 31, 2025, 2024, and 2023, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $11.8 million, $13.0 million, and $21.2 million, respectively. The $1.2 million decrease in the benefit obligation associated with non-U.S. pension plans as of March 31, 2025, compared with the prior year, was primarily due to employer contributions and net actuarial gains during the year totaling $2.0 million, partially offset by service and interest cost totaling $0.6 million. In fiscal 2024, the $8.2 million decrease was primarily due to the sale of the Germany automotive businesses and employer contributions for benefits paid to plan participants which decreased the obligation by $7.4 million and $1.8 million, respectively, and to a lesser extent, the impact of foreign currency exchange rates. The decreases were partially offset by service and interest cost and net actuarial losses during the year totaling $0.8 million and $0.5 million, respectively.

The accumulated benefit obligation for pension plans was $180.2 million and $178.6 million as of March 31, 2025 and 2024, respectively. The benefit obligation as of March 31, 2025 includes the estimated settlement liability for the U.S. plan in connection with the pending plan termination. The estimated settlement liability includes the Company’s estimates regarding the percentage of participants who will elect a lump sum payment and for annuity pricing. The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $122.0 million and $117.9 million as of March 31, 2025 and 2024, respectively.

Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$0.2	$0.2	$0.2
Interest cost	9.0	9.3	8.1
Expected return on plan assets	(8.7)	(10.3)	(11.6)
Amortization of unrecognized net loss	4.7	4.7	5.7
Settlements (a)	(0.1)	(0.1)	—
Net periodic benefit cost	$5.1	$3.8	$2.4

Other changes in benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	$(8.7)	$1.7	$2.1
Amortization of net actuarial loss (b)	4.6	3.9	5.7
Total recognized in other comprehensive income (loss)	$(4.1)	$5.6	$7.8
____

(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.
(b)	The fiscal 2024 amount includes $0.6 million of net actuarial gains written-off as a result of the sale of the Germany automotive businesses. See Note 2 for additional information on the sale of these businesses.

The Company amortized $4.6 million, $3.9 million, and $5.7 million of net actuarial loss in fiscal 2025, 2024, and 2023, respectively. Exclusive of the $0.6 million written-off in fiscal 2024 upon the sale of the Germany automotive businesses referenced above, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans in each of these years.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company used a discount rate of 5.5% and 5.4% as of March 31, 2025 and 2024, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 4.0% and 3.7% as of March 31, 2025 and 2024, respectively, for determining its benefit obligations under its non-U.S. pension plans. The Company used a discount rate of 5.4%, 5.2%, and 3.9% to determine its costs under its U.S. pension plans for fiscal 2025, 2024, and 2023, respectively. The Company used a weighted-average discount rate of 3.9%, 4.0%, and 2.9% to determine its costs under its non-U.S. pension plans for fiscal 2025, 2024, and 2023, respectively. The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations. The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets. The Company establishes its pension plan investment guidelines considering market conditions, its tolerance for risk, and cash requirements. In connection with the upcoming plan termination, the Company has adjusted its investment portfolio to both protect the plan’s funded status and to match the maturities of the plan assets with the anticipated funding requirements for the upcoming lump-sum offering and future benefit payments. During fiscal 2025, 2024 and 2023, the Company’s pension plans did not directly own shares of Modine common stock. The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2025 and 2024 were as follows:

	Target allocation	Plan assets
		2025	2024
Debt securities	80%	97%	72%
Cash and cash equivalents	1%	3%	5%
Equity securities	19%	—%	18%
Real estate investments	—	—%	5%
	100%	100%	100%

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2025, 2024, and 2023 U.S. pension plan expense, the expected rate of return on plan assets was 5.5 percent, 6.5 percent, and 7.0 percent, respectively. For fiscal 2026 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 5.5 percent.

Estimated pension benefit payments for the Company’s global pension plans during the next ten fiscal years are shown below. In connection with the pending U.S. pension plan termination, the Company expects to make payments for lump sums to certain participants and for annuity contracts during fiscal 2026.

Estimated Pension
Fiscal Year	Benefit Payments
2026	$168.9
2027	1.0
2028	1.0
2029	0.9
2030	0.9
2031-2035	4.7

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

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2025	March 31, 2024
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$0.1	$—
Foreign exchange contracts	Other current liabilities	0.7	—
Foreign exchange contracts	Other current assets	—	0.1

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.4	$0.3

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in			Statement of	Gain (loss) reclassified
	other comprehensive income			Operations	from AOCI
	2025	2024	2023	Location	2025	2024	2023
Commodity derivatives	$0.2	$(0.3)	$(1.6)	Cost of sales	$—	$(0.3)	$(1.0)
Foreign exchange contracts	(0.8)	0.3	1.6	Net sales	0.1	1.3	0.6
Foreign exchange contracts	(0.3)	0.1	0.4	Cost of sales	—	—	0.7
Total (losses) gains	$(0.9)	$0.1	$0.4		$0.1	$1.0	$0.3

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

	Statement of Operations	Years ended March 31,
	Location	2025	2024	2023
Foreign exchange contracts	Net sales	$—	$(0.9)	$(0.5)
Foreign exchange contracts	Other expense – net	(2.4)	(1.0)	(2.6)
Total losses		$(2.4)	$(1.9)	$(3.1)

Note 20:  Risks, Uncertainties, Contingencies and Litigation

Credit risk

The Company invests excess cash primarily in investment quality, short-term liquid debt instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world. In fiscal 2025, 2024, and 2023, no customers accounted for more than ten percent of the Company’s total sales. Sales to the Company’s top ten customers were 43 percent, 40 percent, and 39 percent of total sales in fiscal 2025, 2024, and 2023, respectively. At March 31, 2025 and 2024, 43 percent and 35 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers. These customers operate primarily in the data center cooling, commercial vehicle, off-highway, commercial air conditioning and refrigeration, and automotive and light vehicle markets. The Company generally does not require collateral or advanced payments from its customers. The Company has not experienced significant credit losses to customers in the markets served.

The Company manages credit risk through its focus on the following:

●	Cash and cash equivalents – maintaining cash and short-term deposits with financial institutions with reputable credit ratings;
●	Accounts receivable – performing periodic customer credit evaluations and actively monitoring their financial condition and applicable business news;
●	Pension assets – ensuring that investments within pension plans provide appropriate diversification, monitoring of investment teams, ensuring that portfolio managers adhere to the Company’s investment policies and directives, and ensuring that exposure to high risk investments is limited; and
●	Insurance – ensuring that insurance providers maintain financial ratings that are acceptable to the Company.

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

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $15.8 million and $17.6 million at March 31, 2025 and 2024, respectively. During fiscal 2024, the Company increased its remediation accrual related to a former manufacturing facility in the U.S. by $1.0 million. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 21:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Balance March 31, 2024	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income (loss) before reclassifications	(14.0)	(8.7)	(0.9)	(23.6)
Reclassifications:
Amortization of unrecognized net loss (a)	—	4.2	—	4.2
Realized gains - net (b)	—	—	(0.1)	(0.1)
Income taxes	—	1.4	0.2	1.6
Total other comprehensive income (loss)	(14.0)	(3.1)	(0.8)	(17.9)

Balance March 31, 2025	$(76.8)	$(103.8)	$(0.7)	$(181.3)

	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Balance March 31, 2023	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(5.3)	1.8	0.1	(3.4)
Reclassifications:
Amortization of unrecognized net loss (a)	—	4.1	—	4.1
Realized gains - net (b)	—	—	(1.0)	(1.0)
Unrecognized net pension gain in disposed businesses (c)	—	(0.6)	—	(0.6)
Income taxes	—	(1.6)	0.2	(1.4)
Total other comprehensive income (loss)	(5.3)	3.7	(0.7)	(2.3)

Balance March 31, 2024	$(62.8)	$(100.7)	$0.1	$(163.4)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 18 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings See Note 19 for additional information regarding derivative instruments.
(c)	As a result of the sale of three automotive businesses based in Germany, the Company wrote-off $0.6 million of net actuarial gains related to the disposal group’s pension plan. See Note 2 for additional information regarding the sale.

Note 22:  Segment and Geographic Information

The Company’s Climate Solutions segment provides energy-efficient, safe, climate-controlled solutions and components for a wide range of critical applications. The Climate Solutions segment sells data center cooling solutions, heat transfer products, and HVAC&R products to customers in North America, EMEA, and Asia. The Company’s Performance Technologies segment designs and manufactures air- and liquid-cooled heat exchangers for vehicular, stationary power, and industrial applications. In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle and automotive customers. See Note 3 for additional information regarding net sales by product groups within each segment.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Effective April 1, 2024, the Company moved its Coatings business, which was previously managed by and reported within the Performance Technologies segment, under the leadership of the Climate Solutions segment. Under this refined organizational structure, the Coatings business is better aligned with the Climate Solution’s Heat Transfer Products business, which serves similar heating, ventilating, air conditioning, and refrigeration markets and customers. The Company believes that unifying these complementary businesses is allowing it to better focus resources on targeted growth opportunities and more efficiently apply 80/20 principles to optimize profit margins and cash flow. Segment financial information for the prior years has been recast to conform to the current presentation.

The Company’s chief operating decision maker (“CODM”), its President and Chief Executive Officer, reviews the separate financial results for each of its operating segments. The CODM uses segment operating income as a measure of profit and loss to evaluate the financial performance of each segment and as the basis for allocating company resources. The tables below present net sales and significant expense categories for each of the Company’s segments that are regularly provided to the CODM. Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales. Inter-segment sales are accounted for based upon an established markup over production costs.

	Year ended March 31, 2025
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$1,440.6	$1,142.9	$—	$2,583.5
Inter-segment sales	0.2	20.6	(20.8)	—
Net sales	1,440.8	1,163.5	(20.8)	2,583.5
Cost of sales	1,024.7	933.1	(18.1)	1,939.7
Gross profit	416.1	230.4	(2.7)	643.8
Selling, general and administrative expenses	161.7	101.9	68.5	332.1
Restructuring expenses	6.0	20.5	1.7	28.2
Operating income	$248.4	$108.0	$(72.9)	$283.5

	Year ended March 31, 2024
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$1,108.1	$1,299.7	$—	$2,407.8
Inter-segment sales	—	21.6	(21.6)	—
Net sales	1,108.1	1,321.3	(21.6)	2,407.8
Cost of sales	811.2	1,091.7	(20.7)	1,882.2
Gross profit	296.9	229.6	(0.9)	525.6
Selling, general and administrative expenses	115.3	105.9	52.7	273.9
Restructuring expenses	3.0	12.0	-	15.0
Gain on sale of assets	—	—	(4.0)	(4.0)
Operating income	$178.6	$111.7	$(49.6)	$240.7

	Year ended March 31, 2023
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$1,056.1	$1,241.8	$—	$2,297.9
Inter-segment sales	0.6	25.7	(26.3)	—
Net sales	1,056.7	1,267.5	(26.3)	2,297.9
Cost of sales	816.1	1,118.4	(26.0)	1,908.5
Gross profit	240.6	149.1	(0.3)	389.4
Selling, general and administrative expenses	106.2	88.7	39.1	234.0
Restructuring expenses	2.2	2.8	-	5.0
Operating income	$132.2	$57.6	$(39.4)	$150.4

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	March 31,
	2025	2024
Assets:
Climate Solutions	$448.7	$412.7
Performance Technologies	371.1	368.1
Other (a)	1,097.8	1,070.7
Total assets	$1,917.6	$1,851.5
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
	2025	2024	2023
Capital expenditures:
Climate Solutions	$53.3	$52.7	$26.3
Performance Technologies	30.2	34.3	23.1
Corporate	0.5	0.7	1.3
Total capital expenditures	$84.0	$87.7	$50.7

	Years ended March 31,
	2025	2024	2023
Depreciation and amortization expense:
Climate Solutions	$48.3	$26.5	$24.7
Performance Technologies	28.7	28.7	28.8
Corporate	0.7	0.9	1.0
Total depreciation and amortization expense	$77.7	$56.1	$54.5

The following is a summary of net sales by geographic area, based upon the location of the selling unit:

	Years ended March 31,
	2025	2024	2023
United States	$1,287.5	$1,233.7	$1,139.3
Canada	241.7	7.9	—
Italy	209.7	242.4	249.5
Hungary	179.8	224.7	210.7
United Kingdom	157.8	135.8	93.6
China	130.7	144.2	151.6
Other	376.3	419.1	453.2
Net sales	$2,583.5	$2,407.8	$2,297.9

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The following is a summary of property, plant and equipment by geographic area:

	March 31,
	2025	2024
United States	$133.6	$117.5
Italy	39.9	33.8
Hungary	38.4	40.7
China	37.4	39.4
Mexico	36.5	35.2
Other	104.7	99.1
Total property, plant and equipment	$390.5	$365.7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Modine Manufacturing Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Modine Manufacturing Company and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Realizability of certain domestic deferred tax assets

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized. In making this assessment, the Company considers expectations of future taxable income based on historical financial results, the duration of statutory carryforward periods and tax planning strategies. Valuation allowances as of March 31, 2025 were $67.6 million, a portion of which are related to certain deferred tax assets in the U.S.

We identified the evaluation of the realizability of certain domestic deferred tax assets, specifically certain federal carryforward assets, as a critical audit matter. Subjective auditor judgment was required to evaluate the realizability of certain federal carryforward assets because of the complexity of U.S. tax laws and regulations and the need to involve tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s deferred tax asset valuation allowance process, including controls related to the evaluation of the realizability of the federal carryforward assets. We evaluated whether the federal carryforward assets were more likely than not to be realized in the future by assessing the ability to generate income based on historical financial results, the history of utilization of the carryforward assets, and the length of the carryforward period and time until expiration of the tax attribute. We evaluated the reasonableness of management’s projections of future profitability considering the historical profitability of the Company. We involved tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of U.S. tax laws and regulations to utilize the federal carryforward assets and evaluating the realizability of the federal carryforward assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Milwaukee, Wisconsin
May 21, 2025

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, based on the criteria set forth in “Internal Control—Integrated Framework (2013)”  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of previously-identified material weakness

As previously reported, management identified a material weakness as of March 31, 2024 in the Company’s internal control over financial reporting related to IT general controls in Europe for systems supporting the Company’s accounting and financial reporting processes. Specifically, the Company did not appropriately restrict access to certain systems. As a result, automated process-level controls and manual controls that are dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective since they could have been adversely impacted. The material weakness resulted from an insufficient number of trained resources with the IT expertise necessary to appropriately assess and be accountable for IT-related risks or effectively design, implement, and operate controls to monitor and restrict access to systems that support the Company’s accounting and financial reporting processes.

Management has completed the following remediation steps during fiscal 2025 and has concluded that the material weakness has been remediated as of March 31, 2025.

●	Engaged resources, including team members from IT and other functional areas, new hires, and external consultants with appropriate expertise to be held accountable for effectively assessing IT-related risks and designing, implementing and operating controls needed to mitigate those risks; and
●	Designed and implemented controls to effectively restrict and monitor access to systems that support the Company’s accounting and financial reporting processes.

Changes in internal control over financial reporting

During the fourth quarter of fiscal 2025, management completed the remediation steps for the previously-identified material weakness, as described above. There have been no other changes in internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On March 14, 2025, Neil. D. Brinker, President and Chief Executive Officer of the Company, terminated his Rule 10b5-1 trading plan that had been adopted on December 20, 2024, and was previously scheduled to expire on December 31, 2025. Subsequently, on March 24, 2025, Mr. Brinker adopted a Stock Sale Plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of 3,400 vested restricted stock units, plus 100% of the shares resulting from the vesting of certain currently unvested restricted stock units during the sales period, net of shares surrendered to the Company or sold to cover withholding taxes. The Plan provides for the sale of shares of Modine common stock subject to a specified formula and other terms and conditions, beginning on July 1, 2025 and ending on March 31, 2026.

During the three months ended March 31, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on August 21, 2025 (the “2025 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive officers

The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of conduct

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link). We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board committee charters

The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee. These charters are included on the Company’s website, www.modine.com (Investors link).

Audit committee financial expert

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit committee disclosure

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on corporate governance

The Board of Directors has adopted Guidelines on Corporate Governance. The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security holder recommendation of Board nominees

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent section 16(a) reports

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

Insider trading policy

The Company incorporates by reference the information appearing in the 2025 Annual Meeting Proxy Statement under the caption “Corporate Governance – Insider Trading Policy.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing in the 2025 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: HCC Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than the information below, the information required by this Item 12 is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Annual Meeting Proxy Statement.

Each of the Company’s equity compensation plans, listed below, has been approved by its shareholders:

●	Amended and Restated 2008 Incentive Compensation Plan;
●	2017 Incentive Compensation Plan; and
●	Amended and Restated 2020 Incentive Compensation Plan.

The following table sets forth required information about equity compensation plans as of March 31, 2025:

	Number of shares to		Number of shares
	be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance
	outstanding options,	outstanding options,	(excluding securities
	warrants or rights	warrants and rights	reflected in 1st column)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,292,719	$12.94	1,663,903
Equity Compensation Plans not approved by security holders	—	—	—
Total	1,292,719	$12.94	1,663,903

(a)	Includes shares issuable under the following type of awards: options – 498,216 shares; restricted stock units – 408,838 shares; and performance stock assuming target performance – 385,665 shares, regardless of any potential actual payout. The issuable restricted stock units include 155,200 shares related to vested non-employee director awards, where settlement was elected to be deferred. The number of shares subject to options were granted under the following plans: 2008 Incentive Plan – 26,587 shares, 2017 Incentive Plan – 71,910 shares, 2020 Incentive Plan –399,719 shares. Shares issuable under restricted stock unit awards and performance stock awards were granted under the following plans: 2017 Incentive Plan – 36,982 shares, 2020 Incentive Plan – 757,521 shares.
(b)	The weighted-average exercise price does not take into account awards of restricted stock units or performance stock which do not have an exercise price.
(c)	Includes the number of shares remaining available for future issuance under the Amended and Restated 2020 Incentive Compensation Plan where outstanding performance stock is reported at target performance levels regardless of any potential actual payout.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2025 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2025 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2025 and 2024.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:
Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2025, 2024 and 2023	48
Consolidated Statements of Comprehensive Income for the years ended March 31, 2025, 2024 and 2023	49
Consolidated Balance Sheets at March 31, 2025 and 2024	50
Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024 and 2023	51
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2025, 2024 and 2023	52
Notes to Consolidated Financial Statements	53-90
Report of Independent Registered Public Accounting Firm (KPMG PCAOB ID 185)	91-92

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2025, 2024 and 2023	98

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	99-102

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended March 31, 2025, 2024 and 2023 (In millions)

		Additions
		Charged
	Balance at	(Benefit) to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts		End of Period

2025: Valuation Allowance for Deferred Tax Assets	$63.0	$4.5	$0.1	(a)	$67.6

2024: Valuation Allowance for Deferred Tax Assets	$61.6	$11.9	$(10.5)	(a)	$63.0

2023: Valuation Allowance for Deferred Tax Assets	$112.2	$(49.7)	$(0.9)	(a)	$61.6
____

(a)	Foreign currency translation and other adjustments. Fiscal 2024 amount also includes a decrease from the sale of three automotive businesses based in Germany.

MODINE MANUFACTURING COMPANY

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX

TO

2025 ANNUAL REPORT ON FORM 10-K

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

4.2*

Amended and Restated Collateral Agency Intercreditor Agreement (the “Original Intercreditor Agreement”) dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.

Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 12, 2010

4.3*

First Amendment to the Original Intercreditor Agreement, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended the Original Intercreditor Agreement.

Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 30, 2013

4.4	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.5	Description of Registrant’s securities.		X

4.6	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.7	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019 (“December 31, 2019 10-Q”)

4.8	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020.	Exhibit 4.2 to December 31, 2019 10-Q

4.9	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.10	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020.	Exhibit 4.2 to May 19, 2020 8-K

4.11	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.12	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021.	Exhibit 4.2 to May 18, 2021 8-K

4.13	Fifth Amended and Restated Credit Agreement dated as of October 12, 2022.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 12, 2022

4.14	Fourth Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 21, 2022.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2022

10.1**	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2**	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.3**	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.4**	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.5**	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.6**	Form of Fiscal 2025 Performance Stock Award Agreement.	Exhibit 10.1 to the Registrant’s Form 10-Q for the first quarter ended June 30, 2024 (“June 30, 2024 10-Q”)

10.7**	Form of Fiscal 2025 Restricted Stock Unit Award Agreement.	Exhibit 10.2 to June 30, 2024 10-Q

10.8**	Form of Fiscal 2025 Performance Conditioned Restricted Stock Unit Award Agreement.	Exhibit 10.3 to June 30, 2024 10-Q

10.9**	Form of Fiscal 2025 Modine Non-Employee Director Restricted Stock Unit Award Agreement with Deferral.		X

10.10**	Form of Fiscal 2025 Modine Non-Employee Director Restricted Stock Unit Award Agreement without Deferral.		X

10.11**	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

10.12**	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.13**	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.14**	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.15**	Transition and Separation Agreement between Thomas A. Burke and Modine Manufacturing Company effective as of August 4, 2020.	Exhibit 10.6 to the Registrant’s Form 10-Q for the second quarter ended September 30, 2020

10.16**	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020

10.17**	2020 Incentive Compensation Plan (Amended and Restated effective July 21, 2022).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 21, 2022

10.18**	Form of Retention Letter, effective August 31, 2020, between the Company and Michael B. Lucareli and Brian J. Agen.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2020

10.19**	Offer Letter dated as of July 16, 2021, by and between the Company and Eric S. McGinnis.	Exhibit 10.2 to September 30, 2021 10-Q

10.20**	First Amendment to Eric S. McGinnis Offer Letter.	Exhibit 10.3 to September 30, 2021 10-Q

10.21**	Separation Letter Agreement between Adrian I. Peace and Modine Manufacturing Company effective as of May 16, 2025.		X

19	Global Insider Trading Policy.	Exhibit 19 to Registrant's Form 10-K for the fiscal year ended March 31, 2024

21	List of subsidiaries of the Registrant.		X

23.1	Consent of KPMG LLP.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

97	Executive Officer Compensation Recovery Policy adopted as of October 19, 2023.	Exhibit 97 to Registrant's Form 10-K for the fiscal year ended March 31, 2024

101.INS	Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	XBRL Taxonomy Extension Schema.		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibits 101).
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

Date: May 21, 2025	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker
Neil D. Brinker	May 21, 2025
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 21, 2025
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 21, 2025
Chairperson, Board of Directors

/s/ Eric D. Ashleman
Eric D. Ashleman	May 21, 2025
Director

/s/ Mark Bendza
Mark Bendza	May 21, 2025
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 21, 2025
Director

/s/ Katherine C. Harper
Katherine C. Harper	May 21, 2025
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 21, 2025
Director

/s/ David J. Wilson
David J. Wilson	May 21, 2025
Director

/s/ William A. Wulfsohn
William A. Wulfsohn	May 21, 2025
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 21, 2025
Director