Form 10-Q
period 2025-06-30
MODINE MANUFACTURING CO
filed 2025-07-31
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,490,229 at July 25, 2025.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2025 and 2024

(In millions, except per share amounts)

(Unaudited)

	Three months ended June 30,
	2025	2024
Net sales	$682.8	$661.5
Cost of sales	517.4	498.9
Gross profit	165.4	162.6
Selling, general and administrative expenses	84.9	82.8
Restructuring expenses	4.8	5.4
Operating income	75.7	74.4
Interest expense	(5.8)	(7.5)
Other expense – net	(4.2)	(0.3)
Earnings before income taxes	65.7	66.6
Provision for income taxes	(14.0)	(18.8)
Net earnings	51.7	47.8
Net earnings attributable to noncontrolling interest	(0.5)	(0.5)
Net earnings attributable to Modine	$51.2	$47.3

Net earnings per share attributable to Modine shareholders:
Basic	$0.97	$0.90
Diluted	$0.95	$0.88

Weighted-average shares outstanding:
Basic	52.6	52.5
Diluted	53.7	53.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended June 30, 2025 and 2024

(In millions)

(Unaudited)

	Three months ended June 30,
	2025	2024
Net earnings	$51.7	$47.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	47.7	(7.0)
Defined benefit plans	0.8	0.8
Cash flow hedges	1.4	—
Total other comprehensive income (loss)	49.9	(6.2)

Comprehensive income	101.6	41.6
Comprehensive income attributable to noncontrolling interest	(1.0)	(0.4)
Comprehensive income attributable to Modine	$100.6	$41.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

June 30, 2025 and March 31, 2025

(In millions, except per share amounts)

(Unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$124.5	$71.6
Trade accounts receivable – net	516.6	478.9
Inventories	434.8	340.9
Other current assets	79.5	69.8
Total current assets	1,155.4	961.2
Property, plant and equipment – net	425.9	390.5
Intangible assets – net	198.8	146.7
Goodwill	268.2	233.9
Deferred income taxes	59.1	67.0
Other noncurrent assets	121.1	118.3
Total assets	$2,228.5	$1,917.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$9.3
Long-term debt – current portion	45.0	44.8
Accounts payable	340.0	290.8
Accrued compensation and employee benefits	78.2	102.7
Other current liabilities	98.7	93.4
Total current liabilities	561.9	541.0
Long-term debt	482.1	296.7
Deferred income taxes	24.8	24.1
Pensions	30.2	29.4
Other noncurrent liabilities	110.8	108.2
Total liabilities	1,209.8	999.4
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.6 million and 56.5 million shares	35.4	35.3
Additional paid-in capital	316.5	310.8
Retained earnings	894.2	843.0
Accumulated other comprehensive loss	(131.9)	(181.3)
Treasury stock, at cost, 4.1 million shares	(102.7)	(97.6)
Total Modine shareholders’ equity	1,011.5	910.2
Noncontrolling interest	7.2	8.0
Total equity	1,018.7	918.2
Total liabilities and equity	$2,228.5	$1,917.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2025 and 2024

(In millions)

(Unaudited)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$51.7	$47.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.0	19.1
Stock-based compensation expense	5.3	4.2
Deferred income taxes	0.7	6.1
Other – net	2.6	1.5
Changes in operating assets and liabilities:
Trade accounts receivable	(10.6)	(18.1)
Inventories	(61.6)	6.0
Accounts payable	46.7	6.5
Other assets and liabilities	(26.1)	(32.6)
Net cash provided by operating activities	27.7	40.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(27.5)	(26.8)
Payments for business acquisitions	(119.0)	—
Other – net	2.5	0.3
Net cash used for investing activities	(144.0)	(26.5)

Cash flows from financing activities:
Borrowings of debt	265.0	174.0
Repayments of debt	(83.2)	(163.8)
Repayments on bank overdraft facilities – net	(9.8)	(5.7)
Purchases of treasury stock	(5.1)	(4.7)
Dividend paid to noncontrolling interest	(0.7)	(0.4)
Other – net	0.7	0.6
Net cash provided by financing activities	166.9	—

Effect of exchange rate changes on cash	2.2	(1.1)
Net increase in cash, cash equivalents and restricted cash	52.8	12.9

Cash, cash equivalents and restricted cash – beginning of period	71.9	60.3
Cash, cash equivalents and restricted cash – end of period	$124.7	$73.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three months ended June 30, 2025

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2025	56.5	$35.3	$310.8	$843.0	$(181.3)	$(97.6)	$8.0	$918.2
Net earnings	—	—	—	51.2	—	—	0.5	51.7
Other comprehensive income	—	—	—	—	49.4	—	0.5	49.9
Stock options and awards	0.1	0.1	0.4	—	—	—	—	0.5
Purchases of treasury stock	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2025	56.6	$35.4	$316.5	$894.2	$(131.9)	$(102.7)	$7.2	$1,018.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three months ended June 30, 2024

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2025.

Supplier finance programs

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from the financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable on the consolidated balance sheets, totaled $16.4 million and $15.5 million at June 30, 2025 and March 31, 2025, respectively.

New accounting guidance: Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board issued new guidance that will require additional disclosure regarding the nature of expenses presented within expense captions on the consolidated statements of operations and selling expenses. The new disclosure requirements will become effective for the Company’s fiscal 2028 annual financial statements. The Company is currently evaluating the new disclosures, but does not expect the guidance will have a material impact on its consolidated financial statements.

Note 2: Acquisitions and Dispositions

The Company acquired two businesses during the first quarter of fiscal 2026, as summarized below. At the time the June 30, 2025 financial statements were finalized, the Company was continuing its review of the fair value estimates for certain assets acquired and liabilities assumed. As part of its purchase accounting and integration activities, the Company is in the process of assessing, refining and harmonizing the internal controls and accounting processes of the acquired businesses with those of the Company. As part of this process, the Company is reviewing the appropriateness of accruals and reserves, including those related to accounts receivable, inventory, and product warranties. As such, the allocations of the purchase prices presented below are considered preliminary. The Company expects to complete its accounting for the acquisitions of AbsolutAire, Inc. (“AbsolutAire”) and LBW Holding Corp. (“L.B. White”) during the second or third quarter of fiscal 2026. The Company has not presented supplemental pro forma financial information for these acquisitions since they are not material, individually or in the aggregate, to the Company’s consolidated financial statements.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Acquisition of AbsolutAire

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire for consideration totaling $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems. This acquisition supports the Company’s growth strategy by expanding its heating and indoor air quality product portfolios and also broadens its customer base in the commercial, industrial, food service, and warehousing sectors. Since the date of the acquisition, the Company has reported the financial results of the AbsolutAire business within the Climate Solutions segment. For the three months ended June 30, 2025, the Company included $6.8 million of net sales and $0.8 million of operating income within its consolidated statement of operations attributable to AbsolutAire.

For the June 30, 2025 condensed consolidated financial statements, the Company has preliminarily allocated the purchase price to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date. The Company recorded $2.2 million of intangible assets, including customer relationship and trade name assets. The Company is amortizing the acquired intangible assets using a weighted-average life of approximately eleven years. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $1.1 million, which is deductible for income tax purposes.

The Company’s preliminary allocation of the purchase price for its acquisition of AbsolutAire was as follows:

Trade accounts receivable	$3.4
Inventories	3.9
Property, plant and equipment	2.8
Intangible assets	2.2
Goodwill	1.1
Accounts payable	(1.2)
Accrued compensation and employee benefits	(0.4)
Other liabilities	(0.5)
Purchase price	$11.3

Acquisition of L.B. White

On May 31, 2025, the Company acquired all of the issued and outstanding shares of L.B. White for consideration totaling $110.5 million ($107.7 million net of cash acquired). The Company primarily utilized its revolving credit facility to fund the purchase price.

Headquartered in Onalaska, Wisconsin with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portables heating. This acquisition expands the Company’s product portfolio and also broadens its network into adjacent heating markets. Since the date of the acquisition, the Company has reported the financial results of the L.B. White business within the Climate Solutions segment. For the one month during the first quarter of fiscal 2026 that the Company owned L.B. White, it included $3.2 million of net sales of the acquired business within its consolidated statement of operations. Operating income attributable to the acquired business during the first quarter of fiscal 2026 was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company has preliminarily allocated the purchase price of L.B. White to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date, as follows:

Cash and cash equivalents	$2.8
Trade accounts receivable	10.2
Inventories	17.9
Property, plant and equipment	15.9
Intangible assets	50.1
Goodwill	25.7
Other assets	1.0
Accounts payable	(1.8)
Accrued compensation and employee benefits	(1.9)
Deferred income taxes	(7.7)
Other liabilities	(1.7)
Purchase price	$110.5

The Company engaged third-party valuation specialists to assist in estimating the fair value of assets acquired. The third-party valuations utilized assumptions developed by management and other information compiled by management, including, but not limited to, future expected cash flows. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $25.7 million, none of which is expected to be deductible for income tax purposes. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition includes L.B. White’s workforce and anticipated future revenue and cost synergies.

Below is a summary of the methodologies and significant assumptions used within the third-party valuations for estimating the fair value of certain classes of acquired assets. The fair values were primarily based upon significant inputs that are not observable in the market and thus represent Level 3 measurements. See Note 4 for information regarding Level 3 fair value measurements.

Inventories: The Company determined the fair value of acquired work-in-process and finished goods inventory using both the comparative sales and cost of reproduction valuation methods. For raw materials acquired, the Company estimated the cost of replacement. In total, the Company wrote-up acquired inventory by $1.0 million. The Company charged $0.2 million of this write-up to cost of sales in June 2025 and expects to charge the remaining $0.8 million to cost of sales during the second quarter of fiscal 2026, as the remaining underlying inventory is sold.

Property, plant and equipment: The Company valued the land and facilities acquired using the cost approach. The cost approach included consideration of recent sales of comparable land parcels and estimated replacement costs for structures and site improvements, adjusting such values for estimated depreciation as of the acquisition date. The cost approach relies on assumptions regarding replacement costs and the age and estimated remaining useful lives of the assets. For personal property, which primarily consists of machinery and equipment assets, the Company utilized the market valuation approach that considers values for similar assets on secondary equipment markets. The fair value of property, plant and equipment will be recognized as depreciation expense in the Company’s results of operations over the expected remaining useful lives of the assets.

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

	Gross Carrying Value	Weighted- Average Useful Life
Customer relationships	$38.5	14 years
Trade name	11.6	20 years
Total intangible assets acquired	$50.1

Customer relationships represent the estimated fair value of L.B. White’s business relationships with existing customers, the majority of which are dealers and/or distributors in the agriculture and portables heating markets. The fair value of customer relationships was determined using the multi-period excess earnings method, in which the value is derived by projecting the future anticipated after-tax cash flows attributable to the customer relationships. Key inputs used in the valuation included future revenue growth rates, customer attrition rates, and discount rates.

The Company determined the value of the acquired L.B. White trade name using the relief-from-royalty method, which applies an assumed royalty rate to revenue expected to be derived under the acquired trade name. The fair value was estimated to be the present value of the royalties saved because the Company owns the trade name.

Pending disposition of facilities in Germany

In December 2024, the Company signed a definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm for €11.5 million ($13.5 million). The Company closed the technical service center earlier in fiscal 2025 and reduced headcount in light of the sale of three automotive businesses in Germany during fiscal 2024. The Company expects the sale transaction will close during the second or third quarter of fiscal 2026, subject to remaining closing conditions. The Company expects to record a gain on sale, net of costs to sell, of approximately $4.0 million when the transaction is completed. As of June 30, 2025 and March 31, 2025, the Company classified $8.9 million and $8.2 million, respectively, of building and related assets expected to transfer to the buyer as held for sale and presented them within other current assets on its consolidated balance sheets.

Q2 acquisition of Climate by Design International

On July 1, 2025, the Company acquired Climate by Design International (“Climate by Design”). The Company paid $64.1 million upon transaction closing. The final purchase price is pending and may be adjusted for net working capital. Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers and has annual sales of approximately $45.0 million. This acquisition supports the Company’s growth strategy by expanding its commercial indoor air quality product portfolio. The financial results for Climate by Design will be reported within the Company’s Climate Solutions segment beginning for the second quarter of fiscal 2026.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 3: Revenue Recognition

Disaggregation of revenue

The tables below present revenue for each of the Company’s operating segments. Each segment’s revenue is disaggregated by product group and by geographic location.

In connection with the Company’s strategic transformation and application of 80/20 principles, the Company has realigned its segment teams around five market-based product groups, as summarized below. Accordingly, the Company has updated its disaggregated revenue disclosure to reflect the new product group structure. The disaggregated revenue information presented for fiscal 2025 has been recast to be comparable with the fiscal 2026 presentation.

Climate Solutions

The Climate Solutions segment has aligned its teams around three product groups: i) Data Centers, ii) Heat Transfer Solutions and iii) HVAC Technologies. The Data Centers business provides sustainable cooling solutions for data center customers. Data center products include precision air conditioning units, computer room air conditioning and air handler units, fan coils and fan walls. The Heat Transfer Solutions business provides heat exchanger coils, commercial refrigeration coolers, and anti-corrosion coating products. The HVAC Technologies business provides a wide array of commercial and residential heating products, including unit heaters, roof-mounted makeup air units, duct furnaces, infrared units, and perimeter heating products. In addition, the HVAC Technologies business sells indoor air quality products for schools and commercial applications.

Performance Technologies

The Performance Technologies segment has aligned its teams around two product groups: i) Heavy-Duty Equipment and ii) On-Highway Applications. The Heavy-Duty Equipment business provides heat exchangers and cooling modules for off-highway markets, including agricultural, construction, and mining. In addition, the Heavy-Duty Equipment business sells cooling module generator sets that provide mission critical stationary power. The On-Highway Applications business provides heat exchangers and cooling systems for commercial vehicle, automotive, and specialty vehicle customers. In addition to products for traditional powertrains, the On-Highway Applications business provides products and solutions for zero-emission and hybrid vehicles, primarily for commercial vehicle, bus and specialty vehicles.

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data centers	$186.9	$—	$186.9	$162.6	$—	$162.6
Heat transfer solutions	143.2	—	143.2	144.6	—	144.6
HVAC technologies	67.2	—	67.2	50.0	—	50.0
Heavy-duty equipment	—	106.3	106.3	—	110.5	110.5
On-highway applications	—	179.2	179.2	—	193.8	193.8
Inter-segment sales	0.1	—	0.1	0.1	4.7	4.8
Net sales	$397.4	$285.5	$682.9	$357.3	$309.0	$666.3

Geographic location:
Americas	$276.7	$153.0	$429.7	$240.0	$184.7	$424.7
Europe	114.2	84.0	198.2	111.5	80.1	191.6
Asia	6.5	48.5	55.0	5.8	44.2	50.0
Net sales	$397.4	$285.5	$682.9	$357.3	$309.0	$666.3

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2025	March 31, 2025
Contract assets	$16.1	$13.3
Contract liabilities	35.3	35.1

Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. Contract assets are included within other current assets on the Company’s consolidated balance sheets. The $2.8 million increase in contract assets during the first three months of fiscal 2026 primarily resulted from increases in contract assets for revenue recognized over time and capitalized costs related to the Company’s fulfillment of its performance obligations.

Contract liabilities consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling. Contract liabilities are included within other current liabilities on the Company’s consolidated balance sheets. The $0.2 million increase in contract liabilities during the first three months of fiscal 2026 resulted from payments received in advance of the Company’s satisfaction of performance obligations.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 5: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2025	2024
Service cost	$—	$—
Interest cost	2.4	2.3
Expected return on plan assets	(2.2)	(2.2)
Amortization of unrecognized net loss	1.2	1.2
Net periodic benefit cost	$1.4	$1.3

The company did not make cash contributions to its U.S. pension plan during the three months ended June 30, 2025.

In June 2024, the Company approved the termination of its primary U.S. pension plan, which is pending approval from the Pension Benefit Guaranty Corporation. The Company intends to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer its remaining obligations under the plan. In connection with the plan termination, the Company expects to make additional cash contributions in the range of $17.0 million to $22.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $115.0 million to $125.0 million during the second half of fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from the Company’s estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, and/or other factors.

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

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $5.3 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively.

During the first three months of fiscal 2026, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2028.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The weighted-average fair value of stock-based compensation awards granted during the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
	2025		2024
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$104.26	0.1	$103.77
Restricted stock awards	—	$103.41	—	$103.77

As of June 30, 2025, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$37.1	2.2
Restricted stock awards	7.4	2.0
Total	$44.5	2.2

Note 7: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2025	2024
Employee severance and related benefits	$4.5	$4.8
Other restructuring and repositioning expenses	0.3	0.6
Total	$4.8	$5.4

During the first three months of fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses, the majority of which were recorded in the Performance Technologies segment. The Performance Technologies severance charges were primarily recorded in Europe and North America and include severance related to targeted headcount reductions intended to reduce selling, general and administrative (“SG&A”) and operational expenses. In addition, as part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize the efficiency of its supply chain and manufacturing processes in order to improve profit margins in the Climate Solutions and Performance Technologies segments. These restructuring activities have included transferring the production and warehousing for certain product lines among its facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2025	2024
Beginning balance	$6.6	$13.0
Additions	4.5	4.8
Payments	(3.3)	(9.2)
Effect of exchange rate changes	0.3	—
Ending balance	$8.1	$8.6

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2025	2024
Interest income	$0.5	$0.7
Foreign currency transactions (a)	(3.4)	0.2
Net periodic benefit cost (b)	(1.3)	(1.2)
Total other expense – net	$(4.2)	$(0.3)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 21.3 percent and 28.2 percent, respectively.  The effective tax rate for the first quarter of fiscal 2026 is lower than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.

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

At June 30, 2025, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $42.9 million and $28.0 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  In addition, the Company excludes the impact of operations anticipated to generate net operating losses for the full fiscal year from the overall effective tax rate calculation and instead records them discretely based upon year-to-date results. The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. It also includes modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions being implemented through the Company’s fiscal 2027. The Company is currently assessing the impact on the consolidated financial statements.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2025	2024
Net earnings attributable to Modine	$51.2	$47.3

Weighted-average shares outstanding – basic	52.6	52.5
Effect of dilutive securities	1.1	1.4
Weighted-average shares outstanding – diluted	53.7	53.9

Earnings per share:
Net earnings per share – basic	$0.97	$0.90
Net earnings per share – diluted	$0.95	$0.88

There were no securities that were anti-dilutive for the three months ended June 30, 2025 and 2024.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$124.5	$71.6
Restricted cash	0.2	0.3
Total cash, cash equivalents and restricted cash	$124.7	$71.9

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 12: Inventories

Inventories consisted of the following:

	June 30, 2025	March 31, 2025
Raw materials	$281.6	$223.3
Work in process	74.2	65.9
Finished goods	79.0	51.7
Total inventories	$434.8	$340.9

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2025	March 31, 2025
Land	$19.4	$16.4
Buildings and improvements (10-40 years)	277.3	257.7
Machinery and equipment (3-15 years)	890.7	843.7
Office equipment (3-10 years)	96.7	92.6
Construction in progress	57.9	69.5
	1,342.0	1,279.9
Less: accumulated depreciation	(916.1)	(889.4)
Net property, plant and equipment	$425.9	$390.5

The June 30, 2025 and March 31, 2025 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2025 to June 30, 2025.

Climate Solutions
Goodwill, March 31, 2025	$233.9
Acquisitions (a)	26.8
Effect of exchange rate changes	7.5
Goodwill, June 30, 2025	$268.2
____

(a)	During the first quarter of fiscal 2026, the Company recorded $25.7 million and $1.1 million of goodwill in connection with its acquisition of L.B. White and AbsolutAire, respectively. See Note 2 for additional information.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Intangible assets consisted of the following:

	June 30, 2025			March 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$191.9	$(53.8)	$138.1	$145.4	$(47.5)	$97.9
Trade names	66.7	(22.4)	44.3	53.1	(21.2)	31.9
Acquired technology	33.5	(17.1)	16.4	32.6	(15.7)	16.9
Total intangible assets	$292.1	$(93.3)	$198.8	$231.1	$(84.4)	$146.7

During the first quarter of fiscal 2026 and in connection with its acquisitions of L.B. White and AbsolutAire, the Company recorded customer relationship and trade name intangible assets totaling $39.8 million and $12.5 million, respectively.

The Company recorded amortization expense of $5.7 million and $6.9 million for the three months ended June 30, 2025 and 2024, respectively. The Company estimates that it will record approximately $15.0 million of amortization expense during the remainder of fiscal 2026. The Company estimates that it will record approximately $19.0 million, $19.0 million, $19.0 million, $18.0 million, and $17.0 million of annual amortization expense in fiscal 2027 through 2031, respectively.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2025	2024
Beginning balance	$9.2	$10.7
Warranties recorded at time of sale	1.9	1.9
Adjustments to pre-existing warranties	(2.8)	(0.1)
Settlements	(2.1)	(1.7)
Effect of exchange rate changes	0.3	—
Ending balance	$6.5	$10.8

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	June 30, 2025	March 31, 2025
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$98.4	$97.2
Finance lease ROU assets (a)	Property, plant and equipment - net	7.2	6.9

Lease Liabilities
Operating lease liabilities	Other current liabilities	$19.8	$18.0
Operating lease liabilities	Other noncurrent liabilities	80.2	80.6
Finance lease liabilities	Long-term debt - current portion	0.5	0.5
Finance lease liabilities	Long-term debt	2.2	2.2
____

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $4.5 million and $4.2 million as of June 30, 2025 and March 31, 2025, respectively.

Components of lease expense

The components of lease expense were as follows:

	Three months ended June 30,
	2025	2024
Operating lease expense (a)	$9.7	$6.9
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	—	—
Total lease expense	$9.8	$7.0
____

(a)	For the three months ended June 30, 2025 and 2024, operating lease expense included short-term lease expense of $2.4 million and $1.3 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year
	of maturity	June 30, 2025	March 31, 2025

Revolving credit facility	2028	$221.0	$30.0
Term loans	2028	194.4	193.7
5.9% Senior Notes	2029	93.8	100.0
5.8% Senior Notes	2027	16.7	16.7
Finance lease obligations		2.7	2.7
		528.6	343.1
Less: current portion		(45.0)	(44.8)
Less: unamortized debt issuance costs		(1.5)	(1.6)
Total long-term debt		$482.1	$296.7

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year (a)
Remainder of 2026	$35.8
2027	45.0
2028	421.5
2029	25.5
2030	0.1
2031 & beyond	0.7
Total	$528.6
____

(a)	Amounts reflect scheduled maturity payments as of June 30, 2025. As described below, the Company executed an amended credit agreement in July 2025, which extended the maturity dates for the revolving credit and term loan facilities.

Borrowings under the revolving credit, swingline and term loan facilities bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At June 30, 2025, the weighted-average interest rate for revolving credit facility borrowings and the term loans was 5.8 and 5.3 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At June 30, 2025, the Company’s borrowings under its revolving credit facility totaled $221.0 million and domestic letters of credit totaled $6.2 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $47.8 million as of June 30, 2025. At June 30, 2025 and March 31, 2025 the Company had no borrowings under the swingline facility. At March 31, 2025, the Company’s borrowings under its revolving credit facility totaled $30.0 million.

The Company also maintains credit agreements for its foreign subsidiaries. There were no short-term borrowings related to these foreign credit agreements at June 30, 2025. At March 31, 2025, the outstanding short-term borrowings on foreign credit agreements totaled $9.3 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

In July 2025, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030.  This credit agreement modified the Company’s then-existing revolving credit and term loan facilities, which would have matured in October 2027.  The Company also amended the agreement governing its Senior Notes to conform the applicable terms to those of the aforementioned amended and restated credit agreement.

Indebtedness under the Company’s credit agreement and Senior Notes is secured by substantially all domestic assets, excluding real estate. These agreements further require compliance with various covenants that may limit the Company’s ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; and make restricted payments, including dividends. In addition, the agreements may require prepayment in the event of certain asset sales.

Financial covenants within the credit agreements include a leverage ratio covenant, which requires the Company to limit the ratio of its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The credit agreements existing as of June 30, 2025 included a leverage ratio covenant of no more than three and one-quarter times. As amended, the credit agreements include a leverage ratio covenant of no more than three and one-half times. The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of June 30, 2025, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2025 and March 31, 2025, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $112.2 million and $116.6 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $15.0 million and $15.8 million as of June 30, 2025 and March 31, 2025, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Information technology purchase commitments

The Company has entered into purchase commitments for information technology services, primarily related to implementation and support for cloud infrastructure, data analytics, and AI-enablement services. In total, the Company expects to spend approximately $35.0 million in connection with these purchase commitments from fiscal 2027 through fiscal 2030.

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

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2025
	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income before reclassifications	47.2	—	1.4	48.6
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1
Realized losses - net (b)	—	—	0.5	0.5
Income taxes	—	(0.3)	(0.5)	(0.8)
Total other comprehensive income	47.2	0.8	1.4	49.4

Ending balance	$(29.6)	$(103.0)	$0.7	$(131.9)

	Three months ended June 30, 2024
	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income (loss) before reclassifications	(6.9)	—	—	(6.9)
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1
Income taxes	—	(0.3)	—	(0.3)
Total other comprehensive income (loss)	(6.9)	0.8	—	(6.1)

Ending balance	$(69.7)	$(99.9)	$0.1	$(169.5)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

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

	Three months ended June 30, 2025
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$397.3	$285.5	$—	$682.8
Inter-segment sales	0.1	—	(0.1)	—
Net sales	397.4	285.5	(0.1)	682.8
Cost of sales	284.5	233.6	(0.7)	517.4
Gross profit	112.9	51.9	0.6	165.4
Selling, general and administrative expenses	44.7	21.9	18.3	84.9
Restructuring expenses	1.3	3.5	—	4.8
Operating income	$66.9	$26.5	$(17.7)	$75.7

	Three months ended June 30, 2024
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$357.2	$304.3	$—	$661.5
Inter-segment sales	0.1	4.7	(4.8)	—
Net sales	357.3	309.0	(4.8)	661.5
Cost of sales	256.5	245.5	(3.1)	498.9
Gross profit	100.8	63.5	(1.7)	162.6
Selling, general and administrative expenses	40.8	26.8	15.2	82.8
Restructuring expenses	0.2	5.2	—	5.4
Operating income	$59.8	$31.5	$(16.9)	$74.4

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Three months ended June 30,
	2025	2024
Capital expenditures:
Climate Solutions	$19.9	$16.0
Performance Technologies	7.3	10.8
Corporate	0.3	—
Total capital expenditures	$27.5	$26.8

	Three months ended June 30,
	2025	2024
Depreciation and amortization expense:
Climate Solutions	$11.2	$11.9
Performance Technologies	7.5	7.0
Corporate	0.3	0.2
Total depreciation and amortization expense	$19.0	$19.1

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2025	March 31, 2025
Assets:
Climate Solutions	$585.4	$448.7
Performance Technologies	366.0	371.1
Other (a)	1,277.1	1,097.8
Total assets	$2,228.5	$1,917.6
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended June 30, 2025 was the first quarter of fiscal 2026.

Fiscal 2026 acquisitions

We recently acquired three businesses within our Climate Solutions segment, each supporting our growth strategy by expanding our product portfolio and broadening our customer base.

On April 1, 2025, we acquired substantially all of the net operating assets of AbsolutAire, Inc. (“AbsolutAire”) for $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems and has annual sales of approximately $25.0 million.

On May 31, 2025, we acquired LBW Holding Corp. (“L.B. White”) for $110.5 million. Headquartered in Onalaska, Wisconsin with additional manufacturing and distribution operations in Georgia, L.B. White has annual sales of approximately $75.0 million and is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portables heating.

On July 1, 2025, we acquired Climate by Design International (“Climate by Design”) and paid $64.1 million upon closing. Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers and has annual sales of approximately $45.0 million.

See Note 2 of the Notes to Consolidated Financial Statements for further information.

First quarter highlights

Net sales in the first quarter of fiscal 2026 increased $21.3 million, or 3 percent, from the first quarter of fiscal 2025, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. Cost of sales increased $18.5 million, or 4 percent. Gross profit increased $2.8 million and gross margin declined 40 basis points to 24.2 percent. Selling, general and administrative (“SG&A”) expenses increased $2.1 million. Operating income of $75.7 million during the first quarter of fiscal 2026 increased $1.3 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$682.8	100.0%	$661.5	100.0%
Cost of sales	517.4	75.8%	498.9	75.4%
Gross profit	165.4	24.2%	162.6	24.6%
Selling, general and administrative expenses	84.9	12.4%	82.8	12.5%
Restructuring expenses	4.8	0.7%	5.4	0.8%
Operating income	75.7	11.1%	74.4	11.2%
Interest expense	(5.8)	(0.8)%	(7.5)	(1.1)%
Other expense – net	(4.2)	(0.6)%	(0.3)	—
Earnings before income taxes	65.7	9.6%	66.6	10.1%
Provision for income taxes	(14.0)	(2.1)%	(18.8)	(2.8)%
Net earnings	$51.7	7.6%	$47.8	7.2%

Comparison of the three months ended June 30, 2025 and 2024

First quarter net sales of $682.8 million were $21.3 million, or 3 percent, higher than the first quarter of the prior year, primarily due to $40.1 million of higher sales in our Climate Solutions segment, driven by sales growth to hyperscale and colocation data center customers in North America and $10.0 million of incremental sales from the acquired AbsolutAire and L.B. White businesses. The higher sales in Climate Solutions were partially offset by lower sales in our Performance Technologies segment, which decreased $23.5 million, largely due to market weakness. Foreign currency exchange rates favorably impacted sales by $8.1 million.

First quarter cost of sales increased $18.5 million, or 4 percent, primarily due to higher sales volume and a $6.5 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by higher raw material costs, which increased approximately $2.0 million, and to a lesser extent, higher labor and inflationary costs. These drivers, which increased cost of sales, were partially offset by lower warranty expense, which decreased approximately $3.0 million. In addition, cost of sales was favorably impacted by the absence of a $1.6 million inventory purchase accounting adjustment recorded during the first quarter of fiscal 2025 at Corporate related to Scott Springfield Mfg. Inc. As a percentage of sales, cost of sales increased 40 basis points to 75.8 percent, primarily due to the unfavorable impact of lower sales and higher material costs in the Performance Technologies segment.

As a result of higher sales and higher cost of sales as a percentage of sales, first quarter gross profit increased $2.8 million, yet gross margin declined 40 basis points to 24.2 percent.

First quarter SG&A expenses increased $2.1 million, or 3 percent. As a percentage of sales, SG&A expenses decreased by 10 basis points. The increase in SG&A expenses includes higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired AbsolutAire and L.B. White businesses. Other costs directly associated with acquisition and integration activities increased $1.4 million. These drivers, which increased SG&A expenses, were partially offset by lower compensation-related expenses in the Performance Technologies segment, including the benefit of recent restructuring actions.

Restructuring expenses during the first quarter of fiscal 2026 primarily consisted of severance expenses, the majority of which were recorded in the Performance Technologies segment.  Compared with the first quarter of fiscal 2025, restructuring expenses decreased $0.6 million, primarily due to lower severance expenses in the Performance Technologies segment, partially offset by higher severance expenses in the Climate Solutions segment.

Operating income of $75.7 million in the first quarter of fiscal 2026 increased $1.3 million compared with the first quarter of fiscal 2025, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Other net expenses increased $3.9 million compared with the first quarter of fiscal 2025, primarily due to net foreign currency transaction losses of $3.4 million. In the first quarter of fiscal 2025, the net impact of foreign currency transactions was a gain of $0.2 million.

Interest expense during the first quarter of fiscal 2026 decreased $1.7 million compared with the first quarter of fiscal 2025, primarily due to lower average outstanding borrowings on our revolving credit facility, and to a lesser extent, favorable changes in interest rates.

The provision for income taxes was $14.0 million and $18.8 million in the first quarter of fiscal 2026 and 2025, respectively. The $4.8 million decrease was primarily due to changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year.

We are currently assessing the impact of the One Big Beautiful Bill Act (“OBBBA”) that was enacted in the U.S. on July 4, 2025. The OBBBA permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. It also includes modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions being implemented through our fiscal 2027.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three months ended June 30, 2025 and 2024:

Climate Solutions

	Three months ended June 30,
	2025		2024
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$397.4	100.0%	$357.3	100.0%
Cost of sales	284.5	71.6%	256.5	71.8%
Gross profit	112.9	28.4%	100.8	28.2%
Selling, general and administrative expenses	44.7	11.3%	40.8	11.4%
Restructuring expenses	1.3	0.3%	0.2	0.1%
Operating income	$66.9	16.8%	$59.8	16.7%

Comparison of the three months ended June 30, 2025 and 2024

Climate Solutions net sales increased $40.1 million, or 11 percent, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to higher sales volume and a $6.1 million favorable impact of foreign currency exchange rates. The higher sales volume includes sales growth to hyperscale and colocation customers in North America and $10.0 million of incremental sales from the recently-acquired AbsolutAire and L.B. White businesses. Compared with the first quarter of the prior year, sales of data center and HVAC technologies products increased $24.3 million and $17.2 million, respectively. Sales of heat transfer solution products decreased $1.4 million.

Climate Solutions cost of sales increased $28.0 million, or 11 percent, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to higher sales volume and a $4.7 million unfavorable impact of foreign currency exchange rates. These increases were partially offset by lower warranty expense, which decreased approximately $3.0 million. As a percentage of sales, cost of sales decreased 20 basis points to 71.6 percent, primarily due to favorable sales mix.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $12.1 million and gross margin improved 20 basis points to 28.4 percent.

Climate Solutions SG&A expenses increased $3.9 million compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 10 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased approximately $6.0 million, including expenses from the acquired businesses. This increase was partially offset by lower amortization expense, which decreased $1.2 million, and decreases across other general and administrative expenses. The lower amortization expense was primarily driven by an order backlog intangible asset, which we recorded in connection with our acquisition of Scott Springfield Mfg. Inc. and finished amortizing during the first quarter of fiscal 2026.

Restructuring expenses increased $1.1 million compared with the first quarter of fiscal 2025, primarily due to higher severance expenses and equipment transfer costs.

Operating income of $66.9 million increased $7.1 million from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses.

Performance Technologies

	Three months ended June 30,
	2025		2024
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$285.5	100.0%	$309.0	100.0%
Cost of sales	233.6	81.8%	245.5	79.4%
Gross profit	51.9	18.2%	63.5	20.6%
Selling, general and administrative expenses	21.9	7.7%	26.8	8.7%
Restructuring expenses	3.5	1.2%	5.2	1.7%
Operating income	$26.5	9.3%	$31.5	10.2%

Comparison of the three months ended June 30, 2025 and 2024

Performance Technologies net sales decreased $23.5 million, or 8 percent, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to lower sales volume in North America, largely due to market weakness and our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. This decrease was partially offset by a $2.0 million favorable impact of foreign currency exchange rates. Compared with the first quarter of the prior year, sales of on-highway application and heavy-duty equipment products decreased $14.6 million and $4.2 million, respectively.

Performance Technologies cost of sales decreased $11.9 million, or 5 percent, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by higher material costs, which increased $2.0 million and a $1.8 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 240 basis points to 81.8 percent, primarily due to the unfavorable impact of lower sales and higher material costs, partially offset by improved operating efficiencies.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $11.6 million and gross margin declined 240 basis points to 18.2 percent.

Performance Technologies SG&A expenses decreased $4.9 million compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 100 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $6.0 million and included the benefit of recent restructuring actions.

Restructuring expenses decreased $1.7 million compared with the first quarter of the prior year, primarily due to lower severance expenses in Europe, partially offset by higher severance expenses in North America.

Operating income of $26.5 million decreased $5.0 million from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to lower gross profit, partially offset by lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2025 of $124.5 million, and available borrowing capacity under our revolving credit facility. Given our extensive international operations, approximately $53.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended June 30, 2025 was $27.7 million, which represents a $12.8 million decrease compared with the same period in the prior year. This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, as compared with the same period in the prior year. The unfavorable changes in working capital include the impact of higher inventory levels and higher payments for incentive compensation. Our Climate Solutions segment has increased inventory levels in fiscal 2026, primarily to support growing customer demand for data center products in the U.S. These drivers were partially offset by the favorable impact of increases in accounts payable, which largely resulted from the higher inventory levels.

Capital expenditures

Capital expenditures of $27.5 million during the first three months of fiscal 2026 increased $0.7 million compared with the same period in the prior year. We are focused on investments that support our strategic growth initiatives. We recently announced that we plan to invest $100.0 million over the next twelve months to expand our manufacturing capacity in the U.S. for data center products.

Business acquisitions

Under our strategy based upon 80/20 principles, we are focused on acquiring businesses that we expect will accelerate our strategic growth in select markets. During the first quarter of fiscal 2026, we made cash payments totaling $119.0 million to acquire L.B. White and AbsolutAire. On July 1, 2025, we paid $64.1 million upon closing for the acquisition of Climate by Design International. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding acquisitions.

Debt

During the first quarter of fiscal 2026, borrowings on our credit facilities, net of repayments, totaled $172.0 million. We primarily used the incremental borrowings for funding our acquisitions of L.B. White and Climate by Design International, which closed on May 31, 2025 and July 1, 2025, respectively.

In July 2025, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030. This credit agreement modified our then-existing revolving credit and term loan facilities, which would have matured in October 2027. We also amended the agreement governing our Senior Notes, to conform the applicable terms to those of the aforementioned amended and restated credit agreement.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below. Indebtedness under our credit agreements is secured by substantially all domestic assets, excluding real estate. These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments, including dividends. Also, the credit agreements may require prepayments in the event of certain asset sales.

As amended, the leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

We were in compliance with our debt covenants as of June 30, 2025 and expect to remain in compliance with our debt covenants during the remainder of fiscal 2026 and beyond.

U.S. pension plan termination

In June 2024, we approved the termination of our U.S. pension plan, which is pending approval from the Pension Benefit Guaranty Corporation. We intend to offer certain participants the option to receive their pension benefits in the form of a lump-sum distribution prior to purchasing annuity contracts to transfer our remaining obligations under the plan. In connection with the plan termination, we expect to make additional cash contributions in the range of $17.0 million to $22.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $115.0 million to $125.0 million during the second half of fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from our estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, and/or other factors.

Share repurchase program

We did not purchase shares under our share repurchase program during the first quarter of fiscal 2026. As of June 30, 2025, we had $81.6 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares under the program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Forward-looking statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. Other risks and uncertainties include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The Company’s market risks have not materially changed since the fiscal 2025 Form 10-K was filed.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2026:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
April 1 - April 30, 2025	—	$—	—	$81,600,955

May 1 - May 31, 2025	14,801 (b)	$94.34	—	$81,600,955

June 1 - June 30, 2025	39,039 (b)	$93.28	—	$81,600,955

Total	53,840	$93.57	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

On May 23, 2025, Suresh V. Garimella, a director, adopted a stock sale arrangement (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the sale of 72,344 shares of Modine common stock subject to a specified schedule and other terms and conditions, beginning on August 22, 2025 and ending on September 2, 2027.

During the three months ended June 30, 2025, no other director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Agreement and Plan of Merger by and among LBW Holding Corp., Modine Manufacturing Company, Tyrolean Holding Corp., and Mason Wells Buyout Fund IV, LP, as Stockholders Agent, dated as of May 29, 2025.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 29, 2025

4.1	Sixth Amended and Restated Credit Agreement, dated as of July 10, 2025.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 10, 2025

4.2	Fifth Amendment to the Second Amended and Restated Note Purchase Agreement, dated as of July 10, 2025.	Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated July 10, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: July 31, 2025

* Executing as both the principal financial officer and a duly authorized officer of the Company