Form 10-Q
period 2025-09-30
MODINE MANUFACTURING CO
filed 2025-10-29
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,648,568 at October 24, 2025.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2025 and 2024

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net sales	$738.9	$658.0	$1,421.7	$1,319.5
Cost of sales	574.0	492.4	1,091.4	991.3
Gross profit	164.9	165.6	330.3	328.2
Selling, general and administrative expenses	84.2	85.8	169.1	168.6
Restructuring expenses	3.1	4.5	7.9	9.9
Impairment charge	4.1	—	4.1	—
Operating income	73.5	75.3	149.2	149.7
Interest expense	(8.3)	(7.4)	(14.1)	(14.9)
Other expense – net	(1.5)	(1.5)	(5.7)	(1.8)
Earnings before income taxes	63.7	66.4	129.4	133.0
Provision for income taxes	(18.9)	(20.0)	(32.9)	(38.8)
Net earnings	44.8	46.4	96.5	94.2
Net earnings attributable to noncontrolling interest	(0.4)	(0.3)	(0.9)	(0.8)
Net earnings attributable to Modine	$44.4	$46.1	$95.6	$93.4

Net earnings per share attributable to Modine shareholders:
Basic	$0.84	$0.88	$1.81	$1.78
Diluted	$0.83	$0.86	$1.78	$1.73

Weighted-average shares outstanding:
Basic	52.7	52.6	52.7	52.5
Diluted	53.8	53.9	53.7	53.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and six months ended September 30, 2025 and 2024

(In millions)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net earnings	$44.8	$46.4	$96.5	$94.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(5.9)	21.1	41.8	14.1
Defined benefit plans	0.8	0.8	1.6	1.6
Cash flow hedges	(0.7)	0.2	0.7	0.2
Total other comprehensive income (loss)	(5.8)	22.1	44.1	15.9

Comprehensive income	39.0	68.5	140.6	110.1
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.7)	(1.4)	(1.1)
Comprehensive income attributable to Modine	$38.6	$67.8	$139.2	$109.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

September 30, 2025 and March 31, 2025

(In millions, except per share amounts)

(Unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$83.8	$71.6
Trade accounts receivable – net	559.0	478.9
Inventories	528.8	340.9
Other current assets	80.3	69.8
Total current assets	1,251.9	961.2
Property, plant and equipment – net	457.0	390.5
Intangible assets – net	207.6	146.7
Goodwill	290.7	233.9
Deferred income taxes	48.5	67.0
Other noncurrent assets	130.2	118.3
Total assets	$2,385.9	$1,917.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$12.4	$9.3
Long-term debt – current portion	43.9	44.8
Accounts payable	395.8	290.8
Accrued compensation and employee benefits	86.6	102.7
Other current liabilities	87.2	93.4
Total current liabilities	625.9	541.0
Long-term debt	525.8	296.7
Deferred income taxes	23.6	24.1
Pensions	30.0	29.4
Other noncurrent liabilities	119.5	108.2
Total liabilities	1,324.8	999.4
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.8 million and 56.5 million shares	35.5	35.3
Additional paid-in capital	320.4	310.8
Retained earnings	938.6	843.0
Accumulated other comprehensive loss	(137.7)	(181.3)
Treasury stock, at cost, 4.1 million shares	(103.3)	(97.6)
Total Modine shareholders’ equity	1,053.5	910.2
Noncontrolling interest	7.6	8.0
Total equity	1,061.1	918.2
Total liabilities and equity	$2,385.9	$1,917.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2025 and 2024

(In millions)

(Unaudited)

	Six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$96.5	$94.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38.7	39.1
Impairment charge	4.1	—
Stock-based compensation expense	7.4	9.8
Deferred income taxes	10.4	9.8
Other – net	4.8	3.4
Changes in operating assets and liabilities:
Trade accounts receivable	(48.2)	(25.5)
Inventories	(147.1)	(5.2)
Accounts payable	96.7	21.8
Other assets and liabilities	(34.2)	(49.6)
Net cash provided by operating activities	29.1	97.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(59.4)	(40.3)
Payments for business acquisitions, net of cash acquired	(182.1)	(3.4)
Other – net	3.2	0.5
Net cash used for investing activities	(238.3)	(43.2)

Cash flows from financing activities:
Borrowings of debt	499.6	282.0
Repayments of debt	(277.2)	(301.8)
Borrowings (repayments) on bank overdraft facilities – net	2.2	(9.0)
Purchases of treasury stock	(5.7)	(7.8)
Dividends paid to noncontrolling interest	(1.8)	(0.4)
Other – net	2.4	0.3
Net cash provided by (used for) financing activities	219.5	(36.7)

Effect of exchange rate changes on cash	1.8	0.7
Net increase in cash, cash equivalents and restricted cash	12.1	18.6

Cash, cash equivalents and restricted cash – beginning of period	71.9	60.3
Cash, cash equivalents and restricted cash – end of period	$84.0	$78.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended September 30, 2025

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2025	56.5	$35.3	$310.8	$843.0	$(181.3)	$(97.6)	$8.0	$918.2
Net earnings	—	—	—	51.2	—	—	0.5	51.7
Other comprehensive income	—	—	—	—	49.4	—	0.5	49.9
Stock options and awards	0.1	0.1	0.4	—	—	—	—	0.5
Purchases of treasury stock	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2025	56.6	$35.4	$316.5	$894.2	$(131.9)	$(102.7)	$7.2	$1,018.7
Net earnings	—	—	—	44.4	—	—	0.4	44.8
Other comprehensive loss	—	—	—	—	(5.8)	—	—	(5.8)
Stock options and awards	0.2	0.1	1.8	—	—	—	—	1.9
Purchases of treasury stock	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	2.1	—	—	—	—	2.1
Balance, September 30, 2025	56.8	$35.5	$320.4	$938.6	$(137.7)	$(103.3)	$7.6	$1,061.1

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2025.

Supplier finance program

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from a financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable on the consolidated balance sheets, totaled $15.0 million and $15.5 million at September 30, 2025 and March 31, 2025, respectively.

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

Note 2: Acquisitions and Dispositions

The Company acquired three businesses during the first six months of fiscal 2026: AbsolutAire, Inc. (“AbsolutAire”), LBW Holding Corp. (“L.B. White”), and Climate by Design International (“Climate by Design”). Since the date of each acquisition, the Company has reported the financial results of these businesses within the Climate Solutions segment. At the time the September 30, 2025 financial statements were finalized, the Company was continuing its review of the fair value estimates for certain assets acquired and liabilities assumed. As part of its purchase accounting and integration activities, the Company is in the process of assessing, refining and harmonizing the internal controls and accounting processes of the acquired businesses with those of the Company. As part of this process, the Company is reviewing the appropriateness of accruals and reserves, including those related to accounts receivable, inventory, and product warranties. As such, the allocations of the purchase prices presented below are considered preliminary. The Company expects to complete its accounting for the acquisitions of AbsolutAire, L.B. White, and Climate By Design by the end of fiscal 2026. During the first six months of fiscal 2026, the operating results for the acquired companies were not material. The Company has not presented supplemental pro forma financial information for these acquisitions since they are not material, individually or in the aggregate, to the Company’s consolidated financial statements.

Acquisition of AbsolutAire

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire for consideration totaling $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

air systems. This acquisition supports the Company’s growth strategy by expanding its heating and indoor air quality product portfolios and also broadens its customer base in the commercial, industrial, food service, and warehousing sectors. For the three and six months ended September 30, 2025, the Company included net sales of $4.9 million and $11.7 million, respectively, within its consolidated statements of operations attributable to AbsolutAire.

The Company’s preliminary allocation of the purchase price for its acquisition of AbsolutAire is as follows:

Trade accounts receivable	$3.4
Inventories	3.9
Property, plant and equipment	2.8
Intangible assets	2.2
Goodwill	1.1
Accounts payable	(1.2)
Accrued compensation and employee benefits	(0.4)
Other liabilities	(0.5)
Purchase price	$11.3

The Company recorded $2.2 million of intangible assets, including customer relationship and trade name assets. The Company is amortizing the acquired intangible assets using a weighted-average life of approximately eleven years. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $1.1 million, which is expected to be deductible for income tax purposes.

Acquisition of L.B. White

On May 31, 2025, the Company acquired all of the issued and outstanding shares of L.B. White for consideration totaling $110.5 million ($107.7 million net of cash acquired). The Company primarily utilized its revolving credit facility to fund the purchase price.

Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portables heating. This acquisition expands the Company’s product portfolio and also broadens its network into adjacent heating markets. For the three and six months ended September 30, 2025, the Company included net sales of $15.9 million and $19.1 million, respectively, within its consolidated statements of operations attributable to L.B. White.

The Company’s preliminary allocation of the purchase price for its acquisition of L.B. White is as follows:

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

Inventories: The Company determined the fair value of acquired work-in-process and finished goods inventory using both the comparative sales and cost of reproduction valuation methods. For raw materials acquired, the Company estimated the cost of replacement. In total, the Company wrote-up acquired inventory by $1.0 million. The Company charged $0.2 million and $0.8 million to cost of sales during the first and second quarters of fiscal 2026, respectively, as the underlying inventory was sold.

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

Intangible assets: The Company determined the fair value of acquired intangible assets by using variations of the income approach. These methods generally forecast expected future net cash flows associated with each of the identified intangible assets and adjust the forecasts to present value by applying a discount rate intended to reflect risk factors associated with the cash flows and the time value of money. Acquired intangible assets were as follows:

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

The Company determined the estimated fair value of the acquired L.B. White trade name using the relief-from-royalty method, which applies an assumed royalty rate to revenue expected to be derived under the acquired trade name. The fair value was estimated to be the present value of the royalties saved because the Company owns the trade name.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Acquisition of Climate by Design

On July 1, 2025, the Company acquired Climate by Design for $64.4 million ($63.4 million net of cash acquired). The Company paid $64.1 million upon closing and the remaining $0.3 million in October 2025. The Company primarily utilized its revolving credit facility to fund the purchase price.

Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers. This acquisition supports the Company’s growth strategy by expanding its commercial indoor air quality product portfolio. For both the three and six months ended September 30, 2025, the Company included $7.3 million of net sales within its consolidated statements of operations attributable to Climate by Design.

The Company’s preliminary allocation of the purchase price for its acquisition of Climate by Design is as follows:

Cash and cash equivalents	$1.0
Trade accounts receivable	7.3
Inventories	10.1
Property, plant and equipment	10.5
Intangible assets	15.0
Goodwill	23.6
Other assets	10.4
Accounts payable	(1.8)
Accrued compensation and employee benefits	(1.0)
Other liabilities	(10.7)
Purchase price	$64.4

The Company engaged third-party valuation specialists to assist in estimating the fair value of assets acquired. The third-party valuations utilized assumptions developed by management and other information compiled by management, including, but not limited to, future expected cash flows. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $23.6 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition includes Climate by Design’s workforce and anticipated future revenue and cost synergies. Goodwill is expected to be deductible for income tax purposes.

Below is a summary of the methodologies and significant assumptions used within the third-party valuations for estimating the fair value of certain classes of acquired assets. The fair values were primarily based upon significant inputs that are not observable in the market and thus represent Level 3 measurements. See Note 4 for information regarding Level 3 fair value measurements.

Inventories: The Company estimated the fair value of acquired work-in-process and finished goods inventory using both the comparative sales and cost of reproduction valuation methods. For raw materials acquired, the Company estimated the cost of replacement. The Company wrote-up acquired inventory by $0.3 million. The Company charged the write-up to cost of sales during the second quarter of fiscal 2026 as the underlying inventory was sold.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Intangible assets: The Company estimated the fair value of acquired intangible assets by using variations of the income approach. These methods generally forecast expected future net cash flows associated with each of the identified intangible assets and adjust the forecasts to present value by applying a discount rate intended to reflect risk factors associated with the cash flows and the time value of money. Acquired intangible assets were as follows:

	Gross Carrying Value	Weighted- Average Useful Life
Customer relationships	$8.3	10 years
Acquired technology	3.5	10 years
Trade name	3.2	10 years
Total intangible assets acquired	$15.0

Customer relationships represent the estimated fair value of Climate by Design’s business relationships with existing customers. The fair value of customer relationships was estimated using the multi-period excess earnings method, in which the value is derived by projecting the future anticipated after-tax cash flows attributable to the customer relationships. Key inputs used in the valuation included future revenue growth rates, customer attrition rates, and discount rates.

The Company estimated the fair value of the acquired Climate by Design technology using the relief-from-royalty method, considering estimated royalties that would hypothetically be paid to use the technology.

The Company estimated the fair value of the acquired Climate by Design trade name using the relief-from-royalty method, which applies an assumed royalty rate to revenue expected to be derived under the acquired trade name. The fair value was estimated to be the present value of the royalties saved because the Company owns the trade name.

Pending disposition of facilities in Germany

In December 2024, the Company signed a definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm. The Company closed the technical service center earlier in fiscal 2025 and reduced headcount in light of the sale of three automotive businesses in Germany during fiscal 2024. In light of market and other transaction-specific factors, the Company and the investment firm have recently been negotiating an amended agreement that contemplates a lower selling price of approximately $5.0 million. Based upon the expected selling price, the Company estimated an implied loss in excess of the building and related assets’ carrying value. As a result, the Company recorded a non-cash impairment charge of $4.1 million during the second quarter of fiscal 2026. As of September 30, 2025 and March 31, 2025, the Company classified $4.7 million and $8.2 million, respectively, of building and related assets as held for sale and presented them within other current assets on its consolidated balance sheets. The Company expects the sale transaction will close during the second half of fiscal 2026, subject to remaining closing conditions.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 3: Revenue Recognition

Disaggregation of revenue

The tables below present revenue for each of the Company’s operating segments. Each segment’s revenue is disaggregated by product group and by geographic location.

Effective April 1, 2025 and in connection with the Company’s strategic transformation and application of 80/20 principles, the Company realigned its segment teams around five market-based product groups, as summarized below. Accordingly, the Company has updated its disaggregated revenue disclosure to reflect the new product group structure. The disaggregated revenue information presented for fiscal 2025 has been recast to be comparable with the fiscal 2026 presentation.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data centers	$226.3	$—	$226.3	$158.9	$—	$158.9
Heat transfer solutions	141.2	—	141.2	138.0	—	138.0
HVAC technologies	86.6	—	86.6	69.5	—	69.5
Heavy-duty equipment	—	102.2	102.2	—	102.5	102.5
On-highway applications	—	182.6	182.6	—	189.1	189.1
Inter-segment sales	0.3	1.5	1.8	—	5.9	5.9
Net sales	$454.4	$286.3	$740.7	$366.4	$297.5	$663.9

Geographic location:
Americas	$323.5	$156.6	$480.1	$252.6	$182.7	$435.3
Europe	124.1	80.2	204.3	105.9	72.5	178.4
Asia	6.8	49.5	56.3	7.9	42.3	50.2
Net sales	$454.4	$286.3	$740.7	$366.4	$297.5	$663.9

	Six months ended September 30, 2025			Six months ended September 30, 2024
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data centers	$413.2	$—	$413.2	$321.5	$—	$321.5
Heat transfer solutions	284.4	—	284.4	282.6	—	282.6
HVAC technologies	153.8	—	153.8	119.5	—	119.5
Heavy-duty equipment	—	208.5	208.5	—	213.0	213.0
On-highway applications	—	361.8	361.8	—	382.9	382.9
Inter-segment sales	0.4	1.5	1.9	0.1	10.6	10.7
Net sales	$851.8	$571.8	$1,423.6	$723.7	$606.5	$1,330.2

Geographic location:
Americas	$600.2	$309.6	$909.8	$492.6	$367.4	$860.0
Europe	238.3	164.2	402.5	217.4	152.6	370.0
Asia	13.3	98.0	111.3	13.7	86.5	100.2
Net sales	$851.8	$571.8	$1,423.6	$723.7	$606.5	$1,330.2

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2025	March 31, 2025
Contract assets	$11.7	$13.3
Contract liabilities	30.0	35.1

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. Contract assets are included within other current assets on the Company’s consolidated balance sheets. The $1.6 million decrease in contract assets during the first six months of fiscal 2026 primarily resulted from a decrease in capitalized costs related to the Company’s fulfillment of its performance obligations, partially offset by an increase in contract assets for revenue recognized over time.

Contract liabilities consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling. Contract liabilities are included within other current liabilities on the Company’s consolidated balance sheets. The $5.1 million decrease in contract liabilities during the first six months of fiscal 2026 primarily resulted from the Company’s satisfaction of performance obligations.

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

Note 5: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Service cost	$0.1	$0.1	$0.1	0.1
Interest cost	2.2	2.2	4.6	4.5
Expected return on plan assets	(2.1)	(2.1)	(4.3)	(4.3)
Amortization of unrecognized net loss	1.2	1.1	2.4	2.3
Net periodic benefit cost	$1.4	$1.3	$2.8	$2.6

The Company did not make cash contributions to its U.S. pension plan during the six months ended September 30, 2025.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

In June 2024, the Company approved the termination of its primary U.S. pension plan. The Company has offered certain participants the option to receive their pension benefits in the form of a lump-sum distribution and plans to purchase annuity contracts to transfer its remaining obligations under the plan. In connection with the plan termination, the Company expects to make additional cash contributions in the range of $20.0 million to $25.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $125.0 million during the second half of fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from the Company’s estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

Note 6: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (i) a long-term incentive plan for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards for retention and performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $2.1 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized stock-based compensation expense of $7.4 million and $9.8 million for the six months ended September 30, 2025 and 2024, respectively.

During the first six months of fiscal 2026, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2028.

The weighted-average fair value of stock-based compensation awards granted during the six months ended September 30, 2025 and 2024 were as follows:

	Six months ended September 30,
	2025		2024
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$106.70	0.1	$103.77
Restricted stock awards	—	$112.96	—	$105.40

As of September 30, 2025, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$31.1	2.0
Restricted stock awards	7.6	1.8
Total	$38.7	2.0

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 7: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Employee severance and related benefits	$2.0	$3.2	$6.5	$8.0
Other restructuring and repositioning expenses	1.1	1.3	1.4	1.9
Total	$3.1	$4.5	$7.9	$9.9

During the first six months of fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses. The severance charges were primarily recorded in Europe and North America and include severance related to targeted headcount reductions intended to reduce selling, general and administrative (“SG&A”) and operational expenses. In addition, as part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize the efficiency of its supply chain and manufacturing processes in order to improve profit margins in the Climate Solutions and Performance Technologies segments. These restructuring activities have included transferring the production and warehousing for certain product lines among its facilities.

During the first six months of fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses recorded in the Performance Technologies segment. These severance charges were primarily recorded in Europe and include severance related to the closure of a technical service center and other targeted headcount reductions. In addition, the Company incurred equipment transfer costs within the Climate Solutions and Performance Technologies segments.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2025	2024
Beginning balance	$8.1	$8.6
Additions	2.0	3.2
Payments	(3.7)	(4.1)
Effect of exchange rate changes	—	0.2
Ending balance	$6.4	$7.9

	Six months ended September 30,
	2025	2024
Beginning balance	$6.6	$13.0
Additions	6.5	8.0
Payments	(7.0)	(13.3)
Effect of exchange rate changes	0.3	0.2
Ending balance	$6.4	$7.9

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Interest income	$0.5	$0.8	$1.0	$1.5
Foreign currency transactions (a)	(0.8)	(1.2)	(4.2)	(1.0)
Net periodic benefit cost (b)	(1.2)	(1.1)	(2.5)	(2.3)
Total other expense – net	$(1.5)	$(1.5)	$(5.7)	$(1.8)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 9: Income Taxes

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. It also includes modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions impacting the Company through fiscal 2027. During the second quarter of fiscal 2026, the Company recognized the impacts of the OBBBA for the provisions currently enacted, including the provision regarding domestic research costs. The Company is continuing to assess provisions that are expected to impact future periods.

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 29.7 percent and 30.1 percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2025 and 2024 was 25.4 percent and 29.2 percent, respectively. The effective tax rates for fiscal 2026 are lower than the prior year and included favorable changes in the mix and amount of foreign and U.S. earnings. The decreases in the effective tax rates for fiscal 2026 were partially offset by impacts associated with provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits, which increased income tax expense during the second quarter of fiscal 2026 by $3.1 million.

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

At September 30, 2025, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $47.3 million and $28.0 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net earnings attributable to Modine	$44.4	$46.1	$95.6	$93.4

Weighted-average shares outstanding – basic	52.7	52.6	52.7	52.5
Effect of dilutive securities	1.1	1.3	1.0	1.4
Weighted-average shares outstanding – diluted	53.8	53.9	53.7	53.9

Earnings per share:
Net earnings per share – basic	$0.84	$0.88	$1.81	$1.78
Net earnings per share – diluted	$0.83	$0.86	$1.78	$1.73

There were no securities that were anti-dilutive in the periods presented above.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$83.8	$71.6
Restricted cash	0.2	0.3
Total cash, cash equivalents and restricted cash	$84.0	$71.9

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	September 30, 2025	March 31, 2025
Raw materials	$361.3	$223.3
Work in process	88.8	65.9
Finished goods	78.7	51.7
Total inventories	$528.8	$340.9

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2025	March 31, 2025
Land	$19.3	$16.4
Buildings and improvements (10-40 years)	279.5	257.7
Machinery and equipment (3-15 years)	902.5	843.7
Office equipment (3-10 years)	97.5	92.6
Construction in progress	76.1	69.5
	1,374.9	1,279.9
Less: accumulated depreciation	(917.9)	(889.4)
Net property, plant and equipment	$457.0	$390.5

The September 30, 2025 and March 31, 2025 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2025 to September 30, 2025.

Climate Solutions
Goodwill, March 31, 2025	$233.9
Acquisitions (a)	50.4
Effect of exchange rate changes	6.4
Goodwill, September 30, 2025	$290.7
____

(a)	During the first six months of fiscal 2026, the Company recorded $25.7 million, $23.6 million, and $1.1 million of goodwill in connection with its acquisition of L.B. White, Climate by Design, and AbsolutAire, respectively. See Note 2 for additional information.

Intangible assets consisted of the following:

	September 30, 2025			March 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$198.4	$(56.5)	$141.9	$145.4	$(47.5)	$97.9
Trade names	69.9	(23.3)	46.6	53.1	(21.2)	31.9
Acquired technology	37.0	(17.9)	19.1	32.6	(15.7)	16.9
Total intangible assets	$305.3	$(97.7)	$207.6	$231.1	$(84.4)	$146.7

In connection with its acquisitions of three businesses during the first half of fiscal 2026, the Company recorded customer relationship, trade name, and acquired technology intangible assets totaling $48.1 million, $15.7 million, and $3.5 million, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company recorded amortization expense of $4.9 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of $10.6 million and $13.8 million for the six months ended September 30, 2025 and 2024, respectively. The Company estimates that it will record approximately $10.0 million of amortization expense during the remainder of fiscal 2026. The Company estimates that it will record approximately $21.0 million, $21.0 million, $20.0 million, $19.0 million, and $19.0 million of annual amortization expense in fiscal 2027 through 2031, respectively.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2025	2024
Beginning balance	$6.5	$10.8
Warranties recorded at time of sale	2.1	1.9
Adjustments to pre-existing warranties	0.6	(0.3)
Settlements	(2.2)	(1.6)
Business acquisitions (a)	0.9	—
Effect of exchange rate changes	(0.1)	0.3
Ending balance	$7.8	$11.1

	Six months ended September 30,
	2025	2024
Beginning balance	$9.2	$10.7
Warranties recorded at time of sale	4.0	3.8
Adjustments to pre-existing warranties	(2.2)	(0.4)
Settlements	(4.3)	(3.3)
Business acquisitions (a)	0.9	—
Effect of exchange rate changes	0.2	0.3
Ending balance	$7.8	$11.1
____

(a)	See Note 2 for additional information on acquisitions during fiscal 2026.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	September 30, 2025	March 31, 2025
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$107.1	$97.2
Finance lease ROU assets (a)	Property, plant and equipment - net	7.0	6.9

Lease Liabilities
Operating lease liabilities	Other current liabilities	$20.7	$18.0
Operating lease liabilities	Other noncurrent liabilities	86.7	80.6
Finance lease liabilities	Long-term debt - current portion	0.5	0.5
Finance lease liabilities	Long-term debt	2.1	2.2
____

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $4.6 million and $4.2 million as of September 30, 2025 and March 31, 2025, respectively.

Components of lease expense

The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Operating lease expense (a)	$10.5	$7.7	$20.2	$14.6
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.3	0.3
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total lease expense	$10.8	$8.0	$20.6	$15.0
____

(a)	For the three and six months ended September 30, 2025, operating lease expense included short-term lease expense of $2.6 million and $5.0 million, respectively. For the three and six months ended September 30, 2024, operating lease expense included short-term lease expense of $1.8 million and $3.1 million, respectively. Variable lease expense was not significant.

During the second quarter of fiscal 2026, the Company signed a 7-year operating lease for a manufacturing facility with future lease payments totaling approximately $44.0 million. The Company expects this lease will commence in the third quarter of fiscal 2026. The Company is increasing its production capacity to support organic growth opportunities within its Data Center business.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

In July 2025, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030. In addition, the credit agreement provides for shorter-duration swingline loans. This credit agreement modified the Company’s then existing revolving credit and term loan facilities, which would have matured in October 2027. In connection with the credit agreement modification, the Company capitalized $2.3 million of debt issuance costs, which will be amortized as interest expense over the term of the debt.

Long-term debt consisted of the following:

	Fiscal year
	of maturity	September 30, 2025	March 31, 2025

Revolving credit facility	2031	$265.0	$30.0
Term loans	2031	200.0	193.7
5.9% Senior Notes	2029	87.5	100.0
5.8% Senior Notes	2027	16.7	16.7
Finance lease obligations		2.6	2.7
		571.8	343.1
Less: current portion		(43.9)	(44.8)
Less: unamortized debt issuance costs		(2.1)	(1.6)
Total long-term debt		$525.8	$296.7

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2026	$26.1
2027	43.9
2028	35.6
2029	35.5
2030	10.1
2031 & beyond	420.6
Total	$571.8

Borrowings under the revolving credit, swingline and term loan facility bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At September 30, 2025, the interest rate for revolving credit facility borrowings and the term loan was 5.5 percent and 5.4 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At September 30, 2025, the Company’s borrowings under its revolving credit facilities totaled $265.0 million and domestic letters of credit totaled $6.2 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $128.8 million as of September 30, 2025. At September 30, 2025 and March 31, 2025, the Company had no borrowings under the swingline facility. At March 31, 2025, the Company’s borrowings under its revolving credit facility totaled $30.0 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $12.4 million and $9.3 million at September 30, 2025 and March 31, 2025, respectively.

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

Financial covenants within the credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of September 30, 2025, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2025 and March 31, 2025, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $105.3 million and $116.6 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $14.1 million and $15.8 million as of September 30, 2025 and March 31, 2025, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2025				Six months ended September 30, 2025
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(29.6)	$(103.0)	$0.7	$(131.9)	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income (loss) before reclassifications	(5.9)	—	(1.3)	(7.2)	41.3	—	0.1	41.4
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1	—	2.2	—	2.2
Realized losses - net (b)	—	—	0.3	0.3	—	—	0.8	0.8
Income taxes	—	(0.3)	0.3	—	—	(0.6)	(0.2)	(0.8)
Total other comprehensive income (loss)	(5.9)	0.8	(0.7)	(5.8)	41.3	1.6	0.7	43.6

Ending balance	$(35.5)	$(102.2)	$—	$(137.7)	$(35.5)	$(102.2)	$—	$(137.7)

	Three months ended September 30, 2024				Six months ended September 30, 2024
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(69.7)	$(99.9)	$0.1	$(169.5)	$(62.8)	(100.7)	0.1	$(163.4)

Other comprehensive income before reclassifications	20.7	—	0.4	21.1	13.8	—	0.4	14.2
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.0	—	1.0	—	2.1	—	2.1
Realized gains - net (b)	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Income taxes	—	(0.2)	(0.1)	(0.3)	—	(0.5)	(0.1)	(0.6)
Total other comprehensive income	20.7	0.8	0.2	21.7	13.8	1.6	0.2	15.6

Ending balance	$(49.0)	$(99.1)	$0.3	$(147.8)	$(49.0)	$(99.1)	$0.3	$(147.8)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

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

	Three months ended September 30, 2025				Three months ended September 30, 2024
			Corporate				Corporate
	Climate	Performance	and		Climate	Performance	and
	Solutions	Technologies	eliminations	Total	Solutions	Technologies	eliminations	Total
External sales	$454.1	$284.8	$—	$738.9	$366.4	$291.6	$—	$658.0
Inter-segment sales	0.3	1.5	(1.8)	—	—	5.9	(5.9)	—
Net sales	454.4	286.3	(1.8)	738.9	366.4	297.5	(5.9)	658.0
Cost of sales	342.4	232.2	(0.6)	574.0	260.1	237.4	(5.1)	492.4
Gross profit	112.0	54.1	(1.2)	164.9	106.3	60.1	(0.8)	165.6
Selling, general and administrative expenses	47.4	19.7	17.1	84.2	40.1	26.3	19.4	85.8
Restructuring expenses	2.4	0.6	0.1	3.1	1.5	3.0	—	4.5
Impairment charge	—	4.1	—	4.1	—	—	—	—
Operating income	$62.2	$29.7	$(18.4)	$73.5	$64.7	$30.8	$(20.2)	$75.3

	Six months ended September 30, 2025				Six months ended September 30, 2024
			Corporate				Corporate
	Climate	Performance	and		Climate	Performance	and
	Solutions	Technologies	eliminations	Total	Solutions	Technologies	eliminations	Total
External sales	$851.4	$570.3	$—	$1,421.7	$723.6	$595.9	$—	$1,319.5
Inter-segment sales	0.4	1.5	(1.9)	—	0.1	10.6	(10.7)	—
Net sales	851.8	571.8	(1.9)	1,421.7	723.7	606.5	(10.7)	1,319.5
Cost of sales	626.9	465.8	(1.3)	1,091.4	516.6	482.9	(8.2)	991.3
Gross profit	224.9	106.0	(0.6)	330.3	207.1	123.6	(2.5)	328.2
Selling, general and administrative expenses	92.1	41.6	35.4	169.1	80.9	53.1	34.6	168.6
Restructuring expenses	3.7	4.1	0.1	7.9	1.7	8.2	—	9.9
Impairment charge	—	4.1	—	4.1	—	—	—	—
Operating income	$129.1	$56.2	$(36.1)	$149.2	$124.5	$62.3	$(37.1)	$149.7

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Climate Solutions	$26.8	$7.7	$46.7	$23.7
Performance Technologies	5.1	5.7	12.4	16.5
Corporate	—	0.1	0.3	0.1
Total capital expenditures	$31.9	$13.5	$59.4	$40.3

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Depreciation and amortization expense:
Climate Solutions	$11.4	$12.6	$22.6	$24.5
Performance Technologies	7.8	7.2	15.3	14.2
Corporate	0.5	0.2	0.8	0.4
Total depreciation and amortization expense	$19.7	$20.0	$38.7	$39.1

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	September 30, 2025	March 31, 2025
Assets:
Climate Solutions	$705.6	$448.7
Performance Technologies	382.2	371.1
Other (a)	1,298.1	1,097.8
Total assets	$2,385.9	$1,917.6
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended September 30, 2025 was the second quarter of fiscal 2026.

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

On May 31, 2025, we acquired LBW Holding Corp. (“L.B. White”) for $110.5 million. Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White has annual sales of approximately $75.0 million and is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries.

On July 1, 2025, we acquired Climate by Design International (“Climate by Design”) for $64.4 million. Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers and has annual sales of approximately $45.0 million.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Second quarter highlights

Net sales in the second quarter of fiscal 2026 increased $80.9 million, or 12 percent, from the second quarter of fiscal 2025, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. Cost of sales increased $81.6 million, or 17 percent. Gross profit decreased $0.7 million. Gross margin declined 290 basis points to 22.3 percent, primarily due to lower gross margin in the Climate Solutions segment, largely driven by temporary operating inefficiencies associated with our rapid expansion of data center manufacturing capacity. Selling, general and administrative (“SG&A”) expenses decreased $1.6 million. We recorded a $4.1 million impairment charge in our Performance Technology segment related to a technical service center and administrative support facility in Germany, which we expect to sell during the second half of fiscal 2026. Operating income of $73.5 million during the second quarter of fiscal 2026 decreased $1.8 million from the prior year, primarily due to the impairment charge, partially offset by lower SG&A and restructuring expenses.

Year-to-date highlights

Net sales in the first six months of fiscal 2026 increased $102.2 million, or 8 percent, from the same period last year, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. Cost of sales increased $100.1 million, or 10 percent, from the same period last year. Gross profit increased $2.1 million, yet gross margin declined 170 basis points to 23.2 percent. SG&A expenses increased $0.5 million. Operating income of $149.2 million during the first six months of fiscal 2026 decreased $0.5 million from the prior year, primarily due to the impairment charge recorded during the second quarter, partially offset by higher gross profit and lower restructuring expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,				Six months ended September 30,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$738.9	100.0%	$658.0	100.0%	$1,421.7	100.0%	$1,319.5	100.0%
Cost of sales	574.0	77.7%	492.4	74.8%	1,091.4	76.8%	991.3	75.1%
Gross profit	164.9	22.3%	165.6	25.2%	330.3	23.2%	328.2	24.9%
Selling, general and administrative expenses	84.2	11.4%	85.8	13.0%	169.1	11.9%	168.6	12.8%
Restructuring expenses	3.1	0.4%	4.5	0.7%	7.9	0.6%	9.9	0.8%
Impairment charge	4.1	0.6%	—	—	4.1	0.3%	—	—
Operating income	73.5	9.9%	75.3	11.4%	149.2	10.5%	149.7	11.3%
Interest expense	(8.3)	(1.1)%	(7.4)	(1.1)%	(14.1)	(1.0)%	(14.9)	(1.1)%
Other expense – net	(1.5)	(0.2)%	(1.5)	(0.2)%	(5.7)	(0.4)%	(1.8)	(0.1)%
Earnings before income taxes	63.7	8.6%	66.4	10.1%	129.4	9.1%	133.0	10.1%
Provision for income taxes	(18.9)	(2.6)%	(20.0)	(3.0)%	(32.9)	(2.3)%	(38.8)	(2.9)%
Net earnings	$44.8	6.1%	$46.4	7.1%	$96.5	6.8%	$94.2	7.1%

Comparison of the three months ended September 30, 2025 and 2024

Second quarter net sales of $738.9 million were $80.9 million, or 12 percent, higher than the second quarter of the prior year, primarily due to $88.0 million of higher sales in our Climate Solutions segment, driven by sales growth to hyperscale and colocation data center customers in North America and $28.1 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses. The higher sales in the Climate Solutions segment were partially offset by lower sales in our Performance Technologies segment, which decreased $11.2 million, largely due to market weakness. Foreign currency exchange rates favorably impacted sales by $9.4 million.

Second quarter cost of sales increased $81.6 million, or 17 percent, primarily due to higher sales volume in the Climate Solutions segment and a $7.8 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by temporary operating inefficiencies in the Climate Solutions segment, largely due to the rapid expansion of manufacturing capacity for data center products, and higher raw material costs, which increased approximately $5.0 million. These drivers, which increased cost of sales, were partially offset by lower sales volume and improved operating efficiencies in the Performance Technologies segment. As a percentage of sales, cost of sales increased 290 basis points to 77.7 percent, primarily due to the absence of commercial pricing settlements and the recognition of sales tax credits in Brazil, both of which favorably impacted the prior year, higher material costs, and temporary operating inefficiencies.

As a result of higher sales and higher cost of sales as a percentage of sales, second quarter gross profit decreased $0.7 million and gross margin declined 290 basis points to 22.3 percent.

Second quarter SG&A expenses decreased $1.6 million, or 2 percent. As a percentage of sales, SG&A expenses decreased by 160 basis points. The decrease in SG&A expenses was driven by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions, and lower incentive compensation expense. These drivers, which decreased SG&A, were partially offset by higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired businesses. Other costs directly associated with acquisition and integration activities increased $2.3 million.

Restructuring expenses decreased $1.4 million compared with the second quarter of fiscal 2025, primarily due to lower severance expenses in the Performance Technologies segment, partially offset by higher severance expenses in the Climate Solutions segment.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge in the Performance Technologies segment related to a technical service center and administrative support facility in Germany, which we expect to sell during the second half of fiscal 2026.

Operating income of $73.5 million in the second quarter of fiscal 2026 decreased $1.8 million compared with the second quarter of fiscal 2025, primarily due to the $4.1 million impairment charge, partially offset by lower SG&A and restructuring expenses.

Interest expense during the second quarter of fiscal 2026 increased $0.9 million compared with the second quarter of fiscal 2025, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

The provision for income taxes was $18.9 million and $20.0 million in the second quarter of fiscal 2026 and 2025, respectively. The $1.1 million decrease included favorable changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year. The decrease in the provision for income taxes for fiscal 2026 was partially offset by impacts associated with provisions of the One Big Beautiful Bill Act (“OBBBA”) on state deferred taxes and the utilization of foreign tax credits, which increased the income tax provision during the second quarter of fiscal 2026 by $3.1 million. The Company is continuing to assess provisions of the OBBBA that are expected to impact future periods.

Comparison of the six months ended September 30, 2025 and 2024

Fiscal 2026 year-to-date net sales of $1,421.7 million were $102.2 million, or 8 percent, higher than the same period last year, primarily due to $128.1 million of higher sales in our Climate Solutions segment, including $38.1 million of incremental sales from the acquired businesses and organic sales growth to hyperscale and colocation data center customers. The higher sales in the Climate Solutions segment were partially offset by $34.7 million of lower sales in our Performance Technologies segment, largely due to market weakness. Foreign currency exchange rates favorably impacted sales by $17.5 million.

Fiscal 2026 year-to-date cost of sales of $1,091.4 million increased $100.1 million, or 10 percent, primarily due to higher sales volume in the Climate Solutions segment and a $14.3 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by temporary operating inefficiencies in the Climate Solutions segment, largely due to the rapid expansion of manufacturing capacity for data center products, and higher raw material costs, which increased approximately $7.0 million. These drivers, which increased cost of sales, were partially offset by lower sales volume and improved operating efficiencies in the Performance Technologies segment. As a percentage of sales, cost of sales increased 170 basis points to 76.8 percent, primarily due to higher material and labor costs and the absence of commercial pricing settlements and sales tax credits, which favorably impacted the prior year.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $2.1 million and gross margin declined 170 basis points to 23.2 percent.

Fiscal 2026 year-to-date SG&A expenses increased $0.5 million. As a percentage of sales, SG&A expenses decreased by 90 basis points. The increase in SG&A expenses includes higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired businesses. Other costs directly associated with acquisition and integration activities increased $3.7 million. These drivers, which increased SG&A expenses, were partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions, and lower incentive compensation expense.

Restructuring expenses during the first six months of fiscal 2026 decreased $2.0 million compared with the same period last year, primarily due to lower severance expenses in the Performance Technologies segment, partially offset by higher severance expenses in the Climate Solutions segment.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge in the Performance Technologies segment related to a technical service center and administrative support facility in Germany, which we expect to sell during the second half of fiscal 2026.

Operating income of $149.2 million in the first six months of fiscal 2026 decreased $0.5 million compared with the same period last year, primarily due to the $4.1 million impairment charge, partially offset by higher gross profit and lower restructuring expenses.

Interest expense during the first six months of fiscal 2026 decreased $0.8 million compared with the same period last year, primarily due to favorable changes in interest rates, partially offset by higher average outstanding borrowings on our revolving credit facility.

Other net expenses during the first six months of fiscal 2026 increased $3.9 million compared with the same period last year, primarily due to an increase in net foreign currency transaction losses.

The provision for income taxes was $32.9 million and $38.8 million during the first six months of fiscal 2026 and 2025, respectively. The $5.9 million decrease included favorable changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year. The decrease in the provision for income taxes for fiscal 2026 was partially offset by impacts associated with provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits, which increased the income tax provision during the second quarter of fiscal 2026 by $3.1 million. The Company is continuing to assess provisions of the OBBBA that are expected to impact future periods.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2025 and 2024:

Climate Solutions

	Three months ended September 30,				Six months ended September 30,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$454.4	100.0%	$366.4	100.0%	$851.8	100.0%	$723.7	100.0%
Cost of sales	342.4	75.4%	260.1	71.0%	626.9	73.6%	516.6	71.4%
Gross profit	112.0	24.6%	106.3	29.0%	224.9	26.4%	207.1	28.6%
Selling, general and administrative expenses	47.4	10.4%	40.1	11.0%	92.1	10.8%	80.9	11.2%
Restructuring expenses	2.4	0.5%	1.5	0.4%	3.7	0.4%	1.7	0.2%
Operating income	$62.2	13.7%	$64.7	17.6%	$129.1	15.2%	$124.5	17.2%

Comparison of the three months ended September 30, 2025 and 2024

Climate Solutions net sales increased $88.0 million, or 24 percent, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to higher sales volume and a $5.1 million favorable impact of foreign currency exchange rates. Compared with the second quarter of the prior year, sales of data center, HVAC technologies, and heat transfer solution products increased $67.4 million, $17.1 million, and $3.2 million, respectively. The higher data center product sales include sales growth to hyperscale and colocation customers in North America and Europe. The higher HVAC technologies product sales are primarily driven by $28.1 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses, partially offset by lower sales of other heating and indoor air quality products. The increase in sales of heat transfer products was partially offset by the absence of commercial pricing settlements with heat pump customers in Europe, which had a favorable impact during the prior year.

Climate Solutions cost of sales increased $82.3 million, or 32 percent, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to higher sales volume, temporary operating inefficiencies, largely due to the rapid expansion of manufacturing capacity in the U.S. for data center products, and higher raw material costs, which increased approximately $4.0 million. In addition, cost of sales was negatively impacted by $4.1 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 440 basis points to 75.4 percent, primarily due to the temporary operating inefficiencies, the absence of the commercial pricing settlements in the prior year, and higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $5.7 million and gross margin declined 440 basis points to 24.6 percent.

Climate Solutions SG&A expenses increased $7.3 million compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 60 basis points. The increase in SG&A expenses was primarily driven by higher compensation-related expenses and increases across other general and administrative expenses, including costs to support strategic growth initiatives. The higher compensation-related expenses, which increased approximately $6.0 million, also included expenses from the acquired businesses. These increases were partially offset by lower amortization expense, which decreased $2.2 million. The lower amortization expense was primarily driven by an order backlog intangible asset, which we recorded in connection with our acquisition of Scott Springfield Mfg. Inc. and finished amortizing during the first quarter of fiscal 2026.

Restructuring expenses increased $0.9 million compared with the second quarter of fiscal 2025, primarily due to higher severance expenses, partially offset by lower equipment transfer costs.

Operating income of $62.2 million decreased $2.5 million from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Comparison of the six months ended September 30, 2025 and 2024

Climate Solutions year-to-date net sales increased $128.1 million, or 18 percent, from the same period last year, primarily due to higher sales volume, and an $11.2 million favorable impact of foreign currency exchange rates. Compared with the same period in the prior year, sales of data center, HVAC technologies, and heat transfer solutions products increased $91.7 million, $34.3 million, and $1.8 million respectively. The higher data center product sales include sales growth to hyperscale and colocation customers in North America and Europe. The higher HVAC technologies product sales are primarily driven by $38.1 million of incremental sales from the acquired businesses. The increase in sales of heat transfer products was partially offset by the absence of commercial pricing settlements with heat pump customers in Europe, which had a favorable impact during the prior year.

Climate Solutions year-to-date cost of sales increased $110.3 million, or 21 percent, from the same period last year, primarily due to higher sales volume and an $8.8 million unfavorable impact of foreign currency exchange rates.  In addition, cost of sales was negatively impacted by temporary operating inefficiencies, largely due to the rapid expansion of manufacturing capacity in the U.S. for data center products, and higher raw material costs, which increased approximately $4.0 million. As a percentage of sales, cost of sales increased 220 basis points to 73.6 percent, primarily due to the temporary operating inefficiencies, the absence of the commercial pricing settlements in the prior year, and higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $17.8 million and gross margin declined 220 basis points to 26.4 percent.

Climate Solutions year-to-date SG&A expenses increased $11.2 million, yet decreased 40 basis points as a percentage of sales.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses and increases across other general and administrative expenses. The higher compensation-related expenses, which increased approximately $12.0 million, includes expenses from the acquired businesses. This increase was partially offset by lower amortization expense, which decreased $3.3 million.

Restructuring expenses during the first six months of fiscal 2026 increased $2.0 million compared with the same period last year, primarily due to higher severance expenses, partially offset by lower costs related to transferring production and warehousing for certain product lines.

Operating income of $129.1 million during the first six months of fiscal 2026 increased $4.6 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended September 30,				Six months ended September 30,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$286.3	100.0%	$297.5	100.0%	$571.8	100.0%	$606.5	100.0%
Cost of sales	232.2	81.1%	237.4	79.8%	465.8	81.5%	482.9	79.6%
Gross profit	54.1	18.9%	60.1	20.2%	106.0	18.5%	123.6	20.4%
Selling, general and administrative expenses	19.7	6.9%	26.3	8.8%	41.6	7.3%	53.1	8.7%
Restructuring expenses	0.6	0.2%	3.0	1.0%	4.1	0.7%	8.2	1.4%
Impairment charge	4.1	1.4%	—	—	4.1	0.7%	—	—
Operating income	$29.7	10.4%	$30.8	10.4%	$56.2	9.8%	$62.3	10.3%

Comparison of the three months ended September 30, 2025 and 2024

Performance Technologies net sales decreased $11.2 million, or 4 percent, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to lower sales volume in North America, largely due to market weakness, our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives, and, to a lesser extent, the absence of sales tax credits recognized in Brazil during the prior year. These decreases were partially offset by higher average selling prices, and a $4.3 million favorable impact of foreign currency exchange rates. Compared with the second quarter of the prior year, sales of on-highway application and heavy-duty equipment products decreased $6.5 million and $0.3 million, respectively.

Performance Technologies cost of sales decreased $5.2 million, or 2 percent, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by a $3.7 million unfavorable impact of foreign currency exchange rates and higher raw material costs, which increased approximately $1.0 million. As a percentage of sales, cost of sales increased 130 basis points to 81.1 percent, primarily due to the unfavorable impact of lower sales and higher material costs, partially offset by improved operating efficiencies.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $6.0 million and gross margin declined 130 basis points to 18.9 percent.

Performance Technologies SG&A expenses decreased $6.6 million compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 190 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $8.0 million and included the benefits of previous restructuring actions.

Restructuring expenses decreased $2.4 million compared with the second quarter of the prior year, primarily due to lower severance expenses in Europe.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell.

Operating income of $29.7 million decreased $1.1 million from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to lower gross profit and the impairment charge recorded in the current year, partially offset by lower SG&A and restructuring expenses.

Comparison of the six months ended September 30, 2025 and 2024

Performance Technologies year-to-date net sales decreased $34.7 million, or 6 percent, from the same period last year, primarily due to lower sales volume, largely due to market weakness, our strategic exit from lower-margin business, and, to a lesser extent, the absence of sales tax credits recognized in Brazil during the prior year. These decreases were partially offset by a $6.3 million favorable impact of foreign currency exchanges rates. Compared with the same period in the prior year, sales of on-highway applications and heavy-duty equipment products decreased $21.1 million and $4.5 million, respectively.

Performance Technologies year-to-date cost of sales decreased $17.1 million, or 4 percent, from the same period last year, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by higher raw material costs, which increased approximately $3.0 million, and a $5.5 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 190 basis points to 81.5 percent, primarily due to the unfavorable impact of lower sales and higher material costs, partially offset by improved operating efficiencies.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $17.6 million and gross margin declined 190 basis points to 18.5 percent.

Performance Technologies year-to-date SG&A expenses decreased $11.5 million, or 22 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses decreased by 140 basis points.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $14.0 million and included the benefits of previous restructuring actions.

Restructuring expenses during the first six months of fiscal 2026 decreased $4.1 million compared with the same period last year, primarily due to lower severance expenses in Europe, partially offset by higher severance expenses in North America.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell.

Operating income of $56.2 million during the first six months of fiscal 2026 decreased $6.1 million from the same period last year, primarily due to lower gross profit and the impairment charge recorded in the current year, partially offset by lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2025 of $83.8 million, and available borrowing capacity of $128.8 million under our revolving credit facility. Given our extensive international operations, approximately $53.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended September 30, 2025 was $29.1 million, which represents a $68.7 million decrease compared with the same period in the prior year. This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, as compared with the same period in the prior year. The unfavorable changes in working capital include the impact of higher inventory levels and higher payments for incentive compensation. Our Climate Solutions segment has increased inventory levels in fiscal 2026, primarily to support growing customer demand for data center products in the U.S. These drivers were partially offset by the favorable impact of increases in accounts payable, which largely results from the higher inventory levels.

Capital expenditures

Capital expenditures of $59.4 million during the first six months of fiscal 2026 increased $19.1 million compared with the same period in the prior year. During the second quarter of fiscal 2026, we announced a new plan to invest an incremental $100.0 million over the next twelve months to expand our manufacturing capacity in the U.S. for data center products.

Business acquisitions

We are focused on acquiring businesses that we expect will accelerate our strategic growth. During the first half of fiscal 2026, we made cash payments totaling $182.1 million to acquire L.B. White, Climate by Design, and AbsolutAire. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Debt

During the first six months of fiscal 2026, borrowings on our credit facilities, net of repayments, totaled $224.6 million. We primarily used the incremental borrowings to fund our acquisitions of L.B. White and Climate by Design, which closed on May 31, 2025 and July 1, 2025, respectively.

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

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below. Indebtedness under our credit agreements is secured by liens on substantially all domestic assets, excluding real estate. These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments, including dividends. Also, the credit agreements may require prepayments in the event of certain asset sales.

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

As of September 30, 2025, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during the remainder of fiscal 2026 and beyond.

U.S. pension plan termination

In June 2024, we approved the termination of our U.S. pension plan. We offered certain participants the option to receive their pension benefits in the form of a lump-sum distribution and plan to purchase annuity contracts to transfer our remaining obligations under the plan. In connection with the plan termination, we expect to make additional cash contributions in the range of $20.0 million to $25.0 million to fully fund the plan, on a plan termination basis, and to record non-cash pension settlement charges totaling approximately $120.0 million to $125.0 million during the second half of fiscal 2026. The timing and amount of the final cash contribution and settlement charges could materially differ from our estimates due to the nature and timing of participant settlements, prevailing market and economic conditions, the duration of the termination process, or other factors.

Share repurchase program

We did not purchase shares under our share repurchase program during the first half of fiscal 2026. As of September 30, 2025, we had $81.6 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares under the program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market risks:

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions, and military conflicts, including the conflicts in Ukraine and in the Middle East and tension in the Red Sea;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;
●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling and electric vehicles, and the impacts of any threats or changes to the market growth prospects for our customers;

●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks:

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and warranty claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;

●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;
●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic risks:

●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses;
●	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from our other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial risks:

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2026:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
July 1 - July 31, 2025	—	$—	—	$81,600,955

August 1 - August 31, 2025	4,130 (b)	$138.45	—	$81,600,955

September 1 - September 30, 2025	—	$—	—	$81,600,955

Total	4,130	$138.45	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

On September 20, 2025, Suresh V. Garimella, a director, terminated the Rule 10b5-1 trading plan that he adopted on May 23, 2025, which was previously scheduled to expire on September 2, 2027. Subsequently, on September 20, 2025, Mr. Garimella adopted a Stock Sale Plan (“the Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of 20,000 shares of Modine common stock subject to a specified schedule and other terms and conditions, beginning December 20, 2025 and ending on June 29, 2027.

During the three months ended September 30, 2025, no other director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Offer Letter dated as of August 26, 2025, by and between the Company and Jeremy Patten.		X

10.2	Form of Fiscal 2027 Performance Stock Award Agreement.		X

10.3	Form of Fiscal 2027 Restricted Stock Unit Award Agreement.		X

10.4	Form of Performance Stock Award Agreement with Jeremy Patten.		X

10.5	Form of Restricted Stock Award Agreement with Jeremy Patten.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

10.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

10.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: October 29, 2025

* Executing as both the principal financial officer and a duly authorized officer of the Company