Form 10-Q
period 2025-12-31
MODINE MANUFACTURING CO
filed 2026-02-05
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,731,197 at January 30, 2026.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2025 and 2024

(In millions, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net sales	$805.0	$616.8	$2,226.7	$1,936.3
Cost of sales	618.9	467.2	1,710.3	1,458.5
Gross profit	186.1	149.6	516.4	477.8
Selling, general and administrative expenses	89.3	82.0	258.4	250.6
Restructuring expenses	7.5	8.3	15.4	18.2
Impairment charge	—	—	4.1	—
Operating income	89.3	59.3	238.5	209.0
Interest expense	(8.9)	(6.2)	(23.0)	(21.1)
Pension termination charge	(116.1)	—	(116.1)	—
Other (expense) income – net	(2.8)	1.1	(8.5)	(0.7)
(Loss) earnings before income taxes	(38.5)	54.2	90.9	187.2
Provision for income taxes	(8.3)	(13.0)	(41.2)	(51.8)
Net (loss) earnings	(46.8)	41.2	49.7	135.4
Net earnings attributable to noncontrolling interest	(0.6)	(0.2)	(1.5)	(1.0)
Net (loss) earnings attributable to Modine	$(47.4)	$41.0	$48.2	$134.4

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.90)	$0.78	$0.91	$2.56
Diluted	$(0.90)	$0.76	$0.90	$2.49

Weighted-average shares outstanding:
Basic	52.8	52.7	52.7	52.6
Diluted	52.8	53.9	53.7	53.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and nine months ended December 31, 2025 and 2024

(In millions)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net (loss) earnings	$(46.8)	$41.2	$49.7	$135.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	4.1	(48.9)	45.9	(34.8)
Defined benefit plans	105.8	0.8	107.4	2.4
Cash flow hedges	—	(0.1)	0.7	0.1
Total other comprehensive income (loss)	109.9	(48.2)	154.0	(32.3)

Comprehensive income (loss)	63.1	(7.0)	203.7	103.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	0.5	(1.8)	(0.6)
Comprehensive income (loss) attributable to Modine	$62.7	$(6.5)	$201.9	$102.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and March 31, 2025

(In millions, except per share amounts)

(Unaudited)

	December 31, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$98.7	$71.6
Trade accounts receivable – net	569.1	478.9
Inventories	542.9	340.9
Other current assets	93.0	69.8
Total current assets	1,303.7	961.2
Property, plant and equipment – net	479.6	390.5
Intangible assets – net	203.4	146.7
Goodwill	293.4	233.9
Deferred income taxes	43.6	67.0
Other noncurrent assets	159.2	118.3
Total assets	$2,482.9	$1,917.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$1.2	$9.3
Long-term debt – current portion	43.9	44.8
Accounts payable	390.3	290.8
Accrued compensation and employee benefits	86.5	102.7
Other current liabilities	74.3	93.4
Total current liabilities	596.2	541.0
Long-term debt	570.7	296.7
Deferred income taxes	23.3	24.1
Pensions	11.8	29.4
Other noncurrent liabilities	151.1	108.2
Total liabilities	1,353.1	999.4
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 56.9 million and 56.5 million shares	35.5	35.3
Additional paid-in capital	327.1	310.8
Retained earnings	891.2	843.0
Accumulated other comprehensive loss	(27.6)	(181.3)
Treasury stock, at cost, 4.1 million shares	(104.4)	(97.6)
Total Modine shareholders’ equity	1,121.8	910.2
Noncontrolling interest	8.0	8.0
Total equity	1,129.8	918.2
Total liabilities and equity	$2,482.9	$1,917.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2025 and 2024

(In millions)

(Unaudited)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$49.7	$135.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.1	58.5
Impairment charge	4.1	—
Pension termination charge	116.1	—
Stock-based compensation expense	14.1	16.7
Deferred income taxes	0.1	8.5
Other – net	6.3	5.2
Changes in operating assets and liabilities:
Trade accounts receivable	(56.4)	(11.6)
Inventories	(161.3)	13.2
Accounts payable	93.8	(19.3)
Other assets and liabilities	(71.8)	(48.1)
Net cash provided by operating activities	53.8	158.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(101.2)	(56.3)
Payments for business acquisitions, net of cash acquired	(182.4)	(3.4)
Other – net	3.5	0.6
Net cash used for investing activities	(280.1)	(59.1)

Cash flows from financing activities:
Borrowings of debt	700.5	355.0
Repayments of debt	(433.4)	(406.0)
Repayments on bank overdraft facilities – net	(8.8)	(9.6)
Purchases of treasury stock	(6.8)	(12.3)
Dividends paid to noncontrolling interest	(1.8)	(0.4)
Other – net	1.9	0.9
Net cash provided by (used for) financing activities	251.6	(72.4)

Effect of exchange rate changes on cash	1.7	(3.2)
Net increase in cash, cash equivalents and restricted cash	27.0	23.8

Cash, cash equivalents and restricted cash – beginning of period	71.9	60.3
Cash, cash equivalents and restricted cash – end of period	$98.9	$84.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and nine months ended December 31, 2025

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2025	56.5	$35.3	$310.8	$843.0	$(181.3)	$(97.6)	$8.0	$918.2
Net earnings	—	—	—	51.2	—	—	0.5	51.7
Other comprehensive income	—	—	—	—	49.4	—	0.5	49.9
Stock options and awards	0.1	0.1	0.4	—	—	—	—	0.5
Purchases of treasury stock	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2025	56.6	$35.4	$316.5	$894.2	$(131.9)	$(102.7)	$7.2	$1,018.7
Net earnings	—	—	—	44.4	—	—	0.4	44.8
Other comprehensive loss	—	—	—	—	(5.8)	—	—	(5.8)
Stock options and awards	0.2	0.1	1.8	—	—	—	—	1.9
Purchases of treasury stock	—	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	2.1	—	—	—	—	2.1
Balance, September 30, 2025	56.8	$35.5	$320.4	$938.6	$(137.7)	$(103.3)	$7.6	$1,061.1
Net (loss) earnings	—	—	—	(47.4)	—	—	0.6	(46.8)
Other comprehensive income (loss)	—	—	—	—	110.1	—	(0.2)	109.9
Stock options and awards	0.1	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	6.7	—	—	—	—	6.7
Balance, December 31, 2025	56.9	$35.5	$327.1	$891.2	$(27.6)	$(104.4)	$8.0	$1,129.8

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2025.

Supplier finance program

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from a financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable on the consolidated balance sheets, totaled $13.7 million and $15.5 million at December 31, 2025 and March 31, 2025, respectively.

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

Note 2: Acquisitions and Dispositions

The Company acquired three businesses during the first and second quarters of fiscal 2026: AbsolutAire, Inc. (“AbsolutAire”), LBW Holding Corp. (“L.B. White”), and Climate by Design International (“Climate by Design”). Since the date of each acquisition, the Company has reported the financial results of these businesses within the Climate Solutions segment. At the time the December 31, 2025 financial statements were finalized, the Company was continuing its review of the fair value estimates for certain assets acquired and liabilities assumed. As part of its purchase accounting and integration activities, the Company is in the process of assessing, refining and harmonizing the internal controls and accounting processes of the acquired businesses with those of the Company. As part of this process, the Company is reviewing the appropriateness of accruals and reserves, including those related to accounts receivable, inventory, and product warranties. As such, the allocations of the purchase prices presented below are considered preliminary. The Company expects to complete its accounting for the acquisitions of AbsolutAire, L.B. White, and Climate by Design by the end of fiscal 2026. During the first nine months of fiscal 2026, the operating results for the acquired companies were not material. The Company has not presented supplemental pro forma financial information for these acquisitions since they are not material, individually or in the aggregate, to the Company’s consolidated financial statements.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Acquisition of AbsolutAire

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire for consideration totaling $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems. This acquisition supports the Company’s growth strategy by expanding its heating and indoor air quality product portfolios and also broadens its customer base in the commercial, industrial, food service, and warehousing sectors. For the three and nine months ended December 31, 2025, the Company included net sales of $7.0 million and $18.7 million, respectively, within its consolidated statements of operations attributable to AbsolutAire.

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

Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portables heating. This acquisition expands the Company’s product portfolio and also broadens its network into adjacent heating markets. For the three and nine months ended December 31, 2025, the Company included net sales of $25.6 million and $44.7 million, respectively, within its consolidated statements of operations attributable to L.B. White.

During the third quarter of fiscal 2026 and in connection with harmonizing internal controls and accounting processes at L.B. White, the Company identified and recorded measurement period adjustments, primarily related to inventory and associated reserves. These adjustments, including the impact on deferred income taxes, resulted in an increase to goodwill of $1.4 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company’s preliminary allocation of the purchase price for its acquisition of L.B. White is as follows:

Cash and cash equivalents	$2.8
Trade accounts receivable	10.2
Inventories	17.1
Property, plant and equipment	15.9
Intangible assets	50.1
Goodwill	27.1
Other assets	1.0
Accounts payable	(1.8)
Accrued compensation and employee benefits	(1.9)
Deferred income taxes	(8.3)
Other liabilities	(1.7)
Purchase price	$110.5

The Company engaged third-party valuation specialists to assist in estimating the fair value of assets acquired. The third-party valuations utilized assumptions developed by management and other information compiled by management, including, but not limited to, future expected cash flows. The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $27.1 million, none of which is expected to be deductible for income tax purposes. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition includes L.B. White’s workforce and anticipated future revenue and cost synergies.

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

Customer relationships represent the estimated fair value of L.B. White’s business relationships with existing customers, the majority of which are dealers and/or distributors in the agriculture and portable heating markets. The fair value of customer relationships was determined using the multi-period excess earnings method, in which the value is derived by projecting the future anticipated after-tax cash flows attributable to the customer relationships. Key inputs used in the valuation included future revenue growth rates, customer attrition rates, and discount rates.

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

Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers. This acquisition supports the Company’s growth strategy by expanding its commercial indoor air quality product portfolio. For the three and nine months ended December 31, 2025, the Company included $10.2 million and $17.5 million, respectively, of net sales within its consolidated statements of operations attributable to Climate by Design.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Pending disposition of facilities in Germany

In fiscal 2025, the Company signed a definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm. The Company closed the technical service center earlier in fiscal 2025 and reduced headcount in light of the sale of three automotive businesses in Germany during fiscal 2024. During the second quarter of fiscal 2026 and based upon a lower expected selling price of approximately $5.0 million in light of market and other transaction-specific factors, the Company estimated an implied loss in excess of the building and related assets’ carrying value. As a result, the Company recorded a non-cash impairment charge of $4.1 million during the second quarter of fiscal 2026. As of December 31, 2025 and March 31, 2025, the Company classified $4.6 million and $8.2 million, respectively, of building and related assets as held for sale and presented them within other current assets on its consolidated balance sheets. The Company expects the sale transaction will close during the fourth quarter of fiscal 2026 or the first quarter of fiscal 2027.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended December 31, 2025			Three months ended December 31, 2024
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data centers	$296.9	$—	$296.9	$166.9	$—	$166.9
Heat transfer solutions	138.0	—	138.0	121.3	—	121.3
HVAC technologies	107.1	—	107.1	72.5	—	72.5
Heavy-duty equipment	—	92.4	92.4	—	95.5	95.5
On-highway applications	—	170.6	170.6	—	160.6	160.6
Inter-segment sales	2.6	3.0	5.6	0.1	6.1	6.2
Net sales	$544.6	$266.0	$810.6	$360.8	$262.2	$623.0

Geographic location:
Americas	$416.6	$138.5	$555.1	$255.5	$160.2	$415.7
Europe	122.7	78.6	201.3	97.9	62.1	160.0
Asia	5.3	48.9	54.2	7.4	39.9	47.3
Net sales	$544.6	$266.0	$810.6	$360.8	$262.2	$623.0

	Nine months ended December 31, 2025			Nine months ended December 31, 2024
	Climate	Performance	Segment	Climate	Performance	Segment
	Solutions	Technologies	Total	Solutions	Technologies	Total
Product groups:
Data centers	$710.1	$—	$710.1	$488.4	$—	$488.4
Heat transfer solutions	422.4	—	422.4	403.9	—	403.9
HVAC technologies	260.9	—	260.9	192.0	—	192.0
Heavy-duty equipment	—	300.9	300.9	—	308.5	308.5
On-highway applications	—	532.4	532.4	—	543.5	543.5
Inter-segment sales	3.0	4.5	7.5	0.2	16.7	16.9
Net sales	$1,396.4	$837.8	$2,234.2	$1,084.5	$868.7	$1,953.2

Geographic location:
Americas	$1,016.8	$448.1	$1,464.9	$748.1	$527.6	$1,275.7
Europe	361.0	242.8	603.8	315.3	214.7	530.0
Asia	18.6	146.9	165.5	21.1	126.4	147.5
Net sales	$1,396.4	$837.8	$2,234.2	$1,084.5	$868.7	$1,953.2

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2025	March 31, 2025
Contract assets	$22.1	$13.3
Contract liabilities	31.1	35.1

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Contract assets primarily consist of assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed, and capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement. Contract assets are included within other current assets on the Company’s consolidated balance sheets. The $8.8 million increase in contract assets during the first nine months of fiscal 2026 primarily resulted from an increase in contract assets for revenue recognized over time, partially offset by a decrease in capitalized costs related to the Company’s fulfillment of its performance obligations.

Contract liabilities consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center cooling products and customer-owned tooling. Contract liabilities are included within other current and noncurrent liabilities on the Company’s consolidated balance sheets. The $4.0 million decrease in contract liabilities during the first nine months of fiscal 2026 primarily resulted from the Company’s satisfaction of performance obligations.

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

Note 5: Pensions

During the third quarter of fiscal 2026 and in connection with the previously-announced plan termination, the Company contributed $14.9 million to fully fund its primary U.S. pension plan. In addition, the Company settled all future obligations under the pension plan through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. As a result, the Company recorded a non-cash pension termination charge of $116.1 million during the third quarter of fiscal 2026 to recognize actuarial losses that were previously included within accumulated other comprehensive loss on its consolidated balance sheet.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.7	2.3	6.3	6.8
Expected return on plan assets	(1.5)	(2.2)	(5.8)	(6.5)
Amortization of unrecognized net loss	0.7	1.2	3.1	3.5
Pension termination charge (a)	116.1	—	116.1	—
Net periodic benefit cost	$117.0	$1.3	$119.8	$3.9
____

(a)	As described above, the Company recorded a $116.1 million charge during the third quarter of fiscal 2026 in connection with the termination of its primary U.S. pension plan.

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

The Company calculates stock-based compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $6.7 million and $6.9 million for the three months ended December 31, 2025 and 2024, respectively. The Company recognized stock-based compensation expense of $14.1 million and $16.7 million for the nine months ended December 31, 2025 and 2024, respectively.

During the first nine months of fiscal 2026, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2028.

The weighted-average fair value of stock-based compensation awards granted during the nine months ended December 31, 2025 and 2024 were as follows:

	Nine months ended December 31,
	2025		2024
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$106.93	0.1	$103.98
Restricted stock awards	0.1	$119.39	0.1	$110.99

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

As of December 31, 2025, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$26.2	1.8
Restricted stock awards	7.2	1.8
Total	$33.4	1.8

Note 7: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Employee severance and related benefits	$3.8	$7.3	$10.3	$15.3
Other restructuring and repositioning expenses	3.7	1.0	5.1	2.9
Total	$7.5	$8.3	$15.4	$18.2

During the first nine months of fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses. The severance charges were primarily recorded in Europe and North America and include severance related to targeted headcount reductions intended to reduce selling, general and administrative (“SG&A”) and operational expenses. In addition, as part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize its supply chain and manufacturing footprint in order to support its expansion of manufacturing capacity in the U.S. for data center products and to improve profit margins. These restructuring activities have included transferring the production for certain product lines among its facilities.

During the first nine months of fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses, the majority of which were recorded in the Performance Technologies segment. These severance charges were primarily recorded in Europe and North America and include severance related to the closure of a European technical service center and other targeted headcount reductions. In addition, the Company incurred equipment transfer costs within the Climate Solutions and Performance Technologies segments.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2025	2024
Beginning balance	$6.4	$7.9
Additions (a)	3.0	5.9
Payments	(2.6)	(7.5)
Effect of exchange rate changes	(0.1)	(0.4)
Ending balance	$6.7	$5.9

	Nine months ended December 31,
	2025	2024
Beginning balance	$6.6	$13.0
Additions (a)	9.5	13.9
Payments	(9.6)	(20.8)
Effect of exchange rate changes	0.2	(0.2)
Ending balance	$6.7	$5.9
____

(a)	The fiscal 2026 and 2025 amounts exclude $0.8 million and $1.4 million, respectively, of non-cash severance expense resulting from the accelerated vesting of certain stock-based compensation awards incurred in connection with restructuring actions.

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Interest income	$0.5	$0.5	$1.5	$2.0
Foreign currency transactions (a)	(2.4)	1.8	(6.6)	0.8
Net periodic benefit cost (b)	(0.9)	(1.2)	(3.4)	(3.5)
Total other (expense) income – net	$(2.8)	$1.1	$(8.5)	$(0.7)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost and the $116.1 million pension termination charge recorded in the third quarter of fiscal 2026. See Note 5 for additional information.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 9: Income Taxes

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes the permanent extension of certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. It also includes modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions impacting the Company through fiscal 2027. The Company began recognizing the impacts of the OBBBA for the provisions currently enacted during the second quarter of fiscal 2026, including the provision regarding domestic research costs. The Company is continuing to assess provisions that are expected to impact future periods.

The Company’s effective tax rate for the three months ended December 31, 2025 and 2024 was (21.6) percent and 24.0 percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2025 and 2024 was 45.3 percent and 27.7 percent, respectively. The effective tax rates for fiscal 2026 were negatively impacted by a non-cash pension termination charge of $116.1 million recorded during the third quarter of fiscal 2026; see Note 5 for information regarding the U.S. pension plan termination. The pension termination charge resulted in a net income tax benefit of $13.1 million, which included a $16.8 million income tax detriment recorded to clear disproportionate income tax effects from accumulated other comprehensive loss. In addition, the effective tax rates for fiscal 2026 were negatively impacted by provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits, which increased income tax expense during the three and nine months ended December 31, 2025 by $0.6 million and $3.7 million, respectively.

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

At December 31, 2025, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $48.7 million and $29.0 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net (loss) earnings attributable to Modine	$(47.4)	$41.0	$48.2	$134.4

Weighted-average shares outstanding – basic	52.8	52.7	52.7	52.6
Effect of dilutive securities	—	1.2	1.0	1.3
Weighted-average shares outstanding – diluted	52.8	53.9	53.7	53.9

(Loss) earnings per share:
Net (loss) earnings per share – basic	$(0.90)	$0.78	$0.91	$2.56
Net (loss) earnings per share – diluted	$(0.90)	$0.76	$0.90	$2.49

There were no securities that were anti-dilutive in the periods presented above. For the three months ended December 31, 2025, the total number of potentially-dilutive securities was 1.0 million. However, these securities were not included in the computation of diluted net loss per share, since to do so, would have decreased the loss per share.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$98.7	$71.6
Restricted cash	0.2	0.3
Total cash, cash equivalents and restricted cash	$98.9	$71.9

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	December 31, 2025	March 31, 2025
Raw materials	$380.0	$223.3
Work in process	98.6	65.9
Finished goods	64.3	51.7
Total inventories	$542.9	$340.9

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2025	March 31, 2025
Land	$19.3	$16.4
Buildings and improvements (10-40 years)	285.7	257.7
Machinery and equipment (3-15 years)	894.2	843.7
Office equipment (3-10 years)	95.9	92.6
Construction in progress	91.9	69.5
	1,387.0	1,279.9
Less: accumulated depreciation	(907.4)	(889.4)
Net property, plant and equipment	$479.6	$390.5

The December 31, 2025 and March 31, 2025 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

The following table presents a roll forward of the carrying value of goodwill from March 31, 2025 to December 31, 2025.

Climate Solutions
Goodwill, March 31, 2025	$233.9
Acquisitions (a)	51.8
Effect of exchange rate changes	7.7
Goodwill, December 31, 2025	$293.4
____

(a)	During the first nine months of fiscal 2026, the Company recorded $27.1 million, $23.6 million, and $1.1 million of goodwill in connection with its acquisition of L.B. White, Climate by Design, and AbsolutAire, respectively. See Note 2 for additional information.

Intangible assets consisted of the following:

	December 31, 2025			March 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$199.7	$(60.3)	$139.4	$145.4	$(47.5)	$97.9
Trade names	70.0	(24.3)	45.7	53.1	(21.2)	31.9
Acquired technology	37.0	(18.7)	18.3	32.6	(15.7)	16.9
Total intangible assets	$306.7	$(103.3)	$203.4	$231.1	$(84.4)	$146.7

In connection with its acquisitions of three businesses during the first nine months of fiscal 2026, the Company recorded customer relationship, trade name, and acquired technology intangible assets totaling $48.1 million, $15.7 million, and $3.5 million, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company recorded amortization expense of $5.2 million and $6.9 million for the three months ended December 31, 2025 and 2024, respectively. The Company recorded amortization expense of $15.8 million and $20.7 million for the nine months ended December 31, 2025 and 2024, respectively. The Company estimates that it will record approximately $5.0 million of amortization expense during the remainder of fiscal 2026. The Company estimates that it will record approximately $21.0 million, $21.0 million, $20.0 million, $19.0 million, and $19.0 million of annual amortization expense in fiscal 2027 through 2031, respectively.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2025	2024
Beginning balance	$7.8	$11.1
Warranties recorded at time of sale	2.6	1.8
Adjustments to pre-existing warranties	2.7	(0.3)
Settlements	(3.8)	(1.5)
Effect of exchange rate changes	—	(0.4)
Ending balance	$9.3	$10.7

	Nine months ended December 31,
	2025	2024
Beginning balance	$9.2	$10.7
Warranties recorded at time of sale	6.6	5.6
Adjustments to pre-existing warranties	0.5	(0.7)
Settlements	(8.1)	(4.8)
Business acquisitions (a)	0.9	—
Effect of exchange rate changes	0.2	(0.1)
Ending balance	$9.3	$10.7
____

(a)	See Note 2 for additional information on acquisitions during fiscal 2026.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	December 31, 2025	March 31, 2025
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$135.4	$97.2
Finance lease ROU assets (a)	Property, plant and equipment - net	6.9	6.9

Lease Liabilities
Operating lease liabilities	Other current liabilities	$23.3	$18.0
Operating lease liabilities	Other noncurrent liabilities	114.0	80.6
Finance lease liabilities	Long-term debt - current portion	0.6	0.5
Finance lease liabilities	Long-term debt	1.9	2.2
____

(a)	Finance right of use (“ROU”) assets were recorded net of accumulated amortization of $4.7 million and $4.2 million as of December 31, 2025 and March 31, 2025, respectively.

The increases in operating lease ROU assets and liabilities from March 31, 2025 to December 31, 2025 primarily resulted from the commencement of a 7-year manufacturing facility lease within the Climate Solutions segment. During the third quarter of fiscal 2026, the Company signed a 5-year operating lease for a manufacturing facility with future lease payments totaling approximately $10.0 million. The Company expects this lease will commence during the fourth quarter of fiscal 2026. The Company is increasing its production capacity to support organic growth opportunities within its Data Center business.

Components of lease expense

The components of lease expense were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Operating lease expense (a)	$12.4	$8.5	$32.6	$23.1
Finance lease expense:
Depreciation of ROU assets	0.1	0.1	0.4	0.4
Interest on lease liabilities	—	—	0.1	0.1
Total lease expense	$12.5	$8.6	$33.1	$23.6
____

(a)	For the three and nine months ended December 31, 2025, operating lease expense included short-term lease expense of $3.1 million and $8.1 million, respectively. For the three and nine months ended December 31, 2024, operating lease expense included short-term lease expense of $1.7 million and $4.8 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

In July 2025, the Company executed an amended and restated credit agreement with a syndicate of banks for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030. In addition, the credit agreement provides for shorter-duration swingline loans. This credit agreement modified the Company’s then existing revolving credit and term loan facilities, which would have matured in October 2027. In connection with the credit agreement modification, the Company capitalized $2.3 million of debt issuance costs, which will be amortized as interest expense over the term of the debt. In December 2025, the Company further amended the credit agreement primarily to increase the borrowing capacity under the revolving credit facility by $150.0 million to $550.0 million.

Long-term debt consisted of the following:

	Fiscal year
	of maturity	December 31, 2025	March 31, 2025

Revolving credit facility	2031	$327.0	$30.0
Term loans	2031	197.5	193.7
5.9% Senior Notes	2029	81.3	100.0
5.8% Senior Notes	2027	8.3	16.7
Finance lease obligations		2.5	2.7
		616.6	343.1
Less: current portion		(43.9)	(44.8)
Less: unamortized debt issuance costs		(2.0)	(1.6)
Total long-term debt		$570.7	$296.7

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2026	$8.9
2027	43.9
2028	35.6
2029	35.5
2030	10.1
2031 & beyond	482.6
Total	$616.6

Borrowings under the revolving credit, swingline and term loan facility bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At December 31, 2025, the interest rate for revolving credit facility borrowings and the term loan was 5.1 percent and 5.0 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At December 31, 2025, the Company’s borrowings under its revolving credit facilities totaled $327.0 million and domestic letters of credit totaled $6.2 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $216.8 million as of December 31, 2025. At December 31, 2025 and March 31, 2025, the Company had no borrowings under the swingline facility. At March 31, 2025, the Company’s borrowings under its revolving credit facility totaled $30.0 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $1.2 million and $9.3 million at December 31, 2025 and March 31, 2025, respectively.

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

Financial covenants within the credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of December 31, 2025, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of December 31, 2025 and March 31, 2025, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $90.7 million and $116.6 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $14.0 million and $15.8 million as of December 31, 2025 and March 31, 2025, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2025				Nine months ended December 31, 2025
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(35.5)	$(102.2)	$—	$(137.7)	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income (loss) before reclassifications	4.3	3.1	(0.1)	7.3	45.6	3.1	—	48.7
Reclassifications:
Amortization of unrecognized net loss (a)	—	0.7	—	0.7	—	2.9	—	2.9
Pension termination charge (b)	—	116.1	—	116.1	—	116.1	—	116.1
Realized losses - net (c)	—	—	0.1	0.1	—	—	0.9	0.9
Income taxes (d)	—	(14.1)	—	(14.1)	—	(14.7)	(0.2)	(14.9)
Total other comprehensive income	4.3	105.8	—	110.1	45.6	107.4	0.7	153.7

Ending balance	$(31.2)	$3.6	$—	$(27.6)	$(31.2)	$3.6	$—	$(27.6)

	Three months ended December 31, 2024				Nine months ended December 31, 2024
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(49.0)	$(99.1)	$0.3	$(147.8)	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income (loss) before reclassifications	(48.2)	—	(0.1)	(48.3)	(34.4)	—	0.3	(34.1)
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1	—	3.2	—	3.2
Realized gains - net (c)	—	—	(0.1)	(0.1)	—	—	(0.2)	(0.2)
Income taxes	—	(0.3)	0.1	(0.2)	—	(0.8)	—	(0.8)
Total other comprehensive income (loss)	(48.2)	0.8	(0.1)	(47.5)	(34.4)	2.4	0.1	(31.9)

Ending balance	$(97.2)	$(98.3)	$0.2	$(195.3)	$(97.2)	$(98.3)	$0.2	$(195.3)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	During the third quarter of fiscal 2026, the Company recognized $116.1 million of net actuarial losses related to the termination of its primary U.S. pension plan. See Note 5 for additional information.
(c)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.
(d)	Income taxes related to defined benefit plans include a $13.1 million benefit related to the pension termination charge described above. See Note 9 for additional information.

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

	Three months ended December 31, 2025				Three months ended December 31, 2024
			Corporate				Corporate
	Climate	Performance	and		Climate	Performance	and
	Solutions	Technologies	eliminations	Total	Solutions	Technologies	eliminations	Total
External sales	$542.0	$263.0	$—	$805.0	$360.7	$256.1	$—	$616.8
Inter-segment sales	2.6	3.0	(5.6)	—	0.1	6.1	(6.2)	—
Net sales	544.6	266.0	(5.6)	805.0	360.8	262.2	(6.2)	616.8
Cost of sales	409.5	215.9	(6.5)	618.9	257.7	215.5	(6.0)	467.2
Gross profit	135.1	50.1	0.9	186.1	103.1	46.7	(0.2)	149.6
Selling, general and administrative expenses	50.0	18.7	20.6	89.3	39.6	25.4	17.0	82.0
Restructuring expenses	1.9	5.6	—	7.5	1.1	5.5	1.7	8.3
Operating income	$83.2	$25.8	$(19.7)	$89.3	$62.4	$15.8	$(18.9)	$59.3

	Nine months ended December 31, 2025				Nine months ended December 31, 2024
			Corporate				Corporate
	Climate	Performance	and		Climate	Performance	and
	Solutions	Technologies	eliminations	Total	Solutions	Technologies	eliminations	Total
External sales	$1,393.4	$833.3	$—	$2,226.7	$1,084.3	$852.0	$—	$1,936.3
Inter-segment sales	3.0	4.5	(7.5)	—	0.2	16.7	(16.9)	—
Net sales	1,396.4	837.8	(7.5)	2,226.7	1,084.5	868.7	(16.9)	1,936.3
Cost of sales	1,036.4	681.7	(7.8)	1,710.3	774.3	698.4	(14.2)	1,458.5
Gross profit	360.0	156.1	0.3	516.4	310.2	170.3	(2.7)	477.8
Selling, general and administrative expenses	142.1	60.3	56.0	258.4	120.5	78.5	51.6	250.6
Restructuring expenses	5.6	9.7	0.1	15.4	2.8	13.7	1.7	18.2
Impairment charge	—	4.1	—	4.1	—	—	—	—
Operating income	$212.3	$82.0	$(55.8)	$238.5	$186.9	$78.1	$(56.0)	$209.0

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Capital expenditures:
Climate Solutions	$36.1	$11.6	$82.8	$35.3
Performance Technologies	5.7	4.4	18.1	20.9
Corporate	—	—	0.3	0.1
Total capital expenditures	$41.8	$16.0	$101.2	$56.3

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Depreciation and amortization expense:
Climate Solutions	$12.3	$12.2	$34.9	$36.7
Performance Technologies	7.9	7.1	23.2	21.3
Corporate	0.2	0.1	1.0	0.5
Total depreciation and amortization expense	$20.4	$19.4	$59.1	$58.5

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	December 31, 2025	March 31, 2025
Assets:
Climate Solutions	$756.6	$448.7
Performance Technologies	355.4	371.1
Other (a)	1,370.9	1,097.8
Total assets	$2,482.9	$1,917.6
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

Note 21: Proposed Reverse Morris Trust Transaction

In January 2026, the Company and Gentherm Incorporated (“Gentherm”) announced that they had entered into definitive agreements whereby the Company will spin-off and simultaneously combine its Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. The transaction is intended to establish Gentherm as a scaled leader in thermal management. The Company will retain its Climate Solutions segment businesses, creating a pure-play climate solutions company focused on the data center and commercial HVAC and refrigeration markets.

Under the terms of the agreements, at the time of the spin-off of its Performance Technologies segment businesses, the Company’s shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, the Company is to receive cash proceeds of $210.0 million, subject to adjustment. In total, the transaction value is approximately $1.0 billion. The Company anticipates this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other closing conditions, including regulatory approvals. Under the Reverse Morris Trust structure, the transaction is intended to be generally tax-free for U.S. federal income tax purposes for the Company and its shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended December 31, 2025 was the third quarter of fiscal 2026.

Recent announcement

In January 2026, we announced that we entered into definitive agreements with Gentherm Incorporated (“Gentherm”), whereby we will spin-off and simultaneously combine our Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. The transaction is intended to establish Gentherm as a scaled leader in thermal management. We will retain our Climate Solutions segment businesses, creating a pure-play climate solutions company focused on the data center and commercial HVAC and refrigeration markets.

Under the terms of the agreement, at the time of the spin-off of our Performance Technologies segment businesses, our shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, we will receive cash proceeds of $210.0 million, subject to adjustment. In total, the transaction value is approximately $1.0 billion. We anticipate this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other closing conditions, including regulatory approvals. Under the Reverse Morris Trust structure, the transaction is intended to be generally tax-free for U.S. federal income tax purposes for the Company and our shareholders. To facilitate this transaction, we expect to incur significant fees for transaction advisory, legal, accounting, tax and other professional services. While we are in the early phases of the process, we currently estimate that these fees and other costs directly related to the transaction will total approximately $30.0 million to $40.0 million.

Fiscal 2026 acquisitions

During the first and second quarter of fiscal 2026, we acquired three businesses within our Climate Solutions segment, each supporting our growth strategy by expanding our product portfolio and broadening our customer base.

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

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Third quarter highlights

Net sales in the third quarter of fiscal 2026 increased $188.2 million, or 31 percent, from the third quarter of fiscal 2025, primarily due to higher sales in our Climate Solutions segment. Cost of sales increased $151.7 million, or 32 percent. Gross profit increased $36.5 million. Gross margin declined 120 basis points to 23.1 percent, primarily due to lower gross margin in the Climate Solutions segment, largely driven by temporary operating inefficiencies associated with our rapid expansion of data center manufacturing capacity. Selling, general and administrative (“SG&A”) expenses increased $7.3 million. Operating income of $89.3 million during the third quarter of fiscal 2026 increased $30.0 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses. During the third quarter of fiscal 2026, we recorded a $116.1 million non-cash pension termination charge in connection with the termination of our primary U.S. pension plan.

Year-to-date highlights

Net sales in the first nine months of fiscal 2026 increased $290.4 million, or 15 percent, from the same period last year, primarily due to higher sales in our Climate Solutions segment, partially offset by lower sales in our Performance Technologies segment. Cost of sales increased $251.8 million, or 17 percent, from the same period last year. Gross profit increased $38.6 million, yet gross margin declined 150 basis points to 23.2 percent. SG&A expenses increased $7.8 million. We recorded a $4.1 million impairment charge in our Performance Technologies segment during the second quarter of fiscal 2026 related to the pending sale of our technical service center and administrative support facility in Germany, which we expect to close during the fourth quarter of fiscal 2026 or the first quarter of fiscal 2027. Operating income of $238.5 million during the first nine months of fiscal 2026 increased $29.5 million from the prior year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses and the impairment charge recorded during the second quarter. During the third quarter of fiscal 2026, we recorded a $116.1 million non-cash pension termination charge in connection with the termination of our primary U.S. pension plan.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,				Nine months ended December 31,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$805.0	100.0%	$616.8	100.0%	$2,226.7	100.0%	$1,936.3	100.0%
Cost of sales	618.9	76.9%	467.2	75.7%	1,710.3	76.8%	1,458.5	75.3%
Gross profit	186.1	23.1%	149.6	24.3%	516.4	23.2%	477.8	24.7%
Selling, general and administrative expenses	89.3	11.1%	82.0	13.3%	258.4	11.6%	250.6	12.9%
Restructuring expenses	7.5	0.9%	8.3	1.3%	15.4	0.7%	18.2	0.9%
Impairment charge	—	—	—	—	4.1	0.2%	—	—
Operating income	89.3	11.1%	59.3	9.6%	238.5	10.7%	209.0	10.8%
Interest expense	(8.9)	(1.1)%	(6.2)	(1.0)%	(23.0)	(1.0)%	(21.1)	(1.1)%
Pension termination charge	(116.1)	(14.4)%	—	—	(116.1)	(5.2)%	—	—
Other (expense) income – net	(2.8)	(0.3)%	1.1	0.2%	(8.5)	(0.4)%	(0.7)	—
(Loss) earnings before income taxes	(38.5)	(4.8)%	54.2	8.8%	90.9	4.1%	187.2	9.7%
Provision for income taxes	(8.3)	(1.0)%	(13.0)	(2.1)%	(41.2)	(1.9)%	(51.8)	(2.7)%
Net (loss) earnings	$(46.8)	(5.8)%	$41.2	6.7%	$49.7	2.2%	$135.4	7.0%

Comparison of the three months ended December 31, 2025 and 2024

Third quarter net sales of $805.0 million were $188.2 million, or 31 percent, higher than the third quarter of the prior year, primarily due to $183.8 million of higher sales in our Climate Solutions segment, driven by sales growth to hyperscale and colocation data center customers in North America and Europe and $42.8 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses. Foreign currency exchange rates favorably impacted sales by $16.3 million.

Third quarter cost of sales increased $151.7 million, or 32 percent, primarily due to higher sales volume in the Climate Solutions segment and a $12.9 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by temporary operating inefficiencies in the Climate Solutions segment, largely due to the rapid expansion of manufacturing capacity for data center products. As a percentage of sales, cost of sales increased 120 basis points to 76.9 percent, primarily due to the temporary operating inefficiencies.

As a result of higher sales and higher cost of sales as a percentage of sales, third quarter gross profit increased $36.5 million and gross margin declined 120 basis points to 23.1 percent.

Third quarter SG&A expenses increased $7.3 million, or 9 percent. As a percentage of sales, SG&A expenses decreased by 220 basis points. The increase in SG&A expenses was driven by higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired businesses, partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions. Other costs directly associated with acquisition and disposition activities increased $2.3 million, primarily driven by costs for legal and other professional services in connection with the proposed Reverse Morris Trust transaction with Gentherm.

Restructuring expenses decreased $0.8 million compared with the third quarter of fiscal 2025, primarily due to lower severance expenses in the Performance Technologies segment and at Corporate. These decreases were partially offset by higher costs related to transferring production for certain product lines in the Performance Technologies segment and higher severance expenses in the Climate Solutions segment.

Operating income of $89.3 million in the third quarter of fiscal 2026 increased $30.0 million compared with the third quarter of fiscal 2025, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Interest expense during the third quarter of fiscal 2026 increased $2.7 million compared with the third quarter of fiscal 2025, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

During the third quarter of fiscal 2026 and in connection with the previously-announced plan termination, we recorded a $116.1 million non-cash pension termination charge to recognize actuarial losses that were included within accumulated other comprehensive loss on our consolidated balance sheet.

Other net expense of $2.8 million during the third quarter of fiscal 2026 represents a $3.9 million decline compared with other income of $1.1 million during the third quarter of fiscal 2025. The net expense in fiscal 2026 was primarily due to net foreign currency transaction losses of $2.4 million. In the third quarter of fiscal 2025, the net impact of foreign currency transactions was a gain of $1.8 million.

The provision for income taxes of $8.3 million decreased $4.7 million from the third quarter of fiscal 2025. The impact of higher operating earnings in fiscal 2026, which caused an increase in the income tax provision, was more than offset by a $13.1 million net income tax benefit related to the $116.1 million pension termination charge recorded in the third quarter of fiscal 2026. The $13.1 million net income tax benefit from the pension termination charge included a $16.8 million income tax detriment resulting from disproportionate income tax effects in accumulated other comprehensive loss. In addition, impacts associated with provisions of the One Big Beautiful Bill Act (“OBBBA”) on state deferred taxes and the utilization of foreign tax credits increased the income tax provision during the third quarter of fiscal 2026 by $0.6 million. The Company is continuing to assess provisions of the OBBBA that are expected to impact future periods.

Comparison of the nine months ended December 31, 2025 and 2024

Fiscal 2026 year-to-date net sales of $2,226.7 million were $290.4 million, or 15 percent, higher than the same period last year, primarily due to $311.9 million of higher sales in our Climate Solutions segment, including organic sales growth to hyperscale and colocation data center customers in North America and Europe and $80.9 million of incremental sales from the acquired businesses. The higher sales in the Climate Solutions segment were partially offset by $30.9 million of lower sales in our Performance Technologies segment, largely due to market weakness. Foreign currency exchange rates favorably impacted sales by $33.8 million.

Fiscal 2026 year-to-date cost of sales of $1,710.3 million increased $251.8 million, or 17 percent, primarily due to higher sales volume in the Climate Solutions segment and a $27.2 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by temporary operating inefficiencies in the Climate Solutions segment, largely due to the rapid expansion of manufacturing capacity for data center products, and higher raw material costs, which increased approximately $9.0 million. These drivers, which increased cost of sales, were partially offset by lower sales volume and improved operating efficiencies in the Performance Technologies segment. As a percentage of sales, cost of sales increased 150 basis points to 76.8 percent, primarily due to temporary operating inefficiencies, higher material costs, and the absence of commercial pricing settlements and sales tax credits, which favorably impacted the prior year.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $38.6 million and gross margin declined 150 basis points to 23.2 percent.

Fiscal 2026 year-to-date SG&A expenses increased $7.8 million. As a percentage of sales, SG&A expenses decreased by 130 basis points. The increase in SG&A expenses includes higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired businesses. Other costs directly associated with acquisition and disposition activities increased $6.0 million. These drivers, which increased SG&A expenses, were partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions, and lower incentive compensation expense.

Restructuring expenses during the first nine months of fiscal 2026 decreased $2.8 million compared with the same period last year, primarily due to lower severance expenses in the Performance Technologies segment and at Corporate, partially offset by higher severance expenses in the Climate Solutions segment and higher costs related to transferring production for certain product lines in the Performance Technologies segment.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge in the Performance Technologies segment related to a technical service center and administrative support facility in Germany, the sale of which is pending.

Operating income of $238.5 million in the first nine months of fiscal 2026 increased $29.5 million compared with the same period last year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses and the $4.1 million impairment charge.

Interest expense during the first nine months of fiscal 2026 increased $1.9 million compared with the same period last year, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

During the third quarter of fiscal 2026 and in connection with the previously-announced plan termination, we recorded a $116.1 million non-cash pension termination charge to recognize actuarial losses that were included within accumulated other comprehensive loss on our consolidated balance sheet.

Other net expense during the first nine months of fiscal 2026 increased $7.8 million compared with the same period last year, primarily due to net foreign currency transaction losses of $6.6 million. In fiscal 2025, the net impact of foreign currency transactions was a gain of $0.8 million.

The provision for income taxes of $41.2 million decreased $10.6 million from the first nine months of fiscal 2025. The impact of higher operating earnings during the current year, which caused an increase in the income tax provision, was more than offset by a $13.1 million net income tax benefit related to the $116.1 million pension termination charge recorded in the third quarter of fiscal 2026. The $13.1 million net income tax benefit from the pension termination charge included a $16.8 million income tax detriment resulting from disproportionate income tax effects in accumulated other comprehensive loss. In addition, impacts associated with provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits increased the income tax provision during the first nine months of fiscal 2026 by $3.7 million. The Company is continuing to assess provisions of the OBBBA that are expected to impact future periods.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2025 and 2024:

Climate Solutions

	Three months ended December 31,				Nine months ended December 31,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$544.6	100.0%	$360.8	100.0%	$1,396.4	100.0%	$1,084.5	100.0%
Cost of sales	409.5	75.2%	257.7	71.4%	1,036.4	74.2%	774.3	71.4%
Gross profit	135.1	24.8%	103.1	28.6%	360.0	25.8%	310.2	28.6%
Selling, general and administrative expenses	50.0	9.2%	39.6	11.0%	142.1	10.2%	120.5	11.1%
Restructuring expenses	1.9	0.3%	1.1	0.3%	5.6	0.4%	2.8	0.3%
Operating income	$83.2	15.3%	$62.4	17.3%	$212.3	15.2%	$186.9	17.2%

Comparison of the three months ended December 31, 2025 and 2024

Climate Solutions net sales increased $183.8 million, or 51 percent, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to higher sales volume. In addition, foreign currency exchange rates favorably impacted sales by $9.3 million. Compared with the third quarter of the prior year, sales of data center, HVAC technologies, and heat transfer solution products increased $130.0 million, $34.6 million, and $16.7 million, respectively. The higher data center product sales included sales growth to hyperscale and colocation customers in North America and Europe. The higher HVAC technologies product sales were primarily driven by $42.8 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses, partially offset by lower sales of other indoor air quality products.

Climate Solutions cost of sales increased $151.8 million, or 59 percent, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to higher sales volume and, to a lesser extent, temporary operating inefficiencies, largely due to the rapid expansion of manufacturing capacity in the U.S. for data center products, and higher raw material costs, which increased approximately $3.0 million. In addition, cost of sales was negatively impacted by $7.0 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 380 basis points to 75.2 percent, primarily due to the temporary operating inefficiencies and higher material costs.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $32.0 million and gross margin declined 380 basis points to 24.8 percent.

Climate Solutions SG&A expenses increased $10.4 million, or 26 percent, compared with the third quarter of the prior year. As a percentage of sales, SG&A expenses decreased by 180 basis points. The increase in SG&A expenses was primarily driven by higher compensation-related expenses and increases across other general and administrative expenses, including costs to support strategic growth initiatives. The higher compensation-related expenses, which increased approximately $8.0 million, also included expenses from the acquired businesses. These increases were partially offset by lower amortization expense, which decreased $1.7 million. The lower amortization expense was primarily driven by an order backlog intangible asset, which we recorded in connection with our acquisition of Scott Springfield Mfg. Inc. and finished amortizing during the first quarter of fiscal 2026.

Restructuring expenses increased $0.8 million compared with the third quarter of fiscal 2025, primarily due to higher severance expenses.

Operating income of $83.2 million increased $20.8 million from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of the nine months ended December 31, 2025 and 2024

Climate Solutions year-to-date net sales increased $311.9 million, or 29 percent, from the same period last year, primarily due to higher sales volume. In addition, foreign currency exchange rates favorably impacted sales by $20.5 million. Compared with the same period in the prior year, sales of data center, HVAC technologies, and heat transfer solutions products increased $221.7 million, $68.9 million, and $18.5 million respectively. The higher data center product sales include sales growth to hyperscale and colocation customers in North America and Europe. The higher HVAC technologies product sales are primarily driven by $80.9 million of incremental sales from the acquired businesses, partially offset by lower sales of other indoor air quality products. The increase in sales of heat transfer products, driven by higher sales of heat transfer coils for commercial and residential applications, was partially offset by the absence of commercial pricing settlements with heat pump customers in Europe, which had a favorable impact during the prior year.

Climate Solutions year-to-date cost of sales increased $262.1 million, or 34 percent, from the same period last year, primarily due to higher sales volume and, to a lesser extent, temporary operating inefficiencies, largely due to the rapid expansion of manufacturing capacity in the U.S. for data center products, and higher raw material costs, which increased approximately $7.0 million. In addition, cost of sales was negatively impacted by $15.8 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 280 basis points to 74.2 percent, primarily due to the temporary operating inefficiencies, higher material costs, and the absence of the commercial pricing settlements in the prior year.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $49.8 million and gross margin declined 280 basis points to 25.8 percent.

Climate Solutions year-to-date SG&A expenses increased $21.6 million, or 18 percent, yet decreased 90 basis points as a percentage of sales.  The increase in SG&A expenses was primarily driven by higher compensation-related expenses and increases across other general and administrative expenses. The higher compensation-related expenses, which increased approximately $19.0 million, includes expenses from the acquired businesses. This increase was partially offset by lower amortization expense, which decreased $5.0 million.

Restructuring expenses during the first nine months of fiscal 2026 increased $2.8 million compared with the same period last year, primarily due to higher severance expenses.

Operating income of $212.3 million during the first nine months of fiscal 2026 increased $25.4 million from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended December 31,				Nine months ended December 31,
	2025		2024		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$266.0	100.0%	$262.2	100.0%	$837.8	100.0%	$868.7	100.0%
Cost of sales	215.9	81.1%	215.5	82.2%	681.7	81.4%	698.4	80.4%
Gross profit	50.1	18.9%	46.7	17.8%	156.1	18.6%	170.3	19.6%
Selling, general and administrative expenses	18.7	7.1%	25.4	9.7%	60.3	7.2%	78.5	9.0%
Restructuring expenses	5.6	2.1%	5.5	2.1%	9.7	1.2%	13.7	1.6%
Impairment charge	—	—	—	—	4.1	0.5%	—	—
Operating income	$25.8	9.7%	$15.8	6.0%	$82.0	9.8%	$78.1	9.0%

Comparison of the three months ended December 31, 2025 and 2024

Performance Technologies net sales increased $3.8 million, or 1 percent, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to a $7.0 million favorable impact of foreign currency exchange rates and higher average selling prices, partially offset by lower sales volume in North America, largely due to market weakness, and our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. Compared with the third quarter of the prior year, sales of on-highway application products increased $10.0 million and sales of heavy-duty equipment products decreased $3.1 million.

Performance Technologies cost of sales increased $0.4 million from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to a $5.9 million unfavorable impact of foreign currency exchange rates, partially offset by lower sales volume and improved operating efficiencies. In addition, raw material costs decreased approximately $1.0 million. As a percentage of sales, cost of sales decreased 110 basis points to 81.1 percent, primarily due to higher average selling prices and improved operating efficiencies, partially offset by the unfavorable impact of lower sales volume.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $3.4 million and gross margin improved 110 basis points to 18.9 percent.

Performance Technologies SG&A expenses decreased $6.7 million, or 26 percent, compared with the third quarter of the prior year. As a percentage of sales, SG&A expenses decreased 260 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $8.0 million and included the benefits of previous restructuring actions.

Restructuring expenses increased $0.1 million compared with the third quarter of the prior year, primarily due to higher costs related to transferring production for certain product lines, partially offset by lower severance expenses.

Operating income of $25.8 million increased $10.0 million from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to lower SG&A expenses and higher gross profit.

Comparison of the nine months ended December 31, 2025 and 2024

Performance Technologies year-to-date net sales decreased $30.9 million, or 4 percent, from the same period last year, primarily due to lower sales volume in North America, largely due to market weakness and our strategic exit from lower-margin business, and, to a lesser extent, the absence of sales tax credits recognized in Brazil during the prior year. These decreases were partially offset by a $13.3 million favorable impact of foreign currency exchanges rates and higher average selling prices. Compared with the same period in the prior year, sales of on-highway applications and heavy-duty equipment products decreased $11.1 million and $7.6 million, respectively.

Performance Technologies year-to-date cost of sales decreased $16.7 million, or 2 percent, from the same period last year, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by higher raw material costs, which increased approximately $2.0 million, and an $11.4 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 100 basis points to 81.4 percent, primarily due to the unfavorable impact of lower sales, partially offset by improved operating efficiencies and higher average selling prices.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $14.2 million and gross margin declined 100 basis points to 18.6 percent.

Performance Technologies year-to-date SG&A expenses decreased $18.2 million, or 23 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses decreased 180 basis points.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $21.0 million and included the benefits of previous restructuring actions.

Restructuring expenses during the first nine months of fiscal 2026 decreased $4.0 million compared with the same period last year, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell.

Operating income of $82.0 million during the first nine months of fiscal 2026 increased $3.9 million from the same period last year, primarily due to lower SG&A and restructuring expenses, partially offset by lower gross profit and the impairment charge recorded in the current year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of December 31, 2025 of $98.7 million, and available borrowing capacity of $216.8 million under our revolving credit facility. Given our extensive international operations, approximately $80.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended December 31, 2025 was $53.8 million, which represents a $104.7 million decrease compared with the same period in the prior year. This decrease was primarily due to an increase in working capital. The Climate Solutions segment’s Data Center business is growing rapidly, and we have increased inventory levels to support the growing customer demand. In addition, higher sales have resulted in increased accounts receivable. The increases in inventory and accounts receivable were partially offset by increases in accounts payable, largely resulting from the higher inventory levels.  The impact of the working capital growth, which decreased operating cash flow, was partially offset by the favorable impact of higher operating earnings.

Capital expenditures

Capital expenditures of $101.2 million during the first nine months of fiscal 2026 increased $44.9 million compared with the same period in the prior year, primarily driven by investments in the Climate Solutions segment to support the growth of our Data Center business. During the second quarter of fiscal 2026, we announced a plan to invest an incremental $100.0 million over the next twelve months to expand our manufacturing capacity in the U.S. for data center products.

Business acquisitions

We are focused on acquiring businesses that we expect will accelerate our strategic growth. During the first nine months of fiscal 2026, we made cash payments totaling $182.4 million to acquire L.B. White, Climate by Design, and AbsolutAire. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Debt

During the first nine months of fiscal 2026, borrowings on our credit facilities, net of repayments, totaled $258.3 million. We borrowed on our credit facilities to support our strategic growth initiatives, including our acquisitions of L.B. White and Climate by Design and the rapid expansion of our Data Center business.

In July 2025, we executed an amended and restated credit agreement with a syndicate of banks for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030. This credit agreement modified our then-existing revolving credit and term loan facilities, which would have matured in October 2027. We also amended the agreement governing our Senior Notes, to conform the applicable terms to those of the aforementioned amended and restated credit agreement. In December 2025, we further amended the credit agreement primarily to increase the borrowing capacity under the revolving credit facility by $150.0 million to $550.0 million.

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

As of December 31, 2025, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during the remainder of fiscal 2026 and beyond.

U.S. pension plan termination

During the third quarter of fiscal 2026 and in connection with the previously-announced plan termination, we contributed $14.9 million to fully fund our primary U.S. pension plan and settled all future obligations under the pension plan through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. As a result, we recorded a non-cash pension termination charge of $116.1 million during the third quarter of fiscal 2026.

Share repurchase program

We did not purchase shares under our share repurchase program during the first nine months of fiscal 2026. As of December 31, 2025, we had $81.6 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares under the program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market risks:

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions, and international political and military conflicts;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;
●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling and electric vehicles, and the impacts of any threats or changes to the market growth prospects for our customers;
●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks:

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and warranty claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;
●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic risks:

●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses;

●	Our ability to accelerate growth by identifying and executing on organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from our other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial risks:

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local taxes that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

Risks related to the proposed Reverse Morris Trust transaction with Gentherm:

●	Our ability to complete the proposed transaction on the terms or in the time frame expected by the parties, or at all;
●	The occurrence of any event that could give rise to the termination of the proposed transaction;
●	Potential shareholder litigation in connection with the proposed transaction or other litigation, settlements or investigations may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability;
●	Our ability to obtain the anticipated tax treatment of the proposed transaction;
●	Greater than expected difficulty in separating the businesses subject to the proposed disposition from our other businesses; and
●	Disruption of management time from ongoing business operations due to the proposed transaction, or other effects of the proposed transaction on our relationship with our employees, customers, suppliers, or other counterparties.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than as noted below, the Company’s risk factors have not materially changed since the fiscal 2025 Form 10-K was filed.

The proposed Reverse Morris Trust transaction with Gentherm is subject to various risks and uncertainties. There can be no assurance that it will be completed on the terms and timeline planned, if at all, and it will result in significant costs to the Company.

The proposed spin-off of our Performance Technologies segment businesses and simultaneous combination with Gentherm may not be completed as currently planned. Completion of the Reverse Morris Trust transaction is subject to the satisfaction or waiver of a number of conditions, including the approval of Gentherm’s shareholders and regulatory approvals. There can be no assurance that we will receive the required approvals in a timely manner or at all. The completion of the pending Reverse Morris Trust transaction is also subject to obtaining opinions and a private letter ruling from the IRS regarding its qualification as a tax-free transaction for U.S. federal income tax purposes. In addition, we may experience greater than expected difficulties in separating the Performance Technologies segment businesses from our other businesses. Any significant delays in completing the transaction may increase the amount of fees and resources spent on the transaction and the risk that it may not be completed. We will incur costs related to the transaction, including legal, accounting, tax, and other professional fees, whether or not the transaction is completed. If the transaction is not completed or not completed in the timeframe expected, our business, financial results and market price of our shares could be adversely affected.

We are subject to uncertainties while the Reverse Morris Trust transaction with Gentherm is pending.

Uncertainties regarding the impacts of the pending Reverse Morris Trust transaction with Gentherm on our employees, customers, and suppliers could adversely affect our business and results of operations. Our employees may be distracted due to uncertainty regarding their future roles and we may face challenges in attracting, retaining and motivating key employees. Our suppliers or customers may delay or defer decisions or may terminate their relationships with us or our Performance Technologies segment businesses, which could adversely affect our sales, results of operations, and cash flows. In addition, the proposed transaction will require significant time and attention from management, which could detract from other business concerns.

In addition, potential shareholder litigation in connection with the proposed transaction or other litigation, settlements or investigations may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability.

We may be unable to achieve some or all of the anticipated benefits from the Reverse Morris Trust transaction with Gentherm.

We may not achieve the financial and operational benefits expected from the pending Reverse Morris Trust transaction. The transaction might not provide us and our shareholders benefits or value in excess of what might have been realized had we retained the Performance Technologies segment businesses or undertaken a different strategic alternative.

Following the spin-off and merger with Gentherm, our remaining company will be less diversified, with a more concentrated focus on the data center and commercial HVAC and refrigeration markets. As a result, we will be more vulnerable to changing market conditions in these markets, which could adversely affect our business, results of operations and financial condition.

There can be no assurance as to the value of the shares of the combined company to be received by our shareholders in the proposed Reverse Morris Trust transaction with Gentherm.

At the time of the spin-off of the Performance Technologies segment businesses, our shareholders are expected to receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. The actual value of the stock to be received by our shareholders will depend on the value of such shares at the time of transaction closing. Following the merger, the combined company could face difficulties in integrating the businesses, or the combined company could experience difficulties or delays in achieving anticipated revenue and cost synergies or other expected operational and financial benefits. As a result, our shareholders may not receive the benefits anticipated from the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2026:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
October 1 - October 31, 2025	365 (b)	$154.73	—	$81,600,955

November 1 - November 30, 2025	3,591 (b)	$158.97	—	$81,600,955

December 1 - December 31, 2025	3,667 (b)	$133.58	—	$81,600,955

Total	7,623	$146.55	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Separation Agreement, dated as of January 29, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 29, 2026

2.2	Agreement and Plan of Merger, dated as of January 29, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum Gold Merger Sub, Inc.	Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated January 29, 2026

4.1

Amendment No. 1 to Credit Agreement among the Company, the initial subsidiary borrower, the institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of December 23, 2025.

Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 23, 2025

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

Date: February 5, 2026

* Executing as both the principal financial officer and a duly authorized officer of the Company