Form 10-K
period 2026-03-31
MODINE MANUFACTURING CO
filed 2026-05-27
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Yes ☐    No ☑

Approximately 99 percent of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $7.39 billion based upon the market price of $142.16 per share on September 30, 2025, the last business day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 52,815,785 at May 22, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2026 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.  BUSINESS.

At Modine Manufacturing Company, we are Engineering a Cleaner, Healthier World ™. For more than 100 years, we have been a trusted leader in designing, engineering, testing, and manufacturing mission-critical thermal solutions. Our technologies heat, cool and ventilate, with systems that drive performance, efficiency, and reliability for our customers. Our technologies support our mission to improve indoor air quality, lower harmful emissions, enable cleaner running vehicles, and use environmentally friendly refrigerants. We help customers across industries solve complex thermal management challenges and meet increasingly stringent indoor and outdoor air, energy, and water standards.

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

We first announced our vision for a “new” Modine in late fiscal 2021. Over the last five fiscal years, we have simplified and re-segmented our organization and have aligned resources around specific strategies and market-based verticals. Our leadership and teams have embraced 80/20 principles, which focus on the rule that 80 percent of outputs result from 20 percent of inputs. Our teams have created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes.

Following our 80/20 discipline during fiscal 2026, we significantly expanded our Data Centers business and production capacity and are continuing to grow this business to meet increasing customer demand. We see great opportunity in growing our Data Centers business in light of trends in high-performance computing, with significant data center growth fueled by artificial intelligence (“AI”), resulting in a commensurate need for data center cooling solutions. In addition, we acquired three businesses during fiscal 2026, AbsolutAire, Inc. (“AbsolutAire”), LBW Holding Corp. (“L.B. White”), and Climate by Design International (“Climate by Design”), which contributed to growth in our HVAC Technologies business. In January 2026, we entered into definitive agreements with Gentherm Incorporated (“Gentherm”), whereby we will spin-off and simultaneously combine our Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. This transaction, which we expect will close by the end of calendar 2026, will transform our company into a pure-play climate solutions company focused on the data center and commercial HVAC&R markets. Through our application of 80/20 principles, we are achieving transformative change.

During fiscal 2026, our consolidated net sales were $3.2 billion, a 23 percent increase from $2.6 billion in fiscal 2025, primarily driven by higher sales in our Climate Solutions segment. The higher Climate Solutions segment sales included significant sales growth to hyperscale and colocation data center customers and $119 million of incremental sales from businesses we acquired during fiscal 2026. Our operating income of $342 million in fiscal 2026 increased $59 million from the prior year, primarily due to higher gross profit.

In fiscal 2027, we are committed to executing on our strategic priorities, including further expanding our Data Centers business and completing the transaction with Gentherm. We will continue to apply our strategic pillars to drive value creation, as follows:

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

Customers and Product Groups

We partner with our customers across multiple industries to provide sustainable solutions for a wide range of applications. Our top five customers, in terms of sales, are in the data center, commercial vehicle, and off-highway markets and our ten largest customers accounted for 49 percent of our net sales in fiscal 2026.

The following is a summary of our primary product groups, categorized as a percentage of our net sales:

	Fiscal 2026	Fiscal 2025
Data Centers	35%	25%
Heat Transfer Solutions	18%	21%
HVAC Technologies	11%	10%
On-Highway Applications	23%	28%
Heavy-Duty Equipment	13%	16%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R solutions, some of which are divisions of larger companies. The markets for our products continue to be very dynamic. For example, our data center customers are expanding globally, driving us to invest in geographic and capacity expansion to meet their needs. Additionally, our global power generation customers are looking for new technologies and global manufacturing capacity to meet their growth demands, driven by new data center construction and demand for backup power for these data centers, as well as for hospitals, mining and airports. Our HVAC&R OEM customers are faced with significant international competition and maintain global manufacturing footprints to compete in local markets. In addition, consolidation within the supply base and vertical integration may introduce new or restructured competitors to our markets. We are investing in geographic and capacity expansion to meet these customer needs, particularly as we experience competition from companies positioned in different geographies that enjoy economic advantages such as lower labor costs and tax rates. Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects. This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

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

Effective April 1, 2026, we reorganized our Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. We believe that managing these businesses independently will allow us to better deploy our 80/20 strategy focused on capitalizing on growth opportunities, particularly in our Data Centers business, and optimizing profit margins and cash flow. As a result of this organizational change, we will report three operating segments in fiscal 2027: 1) Data Centers; 2) Commercial HVAC and 3) Performance Technologies.

Climate Solutions Segment

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components. The Climate Solutions segment provides cooling solutions for data centers that help save water and energy through intelligent controls. The Climate Solutions segment also provides heat exchangers for HVAC&R applications and anti-corrosive coatings. In addition, the segment provides HVAC&R systems and solutions for commercial, education, industrial, and residential applications.

The Climate Solutions segment has strategically aligned its teams around three primary market-based verticals: i) Data Centers; ii) Heat Transfer Solutions and iii) HVAC Technologies.

Data Centers

The Data Centers business provides innovative thermal management solutions for data center customers in North America, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific. This business serves data center management customers, including Hyperscale, Colocation, NeoCloud and Edge customers. Our data center cooling solutions feature low global warming potential refrigerants, free cooling technology, and lower water consumption products, enabling our customers and end-users to meet their environmental and sustainability goals. Data center products include chillers, dry coolers, precision air handling units, computer room air conditioning (“CRAC”), computer room air handler (“CRAH”) units, fan walls, rear-door heat exchangers, coolant distribution units (“CDU”) and immersion solutions. In addition, the Data Centers business sells modular data center solutions, replacement parts, maintenance service and control solutions for building management controls and systems.

Market demand for data usage and storage continues to rise, driven by the increased use of AI and machine learning in a wide variety of applications and end markets. In addition, AI, machine learning, and other trends are driving increased high performance computing, which increases heat loads and the need for high-density cooling solutions, such as hybrid and liquid cooling. Digital transformation trends driving market demand include an increased focus on the digital customer experience, as more transactions and customer interactions are taking place virtually through websites and mobile applications. Furthermore, the use of 5G technology to enable a wide range of applications worldwide is increasing, particularly in the healthcare, manufacturing, and energy sectors.

In fiscal 2026, the data center cooling markets that we serve experienced another year of exceptionally strong growth. We expect strong growth in these markets in fiscal 2027, supported by sustained global reliance on digital technologies including hyperscale platforms, NeoCloud and AI-focused cloud providers, colocation services, edge infrastructure, and rapidly expanding AI computing workloads. In North America, we expect the data center markets will experience strong growth, benefitting from significant capital investments in data center infrastructure in the U.S. by both Hyperscale and NeoCloud data center providers. In EMEA, we anticipate moderate growth, as we expect the growth drivers discussed above may be somewhat tempered by power and land availability, along with stricter sustainability regulations in Europe. In Asia, we anticipate the data center markets will experience strong growth in fiscal 2027, driven by AI and high-performance computing demand.

Heat Transfer Solutions

The Heat Transfer Solutions business provides heat exchanger coils, anti-corrosion coating products, commercial and industrial refrigeration products and power generation and transmission cooling solutions.

Heat exchanger coils, primarily of round tube plate fin construction, are primarily sold to the HVAC&R and data center cooling markets in North America, Europe, and Asia. Customers include commercial and industrial equipment manufacturers, distributors, contractors, and end users in a variety of commercial and industrial applications, including data center management, commercial and residential HVAC, mobile air conditioning, refrigeration, and precision and industrial cooling. In fiscal 2026, the HVAC&R markets experienced moderate growth, recovering from market declines in fiscal 2025. The data center markets experienced exceptionally strong growth in fiscal 2026 and we expect strong growth during fiscal 2027, supported by the sustained global reliance on digital technologies. We expect the commercial and residential markets that we serve will be relatively flat during fiscal 2027. Trends influencing our primary HVAC&R markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets. Demand for more efficient HVAC&R systems is driven by more stringent energy efficiency regulations.

Anti-corrosion coatings products and application services are primarily sold in the HVAC&R markets in North America and Europe. Our coatings products are designed to extend the life of equipment and components by protecting against corrosion and foreign matter. Customers for these products and services include manufacturers of commercial, industrial and residential HVAC&R equipment and systems, and distributors, contractors, and end users of HVAC&R equipment. Data center growth, in particular, is increasing market demand for coatings. In addition, demand for other HVAC applications, particularly in coastal areas and other harsh environments, remains strong.

Refrigeration products, primarily sold to the commercial and industrial refrigeration markets in EMEA, China, and North America, include evaporator unit coolers, remote condensers, fluid coolers, gas coolers, and dry and brine coolers. Customers for these coolers and refrigeration products primarily include wholesalers, distributors and resellers, commercial and industrial OEMs, as well as contractors and end users in a variety of commercial and industrial applications, including supermarkets, refrigerated warehouses, logistic centers, cold rooms, precision and industrial cooling, hospitality, hotels, and restaurants. In fiscal 2026, the commercial and industrial refrigeration markets experienced modest growth. We expect this trend to continue during fiscal 2027, driven by improving standards of living in emerging countries, as well as more stringent energy efficiency regulations in Europe and North America, partially offset by anticipated investment delays in connection with general market and economic uncertainties. Regulations focused on eliminating fluorinated gases, which are man-made gases that contribute to the global greenhouse effect, have shifted investments from synthetic to natural gas, including carbon dioxide cooling solutions, and are driving growth in mature markets in Europe and North America.

Power generation and transmission cooling products, primarily sold to power generation and transmission and pulp and paper markets, include motor and power generator cooling coils, transformer oil coolers, radiators, dryers and industrial heat exchangers to the industrial power generation, conversion, and transmission and industrial process markets in EMEA, China, and North America. Customers for these products primarily include industrial OEMs, utility companies and electrical distribution and transmission system operators, and end users in industrial applications for capital projects within the pulp and paper industry. In fiscal 2026, the power generation and transmission markets experienced strong growth, benefitting from energy transition programs, which promote renewable energy sources, such as wind and solar, and modernization investments in electricity infrastructure, including power grids and energy storage. In addition, global demand for electricity has increased. Data centers are using more power to support digital technologies, including AI. We expect strong growth in these markets will continue in fiscal 2027, with particularly strong demand for transformer oil cooler products driven by the increasing demand for electricity. In addition, we expect modest growth in demand for radiators related to backup and primary power generation and modest growth in the pulp and paper markets.

HVAC Technologies

The HVAC Technologies business provides an array of heating and indoor air quality solutions.

Heating products, primarily sold to the North American residential, commercial, industrial, portable, and agricultural heating markets, include unit heaters (indirect & direct gas-fired, hydronic, electric and oil-fired); roof-mounted direct- and indirect-fired makeup air units; duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); and perimeter heating products (cabinet unit heaters and convectors). The primary customers for these heating products are HVAC wholesalers, installers, and end users in a variety of residential, commercial, industrial, and agricultural applications, including residential garages, warehouses, manufacturing sites, greenhouses, construction sites, poultry buildings, and swine facilities. In fiscal 2026, the primary heating markets we serve experienced moderate growth. We expect the North American heating markets will continue on this trend and experience modest growth during fiscal 2027. Longer term, we expect regulatory activity, including higher efficiency mandates and regulations aimed at reducing environmental impacts, will increase demand for decarbonized heating solutions in the North American heating markets.

Indoor air quality products, primarily sold to the North American school and commercial HVAC markets, include single packaged unit ventilators, ceiling cassettes, modular chillers, air handling units, condensing units and desiccant dehumidifiers. Customers for these indoor air quality products include mechanical contractors, HVAC wholesalers, installers, and end users in a variety of commercial and industrial applications. In fiscal 2026, the North American school and commercial HVAC markets experienced growth, with the strongest growth in the school, healthcare and multifamily markets. In fiscal 2027, we expect moderate market growth in the commercial HVAC markets, as businesses are increasingly prioritizing indoor air quality, heat pump technology and energy-efficient HVAC solutions to ensure healthier environments for employees and customers and to lower operating costs. We expect the school market will be relatively flat in fiscal 2027.

Performance Technologies Segment

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission-critical energy for a variety of end market applications. The segment also provides solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications. The Performance Technologies segment designs and manufactures products and solutions for vehicular, stationary power, and industrial applications. In addition, the Performance Technologies segment provides advanced thermal solutions to zero-emission and hybrid commercial vehicle, bus, and specialty vehicle customers.

The Performance Technologies segment has strategically aligned its teams around two primary product groups: i) Heavy-Duty Equipment; and ii) On-Highway Applications.

Heavy-Duty Equipment

The Heavy-Duty Equipment business provides heat exchangers and cooling modules for off-highway markets, including agricultural and construction. In addition, the Heavy-Duty Equipment business sells cooling module generator sets that provide mission-critical stationary power. This business primarily serves the off-highway and power generation markets in North America, Brazil, China, India, Europe and South Korea. It primarily sells powertrain cooling products, such as radiators, condensers, charge air coolers, oil coolers, and engine cooling modules; and cooling module generator sets (“Gensets”). Its customers include construction, agricultural, and mission-critical power generation manufacturers; and industrial manufacturers of material handling equipment, Gensets and compressors.

During fiscal 2026, the agriculture markets in North America, Brazil, and Europe were weak. These markets experienced significant declines during fiscal 2025, negatively impacted by lower crop prices, higher interest rates, geopolitical trade restrictions, and impacts of the military conflict in Ukraine. As these market conditions continued to challenge the profitability of farming during fiscal 2026, farmers purchased less new equipment and agriculture OEMs kept production and inventory levels relatively low. We anticipate that the challenging conditions for the agriculture markets will persist in fiscal 2027.

The global construction markets experienced declines in fiscal 2026, largely associated with relatively high construction costs and market saturation of “young” construction equipment resulting from recent strong purchasing years, reducing the need for replacement or new purchases. We expect that these construction markets will begin to recover and experience modest growth during fiscal 2027. While dealer inventory remains relatively high, we anticipate that large-scale infrastructure development projects, including those for data centers and AI, and projects incentivized by government programs, such as the Inflation Reduction Act in the U.S., will benefit the construction equipment markets. We expect these large-scale development projects will increase the need for construction equipment including loaders, excavators, cranes and bulldozers. The power generation markets in North America, Europe, and India saw strong growth during fiscal 2026, driven by new data center construction and strong demand for AI and backup power Gensets for critical infrastructure, such as data centers, hospitals, mining and airports.

On-Highway Applications

The On-Highway Applications business provides heat exchangers and cooling systems for commercial vehicle, automotive, bus and specialty vehicle markets in North America, Europe, Brazil, China, and India. Its products and solutions include products for traditional powertrains, including aluminum and stainless steel engine oil coolers, exhaust gas recirculation (“EGR”) coolers, charge air coolers, transmission and retarder oil coolers, chillers, condensers, fan shrouds, and surge tanks. Customers for its traditional powertrain products and solutions include commercial, medium- and heavy-duty truck and engine manufacturers and automobile and light truck OEMs; and automotive Tier 1 suppliers. In addition, this business provides products and solutions for zero-emission and hybrid passenger car, commercial vehicle, bus and specialty vehicles, including complete battery thermal management systems, electronics cooling packages, battery chillers, battery cooling plates, coolers and casings for electronics cooling, and coolers for electric axles (“e-axles”). Customers for its zero-emission and hybrid vehicles products and solutions include commercial vehicle, bus and specialty vehicle, off-highway, and automotive OEMs, e-axle producers, and power electronics providers.

During fiscal 2026, the commercial vehicle market in India experienced strong growth, while the commercial vehicle markets in Brazil and China were relatively flat. In North America and Europe, the commercial vehicle markets experienced continued weakness during 2026. Uncertainties, including those related to the impacts of tariffs, geopolitical tensions and emissions regulations, have been negatively impacting the commercial vehicle markets. While we expect market softness will continue in fiscal 2027, we are optimistic that the medium- and heavy-duty truck markets may begin to recover based upon recent OEM order trends and reported outlooks. In North America, we are monitoring the U.S. Environmental Protection Agency’s upcoming Greenhouse Gas Phase 3 regulations for commercial vehicles, which include stricter emission regulations for heavy-duty trucks starting with the 2027 model year. If these regulations are significantly rolled back or eased, it would likely dampen the anticipated surge of heavy-duty truck orders prior to the new regulations going into effect.

The European and North American automotive markets experienced moderate declines during fiscal 2026, while the automotive market in China saw moderate growth compared with the prior year. We expect the global automotive markets will remain relatively flat during fiscal 2027 and are monitoring the current uncertainty in the marketplace related to the potential impacts on vehicle sales from trade conflicts and future incentives for electric vehicles.

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

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 6 percent in fiscal 2026 and 7 percent in both fiscal 2025 and 2024.

We believe our international presence positions us to benefit from the anticipated long-term growth of the global data center cooling, HVAC&R and vehicular markets. We are committed to increasing our involvement and investment in these international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated with one another, accounted for 49 percent of our consolidated net sales in fiscal 2026. In fiscal 2026, one global technology customer in our Climate Solutions segment accounted for approximately 11 percent of our sales. In fiscal 2025 and 2024, our largest customer accounted for less than 10 percent of our net sales.

Our top customers operate primarily in the data center cooling, commercial air conditioning and refrigeration, commercial vehicle, off-highway, and automotive and light vehicle markets. Our top customers across both of our segments, listed alphabetically, include: Carrier; Caterpillar; Deere; Stellantis (including Chrysler, Fiat, PSA-Peugeot-Citroen, and VM Motori); Trane; Volkswagen (including Audi, MAN, Porsche, Scania, and International); and Volvo (including Mack Trucks and Renault Trucks). In addition, our Climate Solutions segment includes significant sales to three customers of our Data Centers business, with which we are party to confidentiality agreements. Generally, we supply products to our customers on the basis of individual purchase orders received from them. When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products. These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules. We believe that our segment teams can manage their operations and production capacity effectively and efficiently based upon expected sales volume in fiscal 2027 and beyond.

Raw Materials and Purchased Components

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

In addition, we purchase certain parts and components from suppliers. Due to the increasing market demand for data center cooling products, demand for certain key components is currently outpacing supplier capacity. We began experiencing supply shortages in the fourth quarter of fiscal 2026. These component shortages are negatively impacting our production schedules and are tempering our planned production ramp-up for certain data center products. We are actively working with our supply chain, including qualifying new vendors, to mitigate the supply constraints.

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

Research and Development and Investments in Technology

We are committed to building better products that will, in turn, help create a better world. We are investing in products and technology to meet the challenging thermal management and indoor air quality needs of our customers within the markets we serve. Our thermal management solutions are often aimed at solving mission-critical heat transfer challenges, while meeting the demand for increased energy efficiency and compliance with increasingly stringent regulations. Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

We aim to be at the forefront of technological advances through both strategic acquisitions and investments in new technologies and meaningful internal R&D projects. R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $29 million, $35 million, and $42 million in fiscal 2026, 2025 and 2024, respectively. Our R&D teams work closely with our customers on projects and system designs to ensure efficient and cost-effective development of technologies. We are strategically expanding our technology and product portfolio in the Data Centers business within our Climate Solutions segment. We recognize the need for investment in this area as AI, machine learning, and other trends continue to drive increased high performance computing, which increases heat loads and is driving the need for high-density cooling solutions. In fiscal 2026, we expanded our chiller line and introduced a 3-megawatt chiller, the TurboChill™ 3+MW, to handle higher heat loads. As a result of our data center technology investments, we offer our customers multiple efficient, customizable products and solutions to elevate their performance while meeting their sustainability targets around power and water usage. Regarding HVAC&R markets, we are focused on developing sustainable solutions that optimize thermal efficiency and manufacturing to support decarbonization efforts and the use of next generation refrigerants, which help minimize climate change potential. Regarding the vehicular markets, our development projects include solutions to optimize the efficiency and reliability of commercial and off-highway vehicles. We also collaborate with industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve. In addition, we engage in external research projects that complement our strategic internal research initiatives to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by adhering to the Modine Quality Policy and maintaining the Global Modine Management System.

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

Our Global Modine Management System supports our mission and values by applying well-defined improvement principles and leadership behaviors, based on our 80/20 mindset to facilitate rapid improvements. We drive sustainable and systematic continual improvement throughout our company by utilizing the principles, processes and behaviors of the Global Modine Management System.

To ensure future quality, we remain focused on people, process, performance, quality engineering, and the Global Modine Management System. Complementary technical regulatory compliance requirements are integrated appropriately to support the intent of our company’s purpose.

Environmental Matters

We are committed to Engineering a Cleaner, Healthier World™ and work every day to help our customers meet their objectives by engineering efficient, durable, and innovative solutions that reduce environmental impact and enhance performance. In addition, we are committed to conducting business at our global locations in an environmentally conscious manner, and are embracing our responsibility to reduce the carbon footprint of our operations, products, and value chain and promoting renewal energy programs.

We are prioritizing decarbonization strategies across our global business operations, focusing on energy-efficient manufacturing and operational improvements across our footprint. We have empowered each of our global facilities to invest in facility upgrades and enhancements that support our sustainability goals. As an example, our team in Brazil recently upgraded to zero-emission, lithium battery-powered forklifts. This change reduced its emissions and also eliminated the risks associated with storing and handling flammable liquefied petroleum gas, which powered the facility’s previous forklifts. Our teams are also focused on reducing water usage and reducing and recycling waste, such as scrap metal, paint, used oils, chemicals, and solvents. In addition, we are partnering with local utilities and government entities on renewable energy and conservation projects. We are utilizing resource tracking technologies and waste management programs, installing solar panel systems and more efficient LED lighting systems, replacing inefficient boilers and air compressors and installing improved building HVAC management systems. The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

In regard to providing innovative, climate-resilient solutions that enable our customers to meet their sustainability goals, we are continuously driving energy efficiency across our product portfolio. Our Climate Solutions segment continues to develop high-efficiency solutions and products, particularly in the areas of data center cooling, heating, and indoor air quality. For example, data centers are significant power consumers. We are developing and providing solutions to help our data center customers optimize performance and reduce energy and water consumption. Our Data Centers business offers customers a broad suite of tailored cooling solutions to meet their needs and sustainability goals. We are also shifting our product portfolios toward lower-emission propellants and refrigerants, which greatly reduce the environmental impact of and enhance energy efficiency for our customers’ heating and cooling systems. Our Performance Technologies segment is focused on product and technology innovations to improve efficiency and lower carbon emissions. Our oil, charge-air, and EGR coolers, radiators, air conditioning condensers, and battery thermal management systems for on-highway vehicles and off-highway equipment allow both electric vehicle and internal combustion systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans, while still providing the vehicle performance that our customers expect.

Obligations for environmental-related remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale. These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. We have recorded liabilities for environmental monitoring and remediation work at sites in the U.S. and abroad totaling $13 million at March 31, 2026.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality. The Climate Solutions segment experiences some seasonality, as demand for certain HVAC&R products is affected by heating and cooling seasons, weather patterns, project construction, and other factors. Sales volume for our Climate Solutions heating products is generally stronger in our second and third fiscal quarters, corresponding with demand for these products. We generally expect sales volume for our Climate Solutions refrigeration, power generation and conversion, and heat transfer products to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere. Sales to Performance Technologies vehicular OEM customers are dependent upon market demand for new on-highway vehicles and off-highway equipment. However, our second fiscal quarter production schedules are typically impacted by customer summer shutdowns and our third fiscal quarter is affected by customer holiday shutdowns.

Working Capital

We manufacture products for the majority of customers on an as-ordered basis, which makes large inventories of finished products unnecessary, with the exception of certain products in our Climate Solutions segment. Within our Climate Solutions segment, we maintain varying levels of finished goods inventory, primarily related to our heating and data center cooling businesses, due to seasonal demand and project construction schedules, respectively. During fiscal 2026, we increased inventory levels in our Climate Solutions segment to support the rapid expansion of our Data Centers business. In Brazil, within our Performance Technologies segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian commercial vehicle and automotive aftermarkets. We have not experienced a significant number of returned products within any of our businesses.

Human Capital Resource Management

As of March 31, 2026, we employed approximately 13,200 persons worldwide.

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

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by the Occupational Safety and Health Administration) average for the manufacturing sector, which was 2.7 in 2024, the most recent year for which data is available. During fiscal 2026, we recorded an RIR of 1.4, well below the manufacturing sector average.

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

All of the reports and corporate governance documents referenced above and other materials relating to corporate governance may also be obtained without charge by contacting Corporate Secretary, Modine Manufacturing Company, 1500 DeKoven Avenue, Racine, Wisconsin 53403-2552. Our internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K.

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

Our Enterprise Risk Management process seeks to identify and address material risks. We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness. Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, while preserving and enhancing shareholder value. However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could materially adversely affect us and cause our financial results to vary materially from recent or anticipated future results. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

A.	MARKET RISKS

Economic uncertainties

Economic, political, and general market conditions could adversely affect our business, financial position, results of operations and cash flows.

We operate in numerous countries on four continents and serve customers in a wide array of commercial, industrial, HVAC&R, and vehicular markets. As such, our business is impacted by general economic, political, and industry conditions globally as well as in the regions and countries in which we conduct business. We are subject to the risk of disruptions or significant deterioration in market conditions, which could have a material impact on our business, financial position, results of operations and cash flows. Geopolitical tensions and military conflicts, including the conflict between the U.S. and Iran, as well as related regional instability or proxy conflicts, could negatively impact or cause significant business disruptions in the global markets we operate in. Ongoing conflicts and any potential further escalation, could lead to significant disruption near major oil producing regions or in shipping corridors and could result in higher energy and fuel prices, shipping delays, increased freight and manufacturing costs, and increased cyberattacks from state-sponsored or other actors. Such developments could also contribute to broader inflationary pressures across the global economy and supply chains, including increased costs for materials, transportation and labor, which may not be fully recoverable through pricing and could impact the availability, reliability, and overall viability of certain supply sources.

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

Changes in U.S. or international trade policies, including the imposition of or increases in tariffs, could adversely affect our business, financial position, results of operations and cash flows.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed in 2025 under the International Emergency Economic Powers Act were invalid (the “IEEPA Ruling”). However, other tariffs remain in effect and trade policies are unpredictable. There is also uncertainty with regard to the IEEPA Ruling, including the availability and timing of refunds, the potential for new tariffs to be invoked under alternative laws, the impacts on trade agreements between the U.S. and other countries, and the expectations of customers, suppliers, and others impacted by the tariffs. In addition, the rapid evolution, reversal, or replacement of trade measures following the IEEPA Ruling may contribute to increased policy volatility and uncertainty, which could complicate planning, pricing, sourcing, and contractual arrangements.

Additional risks and uncertainties related to international trade policies and related matters are discussed throughout this section.

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

Customer and supplier matters

Increases in costs of materials, including aluminum, copper, steel and stainless steel (nickel), other raw materials and purchased components, could place significant pressure on our results of operations and cash flows.

Increases in the costs of raw materials and other purchased components, which may be impacted by a variety of factors, including changes in trade laws, tariffs, sanctions, geopolitical and military conflicts, inflation, the behavior of our suppliers and significant fluctuations in demand, could have a significant negative impact on our results of operations. In the shorter-term, our ability to adjust for cost increases is limited when prices are fixed for current orders. In these cases, if we are not able to recover such cost increases through price increases to our customers, such cost increases will have an adverse effect on our results of operations. With regard to our longer-term sales programs, we have sought to reduce the risk of cost increases by including provisions within our customer contracts, where possible, which provide for prospective price adjustments based upon increases and decreases in the cost of key raw materials. However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment. To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases. However, these hedges may only partially offset increases in material costs, and significant increases could have a material adverse effect on our results of operations and cash flows. In addition, cost increases passed through to our customers may have a negative effect on demand for our products, which could lead to decreases in purchase orders or non-renewal of customer contracts.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

We regularly engage with our suppliers to ensure availability of purchased commodities and components used in manufacturing our products. We use a limited number of suppliers for certain raw materials, including aluminum, copper, steel and stainless steel (nickel), and third-party parts and components required to make our products. We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand. In some cases, it can take several months, or longer, to identify and accept a new supplier due to qualification and/or customer approval requirements.

Strong or rapidly increasing demand, including significant or unanticipated increases in demand for certain components driven by elevated levels of capital investment in end markets such as data centers, as well as the potential effects of trade laws and tariffs, sanctions, geopolitical and military conflicts, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or significant price increases. In certain cases, such demand may exceed available market supply for key components, limiting our ability to obtain sufficient quantities from existing or alternative suppliers. We began experiencing supply shortages of certain data center product components in the fourth quarter of fiscal 2026, which are negatively impacting our production schedules for the first quarter of fiscal 2027. If we experience significant or prolonged shortages of critical components or materials from our suppliers and could not procure the components or materials from other sources, we may be unable to meet our production schedules and could miss product delivery dates, which would adversely affect our sales, results of operations, cash flows and customer relationships.

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

Climate and sustainability risks

Global climate change and related emphasis on sustainability goals by various stakeholders could negatively affect our business.

There continues to be ambiguity regarding the promulgation and enforcement of climate-related regulations, which creates uncertainty in the markets in which we operate. This uncertainty extends to the use or adoption rate of many products within our product portfolio and our overall costs of regulatory compliance, which may impact the demand for our products and/or may require us to make increased capital expenditures to meet new standards and regulations. Further, our customers, other market participants, or government entities may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to meet on a timely or cost-effective basis, due to the required level of capital investment or pace of technological advancement.

Climate changes, such as extreme weather conditions, also create financial risk and uncertainty for our business. Demand for our products and services may be affected by unpredictable or unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials and resources needed for manufacturing and could increase our insurance and other operating costs. In addition, natural disasters or extreme weather events, including those as a result of climate changes, could disrupt our manufacturing operations and our ability to manufacture and deliver products to our customers and adversely impact our results of operations and cash flows.

Increased stakeholder focus on sustainability matters requires the continuous monitoring of evolving expectations, standards, and disclosure requirements across jurisdictions. Certain customers are requiring information on our environmental sustainability goals and commitments, which we have not released publicly. Stakeholders may hold divergent or changing views on sustainability initiatives, particularly in light of evolving political and market dynamics. There can be no assurance that our future plans, targets, goals or other commitments will be achieved or that related investments will meet applicable regulatory or stakeholder expectations.

A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent. Likewise, a failure to comply with any current or future sustainability reporting requirements, as established by regulators in the U.S., Europe and beyond, may result in the loss of business, regulatory penalties, litigation, and/or reputational damage.

Competitive environment

Continued and increased competition could adversely affect our business and our results of operations.

We experience competition from companies in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tariff or tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies. In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets. Increased competition could adversely affect our business and results of operations.

B.	OPERATIONAL RISKS

Complexities of global presence

We are subject to risks related to our international operations and global customer and supplier base.

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia. Our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or export duties or other charges or taxes, fluctuations in foreign currency exchange and interest rates, inflation, changing economic and employment conditions, changes in foreign visitor and immigration policies, public health crises, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, impacts of the military conflicts and tensions in the Middle East and Ukraine), incompatible business practices, and international terrorism.

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

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional. In connection with the military conflict with Iran, the U.S. government has expanded sanctions against Iran, including entities involved in Iran’s oil transportation infrastructure and countries that trade with Iran. In addition, governments in the U.S. and abroad have extended and expanded sanctions against Russia and entities known to be supporting Russian interests, including on certain companies located in countries in which we operate, including China, Germany, and Serbia. We do not have manufacturing operations in the Middle East, Ukraine, or Russia, nor any significant business relationships in or associated with Iran, Ukraine or Russia, however we are continuing to monitor the sanctions requirements and reacting as necessary to ensure compliance. We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted. Significant developments or changes in these regulatory requirements could have a material adverse impact on our results of operations and cash flows.

In addition, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar anti-corruption laws generally prohibit companies and their intermediaries from making payments to improperly influence foreign government officials or other persons for the purpose of obtaining or retaining business. In recent years, there has been a substantial increase in the global enforcement of anti-corruption laws. In the event that we believe our employees or agents may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may have to expend significant time and financial resources toward the investigation and remediation of the matter, which could disrupt our business and result in a material adverse impact on our results of operations, cash flows and reputation.

Challenges of maintaining a competitive cost structure

We may be unable to maintain competitive cost structures.

As we progress towards our vision of a “new” Modine by applying 80/20 principles across our businesses to focus resources on products and markets with the highest sustainable growth opportunities and return profiles, it is imperative that we effectively and efficiently manage our operations in response to sales volume changes. This includes ramping up and maintaining adequate production capacity to meet demand in our growing businesses, particularly in Data Centers, and completing restructuring activities, including transferring production for certain product lines among our facilities, to both support our growth initiatives and optimize our manufacturing footprint.

Our successful execution of these initiatives and our ability to optimize and maintain competitive cost structures, is critical in sustaining our long-term competitiveness. Any failure to do so could, in turn, adversely affect our results of operations, cash flows and financial condition.

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

We regularly launch new products and system designs at our facilities across the world. The success of these launches is critical to our business and results of operations.

We design technologically advanced products and systems, and the processes and time required to develop, design and produce these products and systems can be lengthy, difficult and complex. We spend significant time and financial resources to ensure the successful launch of new products and programs. Due to our high level of launch activity, we must appropriately manage these activities and deploy our capital and operational and administrative resources to take advantage of the resulting increase in our business. If we do not successfully or timely launch new products, systems and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business and results of operations. In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations and cash flows.

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

We are dependent upon IT infrastructure, including network, hardware, and software systems owned by us and our service providers, to conduct our business. Despite network and other cybersecurity measures we and our service providers have in place, IT systems could be damaged, compromised, or interrupted by intentional or unintentional events or natural disasters. We could also be negatively impacted by a cybersecurity breach from malware, ransomware, phishing, unauthorized access or similar disruptions. Cybersecurity risk may be heightened by the increased prevalence of hybrid and/or remote work arrangements, mergers, acquisitions and dispositions, rapid business growth activities, and reliance on third-party service providers. Further, the military conflicts in the Middle East and Ukraine, as well as current geopolitical uncertainties involving Russia, Iran and China, among other nations, may increase the threat of cyberattacks on the global financial markets, supply chain, and IT infrastructure, which could directly or indirectly have an adverse impact on our results of operations and cash flows.

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

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of our manufacturing facilities entails risks in these areas and there can be no assurance we will avoid material costs or liabilities relating to such matters. Our financial responsibility to clean up contaminated property may extend to previously-owned or used property, properties owned by unrelated companies, as well as properties we currently own and use, regardless of whether the contamination is attributable to prior owners. In addition, potentially material expenditures could be required in order for our products and operations to comply with evolving environmental, health and safety laws, regulations (including those developed as a concern to climate control), or other requirements that may be adopted or imposed in the future. Future costs to remediate contamination or to comply with environmental, health and safety laws and regulations could adversely affect our business, financial condition, results of operations and cash flows.

Claims and litigation

We may incur material losses and costs as a result of warranty and product liability claims and litigation or other legal proceedings.

In the event our products or systems fail to perform as expected or our testing and quality control processes do not detect quality issues or defects, including those related to components manufactured by third parties, we could be exposed to warranty and product liability claims. We could incur significant expenses associated with the recall, repair, and/or replacement of our products. In addition, we could incur significant expenses resulting from product liability claims, including for personal injury or property damage. Any such incidents could require significant time and resources to resolve. Product warranty and liability claims could have a material adverse effect on our financial condition, results of operations, cash flows and reputation.

We are also involved in various legal proceedings from time to time incidental to our business. If any such proceeding has a negative result, it could adversely affect our business, financial condition, results of operations, cash flows and reputation.

C.	STRATEGIC RISKS

Pending Reverse Morris Trust transaction

The pending Reverse Morris Trust transaction with Gentherm is subject to various risks and uncertainties. There can be no assurance that it will be completed on the terms and timeline planned, if at all, and it will result in significant costs to the Company.

The pending spin-off of our Performance Technologies segment businesses and simultaneous combination with Gentherm may not be completed as currently planned. Completion of the Reverse Morris Trust transaction is subject to the satisfaction or waiver of a number of conditions, including the approval of Gentherm’s shareholders and regulatory approvals. There can be no assurance that we will receive the required approvals in a timely manner or at all. The completion of the pending Reverse Morris Trust transaction is also subject to obtaining opinions and a private letter ruling from the IRS regarding its qualification as a tax-free transaction for U.S. federal income tax purposes. In addition, we may experience greater than expected difficulties in separating the Performance Technologies segment businesses from our other businesses. Any significant delays in completing the transaction may increase the amount of fees and resources spent on the transaction and the risk that it may not be completed. We have and will continue to incur costs related to the transaction, including legal, accounting, tax, and other professional fees, whether or not the transaction is completed. If the transaction is not completed or not completed in the timeframe expected, our business, financial results and market price of our shares could be adversely affected.

We are subject to risks and uncertainties while the Reverse Morris Trust transaction with Gentherm is pending.

Uncertainties regarding the impacts of the pending Reverse Morris Trust transaction with Gentherm on our employees, customers, and suppliers could adversely affect our business and results of operations. Our employees may be distracted due to uncertainty regarding their future roles and we may face challenges in attracting, retaining and motivating key employees. Our suppliers or customers may delay or defer decisions or may terminate their relationships with us or our Performance Technologies segment businesses, which could adversely affect our sales, results of operations, and cash flows. Further, the pending transaction will require significant time and attention from management, which could detract from other business concerns.

In addition, potential shareholder litigation in connection with the pending transaction or other litigation, settlements or investigations may affect the timing or occurrence of the pending transaction or result in significant costs of defense, indemnification and liability.

We may be unable to achieve some or all of the anticipated benefits from the pending Reverse Morris Trust transaction with Gentherm.

We may not achieve the financial and operational benefits expected from the pending Reverse Morris Trust transaction. The transaction might not provide us and our shareholders benefits or value in excess of what might have been realized had we retained the Performance Technologies segment businesses or undertaken a different strategic alternative.

Following the spin-off and merger with Gentherm, our remaining company will be less diversified, with a more concentrated focus on the data center and commercial HVAC&R markets. As a result, we will be more vulnerable to changing market conditions in these markets, including risks related to the concentration of demand among a limited number of large customers or projects, which could adversely affect our business, results of operations, cash flows and financial condition.

There can be no assurance as to the value of the shares of the combined company to be received by our shareholders in the pending Reverse Morris Trust transaction with Gentherm.

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

Business growth and optimization strategies

We are strategically focused on growing our Data Centers business. We may not realize the sales growth anticipated to data center customers.

We are making significant investments to support the growth of our Data Centers business. We have been rapidly expanding manufacturing capacity for data center products, including leasing new manufacturing facilities in the U.S. and in Canada and purchasing equipment necessary for new and expanded production lines. The success of our Data Centers business relies on the growth of our current and prospective customers’ data centers. If the anticipated growth in data center infrastructure does not materialize due to changes in the economy, obstacles related to the availability of power and land resources, changes in the reliance on digital technologies, or other factors, we may not realize the sales growth and the return on our investments that we anticipate.

In addition, we recently entered into a long-term capacity agreement with one of our strategic data center customers, with whom we are party to a confidentiality agreement. In connection with this capacity agreement, we received a $165 million up-front deposit from the customer to support investments necessary to meet the planned sales volume. We expect to sell more than $4 billion of data center cooling products to this customer during calendar years 2027 through 2029. However, there can be no assurance that this customer will purchase the amounts projected. If this customer or other data center customers terminate, reduce, or defer orders, we may not realize the sales growth anticipated to data center customers and our results of operations and cash flows could be adversely impacted.

Our business strategy includes acquisitions and dispositions. We may be unable to identify, execute, and successfully integrate acquisitions or successfully execute strategic business dispositions.

Under our strategy based on 80/20 principles, we are focused on acquiring businesses and investing in technologies that we expect to accelerate our strategic growth in select markets. If we are unable to successfully execute on further organic growth opportunities or complete acquisitions in the future, our growth may be limited. There can be no assurance we will be able to identify and complete the purchase of attractive acquisition targets, including obtaining financing, if necessary, to facilitate such transactions. Future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions. If we are unable to successfully integrate future acquisitions into our existing operations, capitalize on expected market share or revenue gains, realize anticipated cost or revenue synergies, or operate any acquired businesses profitably, we may not achieve the financial or operational success expected. In addition, future acquisitions could include the issuance of shares of our common stock as all or a portion of the consideration paid to the sellers. Any such issuance of shares would be dilutive to the interests of our existing shareholders and may adversely affect the market price of our shares.

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

As of March 31, 2026, we had total outstanding indebtedness of $436 million. Our indebtedness and related debt service obligations (i) require that a certain portion of cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

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

Our balance sheet includes goodwill and intangible assets totaling $489 million at March 31, 2026. We perform goodwill impairment tests annually, as of the end of February, or more frequently if business events or other conditions exist that require a more frequent evaluation. In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired. If we determine the carrying value of an asset is impaired, we write down the asset to fair value and/or record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists. For our annual goodwill impairment tests, we use estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows and risk-adjusted discount rates. We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and general economic uncertainties, which could adversely affect the carrying value of goodwill and intangible assets. An impairment of a significant portion of goodwill or intangible assets could adversely impact our results of operations.

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

In addition, as of March 31, 2026, our net deferred tax assets totaled $60 million. Each quarter, we evaluate the probability that our deferred tax assets will be realized and determine whether valuation allowances or adjustments thereto are needed. This determination involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could negatively impact our results of operations and financial condition.

E.	GENERAL RISKS

Customers and markets

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ financial condition and performance are affected by demand for their goods or services, regulatory initiatives and incentives and general economic conditions, including supply chain challenges, access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements and incentives, technology demands and advancements, government-imposed restrictions relating to health crises or other events, trade agreements and other market factors, as well as by customer-specific issues. Any significant decline in demand for our products and solutions, including those driven by end-market demands or demand for our customer’s products or services, by current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations, cash flows and financial condition.

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

Management

The CISO is responsible for the management of cybersecurity risks and our incident response plan. The CISO coordinates with legal counsel and third parties, as applicable, in assessing and managing cybersecurity risks. The CIO and CISO regularly provide updates to our Board of Directors regarding cybersecurity and information technology matters, including cybersecurity threats and our risk management strategy.

Our former CISO, who had more than ten years of experience in leading global security functions and strategies, departed in May 2026. Our CIO, who has more than twenty years of information technology and security leadership experience, has assumed the CISO responsibilities, on an interim basis, until a new CISO is appointed and onboarded. The new CISO will report to our CIO who, in turn, reports to our Executive Vice President and Chief Financial Officer.

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

Additionally, we have implemented an Information Security Risk Management Framework, which is a strategy for protecting the Company, the Board of Directors, employees, and other stakeholders from unnecessary information security injuries, losses or damage. The framework further establishes the context for assessing information security risks, managing those risks and making risk-based decisions through the information security lifecycle.

As part of our proactive information security risk management, we evaluate cybersecurity risks related to third party service providers through due diligence, risk based assessments, and ongoing monitoring.

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

ITEM 2.  PROPERTIES.

We operate manufacturing facilities in the U.S. and in numerous foreign countries. Our world headquarters, including general offices and laboratory, experimental and prototype facilities, is located in Racine, Wisconsin. We have additional technical support functions located in Grenada, Mississippi; Allen, Texas; Leeds, United Kingdom; Pocenia, Italy; Guadalajara, Spain; Söderköping, Sweden; Mezökövesd, Hungary; Sao Paulo, Brazil; Changzhou, China; and Chennai, India.

The table below summarizes the number of manufacturing facilities within each of our operating segments as of March 31, 2026. Twenty-five of these facilities include leased manufacturing space.

	Americas	Europe	Asia	Total
Climate Solutions	17	9	2	28
Performance Technologies	7	5	6	18
Total manufacturing facilities	24	14	8	46

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2026), business experience during at least the last five years, and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	57	Vice President, Chief Human Resources Officer (with a title change from Vice President, Human Resources) (October 2012 – Present).

Neil D. Brinker	50

President and Chief Executive Officer (December 2020 – Present). Prior to joining Modine, Mr. Brinker served as President and Chief Operating Officer of Advanced Energy Industries, Inc. (June 2020 – December 2020) after serving as its Executive Vice President and Chief Operating Officer (June 2018 – June 2020).

Michael B. Lucareli	57	Executive Vice President, Chief Financial Officer (May 2021 – Present); previously Vice President, Finance and Chief Financial Officer for the Company (July 2010 – May 2021).

Eric S. McGinnis	55

President, Climate Solutions (April 2022 – Present); previously Vice President, Building HVAC upon joining Modine in August 2021. Prior to joining Modine, Mr. McGinnis served as President, Industrial Systems at Regal Beloit (March 2017 – August 2021).

Jeremy M. Patten	46

President, Performance Technologies (September 2025 – Present). Prior to joining Modine, Mr. Patten served as President, Packaging and Food Technology Group at ATS Corporation (January 2020 – September 2025) after serving as its Vice President, ATS Business Model (August 2017 – January 2020).

Erin J. Roth	50

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. Our trading symbol is MOD. As of March 31, 2026, shareholders of record numbered 1,711.

We did not pay dividends during fiscal 2026 or 2025. Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as defined in our credit agreements. We currently do not intend to pay dividends in fiscal 2027.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2026:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
January 1 - January 31, 2026	222 (b)	$134.34	—	$81,600,955

February 1 - February 28, 2026	—	—	—	$81,600,955

March 1 - March 31, 2026	876 (b)	$216.71	—	$81,600,955

Total	1,098	$200.06	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Standard & Poor’s (S&P) 500 Index, the Russell 2000 Index, and the S&P MidCap 400 Industrials Index. Based upon the Company’s higher market capitalization compared with the prior year, the Company determined that the S&P 500 Index was more representative of its business and plans to replace the Russell 2000 Index for purposes of this graph beginning in fiscal 2027. The graph assumes a $100 investment and reinvestment of dividends. The return shown on the graph is not necessarily indicative of future performance.

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2021	2022	2023	2024	2025	2026
Modine Manufacturing Company	$100	$61.00	$156.06	$644.48	$519.63	$1,467.23
S&P 500 Index	100	115.65	106.71	138.59	150.03	176.74
Russell 2000 Index	100	94.21	83.28	99.69	95.70	120.32
S&P MidCap 400 Industrials Index	100	104.34	108.59	146.99	135.97	178.19

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

At Modine, we are Engineering a Cleaner, Healthier World ™. Our mission is to use our thermal management expertise to help our customers improve indoor air quality, reduce energy and water consumption, lower harmful emissions, enable cleaner running vehicles, and use more environmentally friendly refrigerants. We operate in four continents, in numerous countries, and employ approximately 13,200 persons worldwide.

We sell customer-centric thermal management solutions in a wide array of commercial, industrial, and building HVAC&R markets. In addition, we are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway OEM vehicular applications. Our primary product groups include i) Data Centers; ii) Heat Transfer Solutions; iii) HVAC Technologies; iv) Heavy-Duty Equipment; and v) On-Highway Applications.

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

We first announced our vision for a “new” Modine in late fiscal 2021. Over the last five fiscal years, we have simplified and re-segmented our organization and have aligned resources around specific strategies and market-based verticals. Our leadership and teams have embraced 80/20 principles and have created a high-performance culture that focuses resources on products and markets with the highest sustainable growth opportunities and best return profiles, while simplifying and improving our processes. Through initiatives based upon 80/20 principles, we have achieved significant improvements in our profit margins since we started our transformational journey.

In fiscal 2026, we continued our strategic transformation. Following our 80/20 discipline, we significantly expanded our Data Centers business and production capacity to meet increasing customer demand. We see great opportunity in growing our Data Centers business in light of trends in high-performance computing, with significant data center growth fueled by increased AI usage. In addition, we acquired three businesses during fiscal 2026, AbsolutAire, L.B. White, and Climate by Design, which contributed to growth in our HVAC Technologies business. In January 2026, we entered into definitive agreements with Gentherm, whereby we will spin-off and simultaneously combine our Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. This transaction, which we expect will close by the end of calendar 2026, will transform our company into a pure-play climate solutions company focused on the data center and commercial HVAC&R markets.

Entering fiscal 2027, we are committed to executing our strategic priorities, including further expanding our Data Centers business and completing the transaction with Gentherm. We will continue to apply our strategic pillars across our businesses to drive value creation. We aim to capitalize on our expertise in thermal management to provide differentiated solutions and sustain market leadership. We are focused on leveraging our product portfolio to accelerate growth, with particular focus on long-term growth drivers tied to secular mega-trends. We will continue to elevate our 80/20 discipline throughout our businesses and use 80/20 to guide our daily decision making. Finally, we will continue to evolve our portfolio to increase shareholder value.

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position. During fiscal 2026, we significantly expanded production capacity in our Data Centers business and integrated three acquired businesses, AbsolutAire, L.B. White, and Climate by Design, into our Climate Solutions segment. We will continue to pursue growth opportunities, particularly to grow our global, market leading positions in the data center and commercial HVAC markets. We have provided our businesses with the tools that they need to be successful, including dedicated resources to create an entrepreneurial environment and to challenge the status quo.

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

Our fiscal 2026 annual cash incentive plan for our management team was based upon two performance metrics: growth in net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) and Adjusted EBITDA as a percentage of net sales. The incentive plan’s performance goals were established for each operating segment as well for the consolidated Company. In addition, we provide a long-term incentive compensation plan for officers and certain key leaders throughout our organization to attract, retain, and motivate these employees who are responsible for driving the long-term success of our company. The fiscal 2026 plan is comprised of performance-based share awards and restricted stock awards. The performance-based awards for the fiscal 2026 through 2028 performance period are based upon a target three-year average growth in Adjusted EBITDA and a target three-year average cash flow return on invested capital.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments has separate strategic and financial plans. Segment financial results are reviewed by our CODM. These plans and results are used by our CODM to evaluate the performance of each segment and to make decisions on the allocation of resources.

Effective April 1, 2026, we reorganized our Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. We believe that managing these businesses independently will allow us to better deploy our 80/20 strategy focused on capitalizing on growth opportunities, particularly in our Data Centers business, and optimizing profit margins and cash flow.

Climate Solutions (65 percent of fiscal 2026 net sales)

Our Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide range of applications, including data centers, schools, greenhouses, healthcare systems, warehouses, residential garages, manufacturing and construction sites, poultry and swine facilities, and other commercial and industrial applications. The Climate Solutions segment sells data center, heat transfer solutions, and HVAC technologies products to customers in North America, EMEA, and Asia Pacific. Data center products include chillers, dry coolers, precision air handling units, CRAC and CRAH units, fan walls, rear-door heat exchangers, CDUs, and immersion solutions. In addition, the Data Centers business sells modular data center solutions, replacement parts, maintenance service and control solutions for existing equipment and new building management controls and systems. Heat transfer solutions include heat exchanger coils, anti-corrosion coating products, commercial and industrial refrigeration products, and power generation and transmission cooling solutions. HVAC technologies products include heating products, including unit heaters, roof-mounted direct- and indirect-fired makeup air units, duct furnaces, infrared units, and perimeter heating products. HVAC technologies products also include indoor air quality products, including single packaged unit ventilators, ceiling cassettes, modular chillers, air handling units, condensing units, and desiccant dehumidifiers. We sell our products and solutions both directly to commercial and industrial OEM and end user customers and through wholesalers, distributors, consulting engineers, contractors and data center management customers.

During fiscal 2026, Climate Solutions segment sales increased $621 million, or 43 percent, compared with the prior year, primarily driven by higher sales of data center and HVAC technologies products, which increased $468 million and $102 million, respectively. We have rapidly expanded our Data Centers business, investing to expand our manufacturing capacity, particularly in the U.S. and Canada, to support the significant sales growth to both hyperscale and colocation customers during fiscal 2026. The higher HVAC technologies product sales include $119 million of incremental sales from three businesses — AbsolutAire, L.B. White, and Climate by Design — that we acquired during fiscal 2026. These acquisitions expanded our heating and indoor air quality product portfolios and broadened our customer base. We are seeing the benefits of our strategic growth initiatives.

Effective April 1, 2026, we reorganized our Climate Solutions segment and split it into two separate segments: 1) Data Centers and 2) Commercial HVAC. We believe that managing these businesses independently will allow our teams to better deploy our 80/20 strategy to capitalize on growth opportunities and optimize profit margins and cash flow. We are especially excited about opportunities to grow our Data Centers segment and are prioritizing the expansion of this business and our manufacturing footprint to meet increasing customer demand. We expect strong growth in the data center cooling markets in fiscal 2027, supported by sustained global reliance on digital technologies and anticipated significant investments in data center infrastructure, particularly in the U.S. In light of this strong growth, however, market demand is currently outpacing supplier capacity for certain components that we purchase to manufacture our data center products. We began experiencing supply shortages in the fourth quarter of fiscal 2026. These component shortages are negatively impacting our production schedules for the first quarter of fiscal 2027. We are actively working with our supply chain, including qualifying new vendors, to mitigate the supply constraints. As we work to grow our businesses, we will continue to apply our strategic pillars to drive value creation. We will leverage our deep expertise in thermal management to bring highly-engineered, mission-critical thermal solutions to our customers and to capitalize on growth opportunities supported by mega-trends in the areas of digitalization, climate change, and urbanization, which are increasing the needs for energy-efficient cooling solutions and HVAC technologies products. We are also focused on applying 80/20 principles within our manufacturing facilities and expect to achieve production efficiency improvements as a result.

Performance Technologies (35 percent of fiscal 2026 net sales)

The Performance Technologies segment provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission-critical energy for a variety of end market applications. The segment also provides solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications. The segment’s Heavy-Duty Equipment business provides heat exchangers and cooling modules for off-highway markets, including agricultural and construction. In addition, the Heavy-Duty Equipment business sells cooling module generator sets that provide mission-critical stationary power. Heavy-Duty Equipment products primarily include powertrain cooling products, such as radiators, condensers, charge air coolers, oil coolers, and engine cooling modules; and Gensets. The segment’s On-Highway Applications business provides heat exchangers and cooling systems for commercial vehicle, automotive, bus and specialty vehicle customers. Its products and solutions include products for traditional powertrains, including aluminum and stainless steel engine oil coolers, EGR coolers, charge air coolers, transmission and retarder oil coolers, chillers, condensers, fan shrouds, and surge tanks. In addition, the On-Highway Applications business provides products and solutions for zero-emission and hybrid passenger car, commercial vehicle, bus and specialty vehicles, including complete battery thermal management systems, electronics cooling packages, battery chillers, battery cooling plates, coolers and casings for electronics cooling, and coolers for e-axles.

During fiscal 2026, Performance Technologies segment sales decreased $31 million, or 3 percent, compared with the prior year, primarily due to lower sales volume in North America, largely due to general market weakness and the strategic exit of lower-margin business. In light of the lower sales volume, we focused on cost containment measures during fiscal 2026 and significantly lowered our selling, general and administrative (“SG&A”) expenses, which benefitted from recent restructuring actions.

In January 2026, we entered into definitive agreements to spin-off and simultaneously combine our Performance Technologies segment business with Gentherm in a Reverse Morris Trust Transaction. We expect the transaction will close by the end of calendar 2026 and are focused on executing the steps necessary to facilitate a smooth and timely transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. We believe this transaction will provide a renewed focus on investment and growth opportunities for the Performance Technologies business, while positioning us to further focus on the data center and commercial HVAC&R markets. Until the transaction closes, we are continuing to manage this business as our Performance Technologies segment, using our strategic pillars rooted in 80/20 principles as our guide.

Consolidated Results of Operations

Pending Reverse Morris Trust Transaction

As discussed earlier in this report, we have entered into definitive agreements with Gentherm, whereby we will spin-off and simultaneously combine our Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. We anticipate this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other closing conditions, including regulatory approvals. The transaction is intended to establish Gentherm as a scaled leader in thermal management. We will retain our Climate Solutions segment businesses, creating a pure-play climate solutions company focused on the data center and commercial HVAC&R markets.

Under the terms of the agreement, at the time of the spin-off of our Performance Technologies segment businesses, our shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, we will receive cash proceeds of $210 million, subject to adjustment, which will be used to pay down our long-term debt obligations. Based upon the Gentherm stock price, the transaction was valued at approximately $1 billion when we entered into the agreement. Under the Reverse Morris Trust structure, the transaction is intended to be generally tax-free for U.S. federal income tax purposes for the Company and our shareholders. To facilitate this transaction, we expect to incur significant fees for transaction advisory, legal, accounting, tax and other professional services. We currently estimate that these fees and other costs directly related to the transaction will total approximately $45 million to $55 million.

Fiscal 2026 acquisitions

During fiscal 2026, we acquired three businesses within our Climate Solutions segment, each supporting our growth strategy by expanding our product portfolio and broadening our customer base.

On April 1, 2025, we acquired substantially all of the net operating assets of AbsolutAire for $11 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems.

On May 31, 2025, we acquired L.B. White for $111 million. Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries.

On July 1, 2025, we acquired Climate by Design for $64 million. Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers.

Fiscal 2024 acquisitions and dispositions

During fiscal 2024, we acquired two businesses within our Climate Solutions segment. On March 1, 2024, we acquired Scott Springfield Manufacturing, a Canadian-based manufacturer of air handling units, for consideration totaling $184 million. On July 1, 2023, we acquired Napps Technology Corporation (“Napps”), a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $6 million.

In October 2023, we sold three automotive businesses based in Germany. Sales from these three businesses totaled $54 million in fiscal 2024.

See Note 2 of the Notes to Consolidated Financial Statements for further information regarding acquisitions and dispositions.

Fiscal 2026 highlights

Fiscal 2026 net sales increased $598 million, or 23 percent, from the prior year, primarily due to higher sales in our Climate Solutions segment, driven by higher sales of data center products and $119 million of incremental sales from the three businesses that we acquired during fiscal 2026. Cost of sales increased $510 million, or 26 percent, primarily due to the higher sales volume. Gross profit increased $87 million. Gross margin declined 190 basis points to 23.0 percent and was negatively impacted by temporary operating inefficiencies associated with the rapid expansion of our Data Centers business and higher material costs in both of our operating segments. SG&A expenses increased $28 million and included higher costs associated with our strategic acquisition and disposition activities. Operating income of $342 million during fiscal 2026 increased $59 million from the prior year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses. During fiscal 2026, we recorded a $116 million non-cash pension termination charge in connection with the termination of our primary U.S. pension plan.

Fiscal 2025 highlights

Fiscal 2025 net sales increased $175 million, or 7 percent, from the prior year, primarily due to higher sales in our Climate Solutions segment, partially offset with lower sales in our Performance Technologies segment. Cost of sales increased $58 million, or 3 percent. Gross profit increased $118 million and gross margin improved 310 basis points to 24.9 percent. SG&A expenses increased $58 and included higher compensation-related expenses and higher expenses from Scott Springfield Manufacturing, including amortization expense for acquired intangible assets. Operating income of $283 million during fiscal 2025 increased $42 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A and restructuring expenses and the absence of a $4 million gain on the sale of three automotive businesses in Germany in fiscal 2024.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2026, 2025 and 2024.

	Years ended March 31,
	2026		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$3,181	100.0%	$2,583	100.0%	$2,408	100.0%
Cost of sales	2,450	77.0%	1,940	75.1%	1,882	78.2%
Gross profit	731	23.0%	644	24.9%	526	21.8%
Selling, general and administrative expenses	360	11.3%	332	12.9%	274	11.4%
Restructuring expenses	21	0.6%	28	1.1%	15	0.6%
Impairment charge	4	0.1%	—	—	—	—
Loss (gain) on sale of assets	4	0.1%	—	—	(4)	(0.2)%
Operating income	342	10.8%	283	11.0%	241	10.0%
Interest expense	(32)	(1.0)%	(26)	(1.0)%	(24)	(1.0)%
Pension termination charge	(116)	(3.6)%	—	—	—	—
Other expense – net	(8)	(0.3)%	(3)	(0.1)%	(2)	(0.1)%
Earnings before income taxes	186	5.9%	254	9.8%	215	8.9%
Provision for income taxes	(63)	(2.0)%	(69)	(2.7)%	(51)	(2.1)%
Net earnings	$123	3.9%	$186	7.2%	$163	6.8%

Year ended March 31, 2026 compared with year ended March 31, 2025

Fiscal 2026 net sales of $3,181 million were $598 million, or 23 percent, higher than the prior year, primarily due to $621 million of higher sales in our Climate Solutions segment, including organic sales growth to hyperscale and colocation data center customers in North America and Europe and $119 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses. The higher sales in the Climate Solutions segment were partially offset by $31 million of lower sales in our Performance Technologies segment, largely due to market weakness. Foreign currency exchange rates favorably impacted sales by $63 million.

Fiscal 2026 cost of sales of $2,450 million increased $510 million, or 26 percent, primarily due to higher sales volume in the Climate Solution segment and a $50 million unfavorable impact of foreign currency exchange rates. In addition, cost of sales was unfavorably impacted by temporary operating inefficiencies in the Climate Solutions segment, largely due to the rapid expansion of manufacturing capacity for data center products, and higher raw material costs, which increased $28 million and included the impact of tariffs. These drivers, which increased cost of sales, were partially offset by lower sales volume in the Performance Technologies segment. As a percentage of sales, cost of sales increased 190 basis points to 77.0 percent, primarily due to temporary operating inefficiencies, higher material costs, and the absence of commercial pricing settlements and sales tax credits, which favorably impacted the prior year.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $87 million and gross margin declined 190 basis points to 23.0 percent.

Fiscal 2026 SG&A expenses increased $28 million, or 8 percent. As a percentage of sales, SG&A expenses decreased 160 basis points. The increase in SG&A expenses includes higher compensation-related expenses in the Climate Solutions segment, supporting the segment’s growth and including incremental expenses from the acquired businesses. Other costs directly associated with acquisition and disposition activities increased $18 million. These drivers, which increased SG&A expenses, were partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions, and lower incentive compensation expense.

Restructuring expenses during 2026 decreased $7 million compared with the prior year, primarily due to lower severance expenses in the Performance Technologies segment and at Corporate, partially offset by higher severance expenses in the Climate Solutions segment and higher costs related to transferring production for certain product lines.

During fiscal 2026, we recorded a $4 million non-cash impairment charge in the Performance Technologies segment related to a technical service center and administrative support facility in Germany, the sale of which is pending.

During fiscal 2026, we recorded a $4 million loss at Corporate resulting from the settlement of a loan facility that we had provided to the buyer of our Austrian automotive business in fiscal 2022.

Operating income of $342 million in fiscal 2026 increased $59 million compared with the prior year, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses and the impairment charge and loss on sale of assets in fiscal 2026.

Interest expense in fiscal 2026 increased $6 million compared with the prior year, primarily due to higher average outstanding borrowings, partially offset by favorable changes in interest rates.

During fiscal 2026 and in connection with the termination of our primary U.S. pension plan, we recorded a $116 million non-cash pension termination charge to recognize actuarial losses that were included within accumulated other comprehensive loss on our consolidated balance sheet.

Other net expense during fiscal 2026 increased $5 million compared with the same period last year, primarily due to net foreign currency transaction losses, which increased $6 million compared with fiscal 2025.

The provision for income taxes of $63 million decreased $6 million from fiscal 2025. Higher operating earnings and the impact of provisions of the One Big Beautiful Bill Act (“OBBBA”) increased the income tax provision in fiscal 2026. These increases were more than offset by a $13 million net income tax benefit related to the U.S. pension plan termination and the impact of changes in the mix and amount of foreign and U.S. earnings. The $13 million net income tax benefit related to the pension termination charge included a $17 million income tax detriment resulting from disproportionate income tax effects in accumulated other comprehensive loss. The impacts associated with provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits increased the income tax provision during fiscal 2026 by $6 million. The Company is continuing to assess provisions of the OBBBA that are expected to impact future periods.

Year ended March 31, 2025 compared with year ended March 31, 2024

Fiscal 2025 net sales of $2,583 million were $175 million, or 7 percent, higher than the prior year, primarily due to $333 million of higher sales in our Climate Solution segment, partially offset by $158 million of lower sales in our Performance Technologies segment. The Climate Solutions sales increase included $240 million of higher sales from the Scott Springfield Manufacturing and Napps businesses, which we acquired in fiscal 2024, and organic sales growth to hyperscale and colocation data center customers. The lower sales in our Performance Technologies segment included a $54 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024. Fiscal 2025 sales were negatively impacted by $18 million from foreign currency exchange rates.

Fiscal 2025 cost of sales of $1,940 million increased $58 million, or 3 percent, primarily due higher sales volume and, to a lesser extent, higher labor and inflationary costs. These increases were partially offset by improved operating efficiencies and a $13 million favorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales decreased 310 basis points to 75.1 percent, primarily due to the favorable sales mix, higher average selling prices, and improved operating efficiencies.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $118 million and gross margin improved 310 basis points to 24.9 percent.

Fiscal 2025 SG&A expenses increased $58 million, or 21 percent. As a percentage of sales, SG&A expenses increased by 150 basis points. The increase in SG&A expenses included higher compensation-related expenses, which increased $45 million and included higher expenses from the acquired businesses and increased incentive compensation resulting from improved financial results. In addition, SG&A expenses included $17 million of higher amortization expense for acquired intangible assets. These increases were partially offset by lower environmental charges related to a previously-closed manufacturing facility in the U.S. and lower costs directly associated with the acquisition and integration of Scott Springfield Manufacturing. The environmental charges and acquisition-related costs were recorded at Corporate and both decreased $2 million compared with the prior year.

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

Segment Results of Operations

Effective April 1, 2026, we reorganized our Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. We believe that managing these businesses independently will allow us to better deploy our 80/20 strategy focused on capitalizing on growth opportunities, particularly in our Data Centers business, and optimizing profit margins and cash flow. Beginning for fiscal 2027, we will report three operating segments: 1) Data Centers; 2) Commercial HVAC and 3) Performance Technologies.

Climate Solutions

	Years ended March 31,
	2026		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,062	100.0%	$1,441	100.0%	$1,108	100.0%
Cost of sales	1,538	74.6%	1,025	71.1%	811	73.2%
Gross profit	524	25.4%	416	28.9%	297	26.8%
Selling, general and administrative expenses	194	9.4%	162	11.2%	115	10.4%
Restructuring expenses	8	0.4%	6	0.4%	3	0.3%
Operating income	$321	15.6%	$248	17.2%	$179	16.1%

Year ended March 31, 2026 compared with year ended March 31, 2025

Climate Solutions net sales increased $621 million, or 43 percent, in fiscal 2026 compared with the prior year, primarily due to higher sales volume. In addition, foreign currency exchange rates favorably impacted sales by $38 million. Compared with the prior year, sales of data center, HVAC technologies, and heat transfer solutions products increased $468 million, $102 million, and $45 million, respectively. The higher data center product sales include sales growth to hyperscale and colocation customers in North America and Europe. The higher HVAC technologies product sales are primarily driven by $119 million of incremental sales from the acquired L.B. White, Climate by Design, and AbsolutAire businesses, partially offset by lower sales of other indoor air quality products. The increase in sales of heat transfer products, driven by higher sales of heat transfer coils for commercial and residential applications, was partially offset by the absence of commercial pricing settlements with heat pump customers in Europe, which had a favorable impact during the prior year.

Climate Solutions cost of sales increased $513 million, or 50 percent, in fiscal 2026, primarily due to higher sales volume and, to a lesser extent, temporary operating inefficiencies, largely due to the rapid expansion of manufacturing capacity in the U.S. for data center products, and higher raw material costs, which increased $18 million and included the impact of tariffs. In addition, cost of sales was negatively impacted by $29 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 350 basis points to 74.6 percent, primarily due to the temporary operating inefficiencies, higher material costs, and the absence of the commercial pricing settlements in the prior year. Due to the increasing market demand for data center cooling products, demand for certain key components is currently outpacing supplier capacity. We began experiencing supply shortages in the fourth quarter of fiscal 2026. These component shortages are negatively impacting our production schedules for the first quarter of fiscal 2027.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $108 million and gross margin declined 350 basis points to 25.4 percent.

Climate Solutions SG&A expenses increased $32 million, or 20 percent, compared with the prior year. As a percentage of sales, SG&A expenses decreased 180 basis points. The increase in SG&A expenses was primarily driven by higher compensation-related expenses and increases across other general and administrative expenses. The higher compensation-related expenses, which increased $29 million, included expenses from the acquired businesses. This increase was partially offset by lower amortization expense, which decreased $7 million.

Restructuring expenses increased $2 million in fiscal 2026, primarily due to higher severance expenses.

Operating income of $321 million during fiscal 2026 increased $73 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Year ended March 31, 2025 compared with year ended March 31, 2024

Climate Solutions net sales increased $333 million, or 30 percent, in fiscal 2025 compared with the prior year, primarily due to higher sales volume, including $240 million of higher sales from the Scott Springfield Manufacturing and Napps businesses, which we acquired in fiscal 2024. Compared with the prior year, sales of data center and HVAC technologies products increased $350 million and $50 million, respectively. The increase in sales of data center products includes sales from the acquired Scott Springfield Manufacturing business and organic sales growth to hyperscale and colocation customers. Sales of heat transfer solutions products decreased $67 million, largely due to lower sales of heat transfer coils for heat pumps and other commercial and residential applications, partially offset by commercial pricing settlements with heat pump customers in Europe.

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

Climate Solutions SG&A expenses increased $47 million compared with the prior year. As a percentage of sales, SG&A expenses increased 80 basis points. The increase in SG&A expenses includes higher compensation-related expenses, which increased $24 million, and $17 million of higher amortization expense related to acquired intangible assets.

Restructuring expenses increased $3 million in fiscal 2025, primarily due to higher severance expenses and costs related to transferring production and warehousing for certain product lines.

Operating income of $248 million during fiscal 2025 increased $69 million from the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Years ended March 31,
	2026		2025		2024
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,132	100.0%	$1,163	100.0%	$1,321	100.0%
Cost of sales	927	81.9%	933	80.2%	1,092	82.6%
Gross profit	205	18.1%	230	19.8%	230	17.4%
Selling, general and administrative expenses	79	7.0%	102	8.8%	106	8.0%
Restructuring expenses	12	1.0%	20	1.8%	12	0.9%
Impairment charge	4	0.4%	—	—	—	—
Operating income	$110	9.7%	$108	9.3%	$112	8.5%

Year ended March 31, 2026 compared with year ended March 31, 2025

Performance Technologies net sales decreased $31 million, or 3 percent, in fiscal 2026 compared with the prior year, primarily due to lower sales volume in North America, largely due to market weakness and our strategic exit from lower-margin business, and, to a lesser extent, the absence of sales tax credits recognized in Brazil during the prior year. These decreases were partially offset by a $25 million favorable impact of foreign currency exchanges rates and higher average selling prices. Compared with the same period in the prior year, sales of heavy-duty equipment and on-highway applications products decreased $13 million and $4 million, respectively.

Performance Technologies cost of sales decreased $6 million, or 1 percent, in fiscal 2026, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by higher raw material costs, which increased $10 million and included the impact of tariffs, and a $21 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 170 basis points to 81.9 percent, primarily due to the higher raw material and tariff costs, partially offset by improved operating efficiencies and higher average selling prices.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $25 million and margin declined 170 basis points to 18.1 percent.

Performance Technologies SG&A expenses decreased $23 million, or 23 percent, compared with the prior year. As a percentage of sales, SG&A expenses decreased 180 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $26 million and included the benefits of previous restructuring actions.

Restructuring expenses during fiscal 2026 totaled $12 million, a decrease of $8 million compared with the prior year, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

During fiscal 2026, we recorded a $4 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell.

Operating income in fiscal 2026 increased $2 million to $110 million, primarily due to lower SG&A and restructuring expenses, partially offset by lower gross profit and the impairment charge recorded in the current year.

Year ended March 31, 2025 compared with year ended March 31, 2024

Performance Technologies net sales decreased $158 million, or 12 percent, in fiscal 2025 compared with the prior year, primarily due to lower sales volume, including a $54 million impact from the disposition of three automotive businesses in Germany during the third quarter of fiscal 2024, and a $17 million unfavorable impact of foreign currency exchange rates. These decreases were partially offset by higher average selling prices and, to a lesser extent, the recognition of sales tax credits in Brazil. Compared with the prior year, sales of on-highway applications and heavy-duty equipment products decreased $116 million and $41 million, respectively.

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

Performance Technologies SG&A expenses decreased $4 million, or 4 percent, compared with the prior year. As a percentage of sales, SG&A expenses increased 80 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased $1 million, a $1 million favorable impact of foreign currency exchange rates, and decreases across other general and administrative expenses.

Restructuring expenses during fiscal 2025 totaled $20 million, an increase of $8 million compared with the prior year, primarily due to higher severance expenses in North America and product line transfer costs.

Operating income in fiscal 2025 decreased $4 million to $108 million, primarily due to higher restructuring expenses, partially offset by lower SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2026 of $74 million, and available borrowing capacity of $391 million under our revolving credit facility. Given our extensive international operations, approximately $59 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Our primary contractual obligations include debt and related interest payments, lease obligations, obligations for capital expenditures, and pension obligations. During fiscal 2026, we contributed $15 million to fully fund our primary U.S. pension plan and settled all future obligations under the pension plan through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. As a result, we recorded a non-cash pension termination charge of $116 million during fiscal 2026. As of March 31, 2026, our global pension liabilities totaled $12 million.

Operating activities

Net cash provided by operating activities in fiscal 2026 was $249 million, an increase of $36 million from $213 million in the prior year. This increase in operating cash flow was primarily due to higher operating earnings and the favorable impact of customer deposits received during fiscal 2026, partially offset by an increase in working capital, which decreased operating cash flow, as compared with the prior year. The Climate Solutions segment’s Data Centers business is growing rapidly. We recently entered into a long-term capacity agreement with one of our data center customers, who made a $165 million up-front deposit intended to support our investments necessary to meet the planned sales volume. In addition, we have increased inventory levels to support the growing customer demand and higher sales have resulted in increased accounts receivable. The increases in inventory and accounts receivable were partially offset by increases in accounts payable, largely resulting from the higher inventory levels.

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

Investing activities

Capital expenditures

Capital expenditures of $143 million during fiscal 2026 increased $59 million compared with fiscal 2025, primarily due to higher capital spending in the Climate Solutions segment. Our capital spending in fiscal 2026 in the Climate Solutions and Performance Technologies segments totaled $113 million and $28 million, respectively. Capital spending in the Climate Solutions segment primarily includes investments to support expanding production capacity for data center products. Capital expenditures in the Performance Technologies segment include tooling and equipment purchases in conjunction with new and renewal programs with customers.

Acquisitions

During fiscal 2026, we made cash payments totaling $182 million to acquire L.B. White, Climate by Design, and AbsolutAire. During fiscal 2024, we made cash payments totaling $186 million to acquire Scott Springfield Manufacturing and Napps. In addition, we paid $12 million during fiscal 2024 to purchase intellectual property and related assets from TMGcore, Inc. These investments support our growth strategy by expanding our product portfolio and broadening our customer base in our Climate Solutions segment. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding acquisitions.

Financing activities

Debt

During fiscal 2026, borrowings on our credit facilities, net of repayments, totaled $79 million. We borrowed on our credit facilities to support our strategic growth initiatives, including our acquisitions of L.B. White and Climate by Design and the rapid expansion of our Data Centers business.

In July 2025, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $400 million revolving credit facility and a $200 million term loan facility maturing in July 2030. This credit agreement modified our then-existing revolving credit and term loan facilities, which would have matured in October 2027. We also amended the agreement governing our Senior Notes, to conform the applicable terms to those of the aforementioned amended and restated credit agreement. In December 2025, we further amended the credit agreement primarily to increase the borrowing capacity under the revolving credit facility by $150 million to $550 million.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below. Indebtedness under our credit agreements is secured by liens on substantially all domestic assets, excluding real estate. These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments, including dividends. Also, the credit agreements may require prepayments in the event of certain asset sales. In connection with the pending transaction with Gentherm, we expect to receive $210 million immediately prior to transaction closing. Proceeds from this transaction are required to be applied towards the principal outstanding under our credit agreements.

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

As of March 31, 2026, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during fiscal 2027 and beyond.

Share repurchase program

During fiscal 2026, we did not purchase any shares under our share repurchase program. During fiscal 2025, we repurchased $18 million of our common stock under the program. As of March 31, 2026, we had $82 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares depends on a number of factors, including business conditions, other cash priorities, and stock price.

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

Revenue recognition

We recognize revenue based upon consideration specified in a contract and as we satisfy performance obligations by transferring control over our products to our customers, which may be at a point in time or over time. The majority of our revenue is recognized at a point in time, based upon shipment terms. A limited number of our customer contracts for highly-specified products provide an enforceable right to payment for performance completed to date. For these contracts, we recognize revenue over time based upon our estimated progress toward the satisfaction of the contract’s performance obligations. We record an allowance for credit losses and we accrue for estimated warranty costs at the time of sale. We base these estimates upon historical experience, current business trends and economic conditions, and risks specific to the underlying accounts receivable or warranty claims.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $521 million and $197 million, respectively, at March 31, 2026. Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment. Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, all of which are related to our Climate Solutions segment. We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level. We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility. This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy. When such indicators are present, we perform an impairment evaluation.

During fiscal 2026, we recorded a non-cash impairment charge of $4 million related to technical service center and administrative support facility in Germany, which we expect to sell during fiscal 2027. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

At March 31, 2026, our goodwill totaled $292 million, all of which is related to our Climate Solutions segment. We conducted goodwill impairment tests as of February 28, 2026, by applying a fair value-based test and determined the fair value for each of our reporting units exceeded the respective book value. A 10 percent decrease in the estimated fair value of each reporting unit would not have resulted in a different conclusion.

Acquisitions

From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date. We determine the estimated fair values using information available to us and engage third-party valuation specialists when necessary. The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations. We also estimate the useful lives of intangible assets to determine the amount of amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. During fiscal 2026, we acquired L.B. White, Climate by Design, and AbsolutAire. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Pension obligations

During fiscal 2026, we completed the termination of our primary U.S. pension plan. We contributed $15 million to fully fund the plan and settled all future obligations under the pension plan through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. As a result, we recorded a non-cash pension termination charge of $116 million during fiscal 2026.

At March 31, 2026, our global pension liabilities totaled $12 million. The majority of the pension liabilities relate to non-U.S. plans maintained in Germany and Italy. These plans are closed to new participants and are substantially unfunded. Our calculation of the expense and liabilities for our remaining pension plans is dependent upon various assumptions. The most significant assumptions include the discount rate, expected return on plan assets, and mortality rates. We base our selection of these assumptions on historical trends and economic and market conditions at the time of valuation. In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods. These differences impact future pension expense.

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

Market risks

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to geopolitical tensions and military conflicts, including the conflict between the U.S. and Iran, inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;
●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling, and the impacts of threats or changes to the market growth prospects for our customers;
●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and product warranty and liability claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses, particularly in our Data Centers business, while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;
●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic risks related to the pending Reverse Morris Trust transaction with Gentherm

●	Our ability to complete the pending transaction on the terms or in the time frame expected by the parties, or at all;
●	The occurrence of any event that could give rise to the termination of the pending transaction;
●	Potential shareholder litigation in connection with the pending transaction or other litigation, settlements or investigations may affect the timing or occurrence of the pending transaction or result in significant costs of defense, indemnification and liability;
●	Our ability to obtain the anticipated tax treatment of the pending transaction;
●	Greater than expected difficulty in separating the businesses subject to the pending disposition from our other businesses; and
●	Disruption of management time from ongoing business operations due to the pending transaction, or other effects of the pending transaction on our relationship with our employees, customers, suppliers, or other counterparties.

Strategic risks related to business growth and optimization

●	Our ability to realize the sales growth and return on investments anticipated in our Data Centers business;
●	Our ability to identify and execute on other organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses;
●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from our other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial risks

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and

●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates, interest rates, commodity prices, credit risk and other market changes.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, Canada, China, India, Mexico, and throughout Europe. We also have joint ventures in China and South Korea. We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries. As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business. Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction. In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk. In fiscal 2026, we recorded a net gain of $1 million within our statement of operations related to foreign currency derivative contracts. In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars. These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and the euro, the British pound sterling, the Brazilian real, the Canadian dollar, and the Chinese yuan. In fiscal 2026, approximately 47 percent of our sales were generated in countries outside the U.S. A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses. In fiscal 2026, changes in foreign currency exchange rates favorably impacted our sales by $63 million; however, the impact on our operating income was only $7 million. Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates. If these rates were 10 percent higher or lower during fiscal 2026, there would not have been a material impact on our fiscal 2026 earnings.

We maintain intercompany loans that are subject to foreign currency exchange risk. From time to time, we enter into foreign currency derivative contracts to manage the associated currency exchange rate exposure. These derivative instruments are typically not accounted for as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and typically offset the impact of foreign currency changes on the outstanding loans.

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates. We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates. Interest rates for our term loan and borrowings under our multi-currency revolving credit facility, including swingline borrowings, are variable and are currently based on either SOFR or EURIBOR, plus 125 to 175 basis points, depending on our leverage ratio. As a result, we are subject to risk of fluctuations in SOFR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loan and revolving credit facility and could create variability in interest expense.

As of March 31, 2026, our outstanding borrowings on the variable-rate term loan and the revolving credit facility totaled $195 million and $150 million, respectively. Based upon our outstanding debt with variable interest rates at March 31, 2026, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2027 by approximately $3 million.

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

We regularly engage with our suppliers to ensure availability of purchased commodities and components and, where possible, we incorporate contractual volume protections to guarantee required supply levels. We are subject to supply risk, particularly with respect to sourcing of raw materials including aluminum, copper, steel and stainless steel (nickel), and certain third-party parts and components required to make our products. In light of the rapid growth in the data center market, demand for certain components that we purchase to manufacture our data center products is currently outpacing supplier capacity. We began experiencing supply shortages in the fourth quarter of fiscal 2026. These component shortages are negatively impacting our production schedules and are tempering our planned production ramp-up for certain data center products. We are actively working with our supply chain, including qualifying new vendors, to mitigate the supply constraints. Overall, we are exposed to the risk that our suppliers may not be able or willing to meet our supply requirements in light of various factors, such as changes in trade laws and tariffs, sharp increases in customer demand, capacity constraints, financial instability, or other circumstances.

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

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms. Our principal credit risk consists of outstanding trade accounts receivable. At March 31, 2026, 53 percent of our trade accounts receivable was concentrated with our top ten customers. These customers operate primarily in the data center cooling, commercial air conditioning and refrigeration, commercial vehicle, off-highway, and automotive and light vehicle markets and are influenced by similar market and general economic factors. In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with inflationary market conditions in recent years.

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

Economic and Market Risk

We operate in numerous countries and sell a broad range of thermal management solutions and products to customers operating in diverse markets, including data centers, commercial, industrial, and building HVAC&R, and commercial vehicle, off-highway, and automotive and light vehicle. Economic risk represents the possibility of loss resulting from economic instability in the U.S. or abroad.

We are currently monitoring economic and market risks related to geopolitical tensions and military conflicts, including the conflict between the U.S. and Iran, which could negatively impact or cause significant business disruptions in the global markets that we operate in. These conflicts and tensions could result in further increases to energy and fuel prices, shipping delays, and increased freight and manufacturing costs. We also encounter risks imposed by trade restrictions, including tariffs, embargoes, sanctions, and the like. There is currently uncertainty regarding future relationships between the U.S. and numerous other countries, including China, Canada, Mexico, and in Europe, with respect to trade policies and tariffs. We are working to minimize the impact of tariffs on our businesses. Where applicable, such efforts include renegotiating prices with suppliers, adjusting product pricing, and diversifying our supplier base.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2026, 2025 and 2024

(In millions, except per share amounts)

	2026	2025	2024
Net sales	$3,181.1	$2,583.5	$2,407.8
Cost of sales	2,450.0	1,939.7	1,882.2
Gross profit	731.1	643.8	525.6
Selling, general and administrative expenses	360.1	332.1	273.9
Restructuring expenses	20.6	28.2	15.0
Impairment charge	4.1	—	—
Loss (gain) on sale of assets	3.9	—	(4.0)
Operating income	342.4	283.5	240.7
Interest expense	(31.6)	(26.4)	(24.1)
Pension termination charge	(116.1)	—	—
Other expense – net	(8.2)	(3.1)	(2.0)
Earnings before income taxes	186.5	254.0	214.6
Provision for income taxes	(63.2)	(68.5)	(51.2)
Net earnings	123.3	185.5	163.4
Net earnings attributable to noncontrolling interest	(1.8)	(1.5)	(1.9)
Net earnings attributable to Modine	$121.5	$184.0	$161.5

Net earnings per share attributable to Modine shareholders:
Basic	$2.30	$3.50	$3.08
Diluted	$2.26	$3.42	$3.03

Weighted-average shares outstanding:
Basic	52.8	52.6	52.4
Diluted	53.8	53.9	53.4

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended March 31, 2026, 2025 and 2024

(In millions)

	2026	2025	2024
Net earnings	$123.3	$185.5	$163.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	36.1	(14.3)	(5.6)
Defined benefit plans	107.6	(3.1)	3.7
Cash flow hedges	0.8	(0.8)	(0.7)
Total other comprehensive income (loss)	144.5	(18.2)	(2.6)

Comprehensive income	267.8	167.3	160.8
Comprehensive income attributable to noncontrolling interest	(2.1)	(1.2)	(1.6)
Comprehensive income attributable to Modine	$265.7	$166.1	$159.2

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

March 31, 2026 and 2025

(In millions, except per share amounts)

	2026	2025
ASSETS
Cash and cash equivalents	$73.5	$71.6
Trade accounts receivable – net	731.0	478.9
Inventories	506.1	340.9
Other current assets	105.5	69.8
Total current assets	1,416.1	961.2
Property, plant and equipment – net	520.9	390.5
Intangible assets – net	197.0	146.7
Goodwill	292.1	233.9
Deferred income taxes	85.3	67.0
Other noncurrent assets	163.2	118.3
Total assets	$2,674.6	$1,917.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.5	$9.3
Long-term debt – current portion	43.9	44.8
Accounts payable	464.8	290.8
Accrued compensation and employee benefits	95.1	102.7
Other current liabilities	117.6	93.4
Total current liabilities	728.9	541.0
Long-term debt	384.9	296.7
Deferred income taxes	25.6	24.1
Pensions	11.4	29.4
Other noncurrent liabilities	321.0	108.2
Total liabilities	1,471.8	999.4
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 57.0 million and 56.5 million shares	35.6	35.3
Additional paid-in capital	336.1	310.8
Retained earnings	964.5	843.0
Accumulated other comprehensive loss	(37.1)	(181.3)
Treasury stock, at cost, 4.2 million and 4.1 million shares	(104.6)	(97.6)
Total Modine shareholders’ equity	1,194.5	910.2
Noncontrolling interest	8.3	8.0
Total equity	1,202.8	918.2
Total liabilities and equity	$2,674.6	$1,917.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2026, 2025 and 2024

(In millions)

	2026	2025	2024
Cash flows from operating activities:
Net earnings	$123.3	$185.5	$163.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79.7	77.7	56.1
Impairment charge	4.1	—	—
Loss (gain) on sale of assets	3.9	—	(4.0)
Pension termination charge	116.1	—	—
Stock-based compensation expense	22.1	26.4	10.8
Deferred income taxes	(39.1)	6.5	6.2
Other – net	7.0	6.9	6.1
Changes in operating assets and liabilities:
Trade accounts receivable	(222.6)	(61.2)	(8.3)
Inventories	(125.1)	13.6	(17.3)
Accounts payable	151.1	10.5	(59.1)
Accrued compensation and employee benefits	(13.5)	1.6	15.2
Contract liabilities	159.0	(44.5)	58.3
Other assets	(2.9)	15.3	12.0
Other liabilities	(14.4)	(25.0)	(24.8)
Net cash provided by operating activities	248.7	213.3	214.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(143.3)	(84.0)	(87.7)
Payments for business acquisitions, net of cash acquired	(182.4)	(3.4)	(186.2)
Purchase of technology and related assets (see Note 2)	—	—	(12.0)
Proceeds from (payments for) disposition of assets	0.8	0.8	(0.8)
Other – net	3.6	—	3.3
Net cash used for investing activities	(321.3)	(86.6)	(283.4)

Cash flows from financing activities:
Borrowings of debt	829.6	414.5	332.5
Repayments of debt	(745.9)	(496.3)	(260.4)
(Repayments) borrowings on bank overdrafts – net	(5.0)	(0.7)	6.3
Purchases of treasury stock	(7.0)	(30.9)	(17.7)
Dividends paid to noncontrolling interest	(1.8)	(1.1)	(0.5)
Other – net	3.2	0.9	2.5
Net cash provided by (used for) financing activities	73.1	(113.6)	62.7

Effect of exchange rate changes on cash	1.3	(1.5)	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	1.8	11.6	(6.9)

Cash, cash equivalents and restricted cash – beginning of period	71.9	60.3	67.2
Cash, cash equivalents and restricted cash – end of period	$73.7	$71.9	$60.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2026, 2025 and 2024

(In millions)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2023	55.4	$34.6	$270.8	$497.5	$(161.1)	$(49.0)	$6.8	$599.6
Net earnings	—	—	—	161.5	—	—	1.9	163.4
Other comprehensive loss	—	—	—	—	(2.3)	—	(0.3)	(2.6)
Stock options and awards	0.7	0.4	2.1	—	—	—	—	2.5
Purchases of treasury stock	—	—	—	—	—	(17.7)	—	(17.7)
Stock-based compensation expense	—	—	10.8	—	—	—	—	10.8
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance, March 31, 2024	56.1	35.0	283.7	659.0	(163.4)	(66.7)	7.9	755.5
Net earnings	—	—	—	184.0	—	—	1.5	185.5
Other comprehensive loss	—	—	—	—	(17.9)	—	(0.3)	(18.2)
Stock options and awards	0.4	0.3	0.7	—	—	—	—	1.0
Purchases of treasury stock	—	—	—	—	—	(30.9)	—	(30.9)
Stock-based compensation expense	—	—	26.4	—	—	—	—	26.4
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1.1)	(1.1)
Balance, March 31, 2025	56.5	35.3	310.8	843.0	(181.3)	(97.6)	8.0	918.2
Net earnings	—	—	—	121.5	—	—	1.8	123.3
Other comprehensive income	—	—	—	—	144.2	—	0.3	144.5
Stock options and awards	0.5	0.3	3.2	—	—	—	—	3.5
Purchases of treasury stock	—	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	22.1	—	—	—	—	22.1
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(1.8)	(1.8)
Balance, March 31, 2026	57.0	$35.6	$336.1	$964.5	$(37.1)	$(104.6)	$8.3	$1,202.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 1:  Significant Accounting Policies

Nature of operations

Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative and environmentally responsible thermal management products and solutions to diversified global markets and customers in a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets. In addition, the Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications. The Company’s primary product groups include i) Data Centers; ii) Heat Transfer Solutions; iii) HVAC Technologies; iv) Heavy-Duty Equipment; and v) On-Highway Applications.

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

Tooling

The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years. At March 31, 2026 and 2025, Company-owned tooling totaled $16.7 million and $18.2 million, respectively.

In certain instances, tooling is owned by the customer. At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations. If the customer has agreed to reimburse the Company, unbilled customer-owned tooling costs are recorded as a receivable within other current assets. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2026 and 2025, customer-owned tooling receivables totaled $2.6 million and $6.9 million, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Stock-based compensation

The Company recognizes stock-based compensation using the fair value method. Accordingly, compensation expense for restricted stock, stock options and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant and is recognized as expense over the respective vesting periods. See Note 5 for additional information.

Research and development

The Company expenses research and development costs as incurred within selling, general and administrative (“SG&A”) expenses. During fiscal 2026, 2025 and 2024, research and development costs totaled $29.3 million, $34.9 million, and $42.0 million, respectively.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Trade accounts receivable

The Company records trade receivables at the invoiced amount. Trade receivables typically do not bear interest if paid according to the original terms. The Company maintains an allowance for credit losses, representing its estimate of expected losses associated with its trade accounts receivable. The Company bases its estimate using historical loss experience and considers the aging of the receivables and risks specific to customers where appropriate. At March 31, 2026 and 2025, the allowance for credit losses was $3.5 million and $1.8 million, respectively. The changes to the Company’s allowance for credit losses during fiscal 2026 and 2025 were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During fiscal 2026, 2025 and 2024, the Company sold $2.2 million, $7.9 million, and $130.2 million, respectively, of accounts receivable to accelerate cash receipts. During fiscal 2024, the Company recorded costs totaling $1.6 million related to selling accounts receivable in the consolidated statements of operations. During fiscal 2026 and 2025, costs related to selling accounts receivable were not significant.

Inventories

The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment

The Company records property, plant and equipment at cost. For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets. The Company expenses maintenance and repair costs as incurred. The Company capitalizes costs of improvements. Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations. Capital expenditures of $33.6 million, $22.4 million, and $22.7 million were accrued within accounts payable at March 31, 2026, 2025 and 2024, respectively.

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

Goodwill

The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation. The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows. The Company performed its goodwill impairment tests as of February 28, 2026 and determined the fair value of each of its reporting units exceeded the respective book value. See Note 14 for additional information.

Impairment of long-lived assets

The Company evaluates held and used long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever conditions or events indicate that those assets may be impaired. The Company considers factors such as operating losses, declining financial outlooks and market conditions when evaluating the need for an impairment analysis. In the event an impairment indicator is identified, the Company compares the undiscounted future cash flows expected to be generated by the assets with their carrying value. If the net asset values exceed expected future cash flows, the Company writes down the assets to fair value and records an impairment charge. The Company estimates fair value in various ways depending on the nature of the underlying assets. Fair value is generally based upon appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Assets held for sale

The Company classifies an asset as held for sale when (i) management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the sale have been initiated; (iv) the sale of the asset is expected to be completed within one year; and (v) it is unlikely that significant changes will be made to the plan. Upon classification as held for sale, the Company records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In addition, the Company ceases to record depreciation for assets held for sale. In fiscal 2026, the Company recorded a non-cash impairment charge of $4.1 million related to assets held for sale. See Note 2 for additional information.

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

The following table presents a roll forward of the Company’s obligations associated with its supplier finance program.

	Years ended March 31,
	2026	2025
Obligations outstanding – beginning of period	$15.5	$23.6
Invoices submitted	115.6	102.2
Invoices paid	(109.5)	(110.3)
Obligations outstanding – end of period	$21.6	$15.5

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

Note 2:  Acquisitions and Dispositions

The Company accounts for acquired businesses using the acquisition method and records assets acquired and liabilities assumed at their respective fair values. The excess of the purchase price over the allocated amount is recorded as goodwill.

Fiscal 2026 Acquisitions

The Company acquired three businesses during fiscal 2026: AbsolutAire, Inc. (“AbsolutAire”), LBW Holding Corp. (“L.B. White”), and Climate by Design International (“Climate by Design”). Since the date of each acquisition, the Company has reported the financial results of these businesses within the Climate Solutions segment. During fiscal 2026, the operating results for the acquired companies were not material. The Company has not presented supplemental pro forma financial information for these acquisitions since they are not material, individually or in the aggregate, to the Company’s consolidated financial statements.

AbsolutAire

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire for consideration totaling $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems. This acquisition supports the Company’s growth strategy by expanding its heating and indoor air quality product portfolios and also broadens its customer base in the commercial, industrial, food service, and warehousing sectors. During fiscal 2026, the Company included net sales of $24.8 million within its consolidated statement of operations attributable to AbsolutAire.

The Company’s allocation of the purchase price for its acquisition of AbsolutAire was as follows:

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

Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portables heating. This acquisition expands the Company’s product portfolio and also broadens its network into adjacent heating markets. During fiscal 2026, the Company included net sales of $63.8 million within its consolidated statement of operations attributable to L.B. White.

The Company’s allocation of the purchase price for its acquisition of L.B. White was as follows:

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

Inventories: The Company determined the fair value of acquired work-in-process and finished goods inventory using both the comparative sales and cost of reproduction valuation methods. For raw materials acquired, the Company estimated the cost of replacement. In total, the Company wrote-up acquired inventory by $1.0 million and charged it to cost of sales during fiscal 2026 as the underlying inventory was sold.

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

Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers. This acquisition supports the Company’s growth strategy by expanding its commercial indoor air quality product portfolio. During fiscal 2026, the Company included $30.5 million of net sales within its consolidated statement of operations attributable to Climate by Design.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company’s allocation of the purchase price for its acquisition of Climate by Design was as follows:

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

Inventories: The Company estimated the fair value of acquired work-in-process and finished goods inventory using both the comparative sales and cost of reproduction valuation methods. For raw materials acquired, the Company estimated the cost of replacement. The Company wrote-up acquired inventory by $0.3 million. The Company charged the write-up to cost of sales during fiscal 2026 as the underlying inventory was sold.

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

Fiscal 2024 Acquisitions

The Company acquired the Scott Springfield Mfg. Inc. (“Scott Springfield Manufacturing”) and Napps Technology Corporation (“Napps”) businesses during fiscal 2024. In addition, the Company purchased intellectual property and related assets from TMGcore, Inc.

Scott Springfield Manufacturing

On March 1, 2024, the Company acquired all of the issued and outstanding shares in the capital of Scott Springfield Manufacturing for consideration totaling $184.1 million. Upon finalization of the working capital adjustment during fiscal 2025, the Company paid an additional $2.4 million to the seller. Based in Calgary, Canada, Scott Springfield Manufacturing is a leading manufacturer of air handling units to customers in the data center, telecommunications, healthcare, and aerospace markets. This acquisition expanded the Company’s product offerings and customer base in the high-growth data center and indoor air quality markets in the U.S. and Canada. Since the date of the acquisition, the Company has reported the financial results of the Scott Springfield Manufacturing business within the Climate Solutions segment.

Napps

On July 1, 2023, the Company acquired substantially all of the net operating assets of Napps, a Texas-based manufacturer of air- and water-cooled chillers, condensing units and heat pumps, for consideration totaling $5.8 million. The Company paid $4.8 million during fiscal 2024 and paid the remaining $1.0 million to the seller during fiscal 2025. The Company has reported the financial results of the Napps business within the Climate Solutions segment since the date of the acquisition.

TMGcore, Inc. intellectual property

In January 2024, the Company purchased intellectual property and other related assets from TMGcore, Inc., a specialist in single- and two-phase liquid immersion cooling technology for data centers for $12.0 million.

Dispositions

During fiscal 2022, the Company sold its Austrian automotive business. To facilitate the closing of this sale, the Company provided the buyer with a loan facility.  During the fourth quarter of fiscal 2026, the Company and the buyer settled the loan facility for less than the principal balance outstanding. As a result, the Company recorded a loss of $3.9 million during fiscal 2026 to write-off the remaining loan receivable. The Company has reported this loss within the loss on sale of assets line on its consolidated statement of operations.

In October 2023, the Company sold three automotive businesses based in Germany (the “disposal group”) to affiliates of Regent, L.P. As a result of the sale, the Company recorded a $4.0 million gain on sale during fiscal 2024, primarily driven by the net liability position of the disposal group at the time of sale. In addition, the gain on sale included the write-off of $0.6 million of net actuarial gains related to the disposal group’s pension plans. The Company reported the $4.0 million gain on the gain on sale of assets line within the consolidated statement of operations. Prior to the disposition, the Company reported the financial results of the disposal group within the Performance Technologies segment. Net sales of the disposal group included within the Company’s consolidated statement of operations for fiscal 2024 totaled $54.2 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Pending Reverse Morris Trust transaction

In January 2026, the Company and Gentherm Incorporated (“Gentherm”) announced that they had entered into definitive agreements whereby the Company will spin-off and simultaneously combine its Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. The transaction is intended to establish Gentherm as a scaled leader in thermal management. The Company will retain its Climate Solutions segment businesses, creating a pure-play climate solutions company focused on the data center and commercial HVAC&R markets.

Under the terms of the agreements, at the time of the spin-off of its Performance Technologies segment businesses, the Company’s shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, the Company is to receive cash proceeds of $210.0 million, subject to adjustment. Based upon the Gentherm stock price, the transaction was valued at approximately $1.0 billion when the Company entered into the agreement. The Company anticipates this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other closing conditions, including regulatory approvals. Under the Reverse Morris Trust structure, the transaction is intended to be generally tax-free for U.S. federal income tax purposes for the Company and its shareholders.

Since the pending spin-off does not constitute a sale under U.S. GAAP, the Company has not classified the assets and liabilities of its Performance Technologies segment as held for sale on its March 31, 2026 consolidated balance sheet. However, the Company expects to classify the Performance Technologies segment as a discontinued operation starting in the period the transaction is completed.

Pending sale of facilities in Germany

In fiscal 2025, the Company signed a definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm. The Company closed the technical service center earlier in fiscal 2025 and reduced headcount in light of the sale of three automotive businesses in Germany during fiscal 2024. During fiscal 2026 and based upon a lower expected selling price of approximately $5.0 million in light of market and other transaction-specific factors, the Company estimated an implied loss in excess of the building and related assets’ carrying value. As a result, the Company recorded a non-cash impairment charge of $4.1 million during fiscal 2026. As of March 31, 2026 and 2025, the Company classified $4.6 million and $8.2 million, respectively, of building and related assets as held for sale and presented them within other current assets on its consolidated balance sheets. The Company expects the sale transaction will close during fiscal 2027.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company records an allowance for credit losses and accrues for estimated warranty costs at the time of sale. These estimates are based upon historical experience, current business trends, and current economic conditions. The Company accounts for shipping and handling activities as fulfillment costs rather than separate performance obligations and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales. The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days. As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price. The Company has not disclosed the value of unsatisfied performance obligations because the revenue associated with customer contracts for which the original expected performance period is greater than one year is not material.

The following is a description of the Company’s principal revenue-generating activities:

Climate Solutions

The Climate Solutions segment provides energy-efficient, climate-controlled solutions and components for a wide array of applications. The Climate Solutions segment has aligned its teams around three product groups: i) Data Centers, ii) Heat Transfer Solutions and iii) HVAC Technologies. The Data Centers business provides sustainable cooling solutions for data center customers. Data center products include chillers, dry coolers, precision air handling units, computer room air conditioning and air handler units, fan walls, rear-door heat exchangers, coolant distribution units (“CDU”) and immersion solutions. The Heat Transfer Solutions business provides heat exchanger coils, anti-corrosion coating products, commercial and industrial refrigeration products and power generation and transmission cooling solutions. The HVAC Technologies business provides a wide array of commercial and residential heating products, including unit heaters, roof-mounted makeup air units, duct furnaces, infrared units, and perimeter heating products. In addition, the HVAC Technologies business sells indoor air quality products for schools and commercial applications.

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

Performance Technologies

The Performance Technologies segment has aligned its teams around two product groups: i) Heavy-Duty Equipment and ii) On-Highway Applications. The Heavy-Duty Equipment business provides heat exchangers and cooling modules for off-highway markets, including agricultural and construction. In addition, the Heavy-Duty Equipment business sells cooling module generator sets that provide mission-critical stationary power. The On-Highway Applications business provides heat exchangers and cooling systems for commercial vehicle, automotive, bus and specialty vehicle customers. In addition to products for traditional powertrains, the On-Highway Applications business provides products and solutions for zero-emission and hybrid vehicles.

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

Effective April 1, 2025, and in connection with the Company’s strategic transformation and application of 80/20 principles, the Company realigned its segment teams around five market-based product groups, as summarized above. Accordingly, the disaggregated revenue information presented in the tables below reflect the current product group structure. The fiscal 2025 and 2024 information has been recast to be comparable with the fiscal 2026 presentation.

	Year ended March 31, 2026
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data Centers	$1,112.1	$—	$1,112.1
Heat Transfer Solutions	584.1	—	584.1
HVAC Technologies	359.2	—	359.2
Heavy-Duty Equipment	—	409.3	409.3
On-Highway Applications	—	716.4	716.4
Inter-segment sales	6.9	6.1	13.0
Net sales	$2,062.3	$1,131.8	$3,194.1

Geographic location:
Americas	$1,535.5	$593.8	$2,129.3
Europe	501.4	336.8	838.2
Asia	25.4	201.2	226.6
Net sales	$2,062.3	$1,131.8	$3,194.1

	Year ended March 31, 2025
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data Centers	$644.2	$—	$644.2
Heat Transfer Solutions	539.4	—	539.4
HVAC Technologies	257.0	—	257.0
Heavy-Duty Equipment	—	422.1	422.1
On-Highway Applications	—	720.8	720.8
Inter-segment sales	0.2	20.6	20.8
Net sales	$1,440.8	$1,163.5	$2,604.3

Geographic location:
Americas	$997.8	$695.6	$1,693.4
Europe	415.8	295.9	711.7
Asia	27.2	172.0	199.2
Net sales	$1,440.8	$1,163.5	$2,604.3

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

	Year ended March 31, 2024
	Climate	Performance	Segment
	Solutions	Technologies	Total
Product groups:
Data Centers	$294.2	$—	$294.2
Heat Transfer Solutions	606.4	—	606.4
HVAC Technologies	207.5	—	207.5
Heavy-Duty Equipment	—	463.3	463.3
On-Highway Applications	—	836.4	836.4
Inter-segment sales	—	21.6	21.6
Net sales	$1,108.1	$1,321.3	$2,429.4

Geographic location:
Americas	$649.0	$721.0	$1,370.0
Europe	432.7	406.8	839.5
Asia	26.4	193.5	219.9
Net sales	$1,108.1	$1,321.3	$2,429.4

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2026	March 31, 2025
Contract assets	$43.6	$13.3
Contract liabilities	194.5	35.1

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed, and capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement. The $30.3 million increase in contract assets during fiscal 2026 primarily resulted from an increase in contract assets for revenue recognized over time, partially offset by a decrease in capitalized costs related to the Company’s fulfillment of its performance obligations.

Contract liabilities primarily consist of customer deposits. During March 2026, the Company entered into a long-term capacity agreement with one of its strategic data center customers. In connection with this agreement, the Company received a $165.0 million up-front deposit from the customer to support the Company’s investments necessary to meet the planned sales volume. In addition, the contract liabilities include payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center products and customer-owned tooling. The $159.4 million increase in contract liabilities during fiscal 2026 primarily resulted from the aforementioned up-front deposit to support production capacity expansion. Contract liabilities are included within other current and noncurrent liabilities on the Company’s consolidated balance sheets. As of March 31, 2026, contract liabilities included within other current and noncurrent liabilities totaled $23.9 million and $170.6 million, respectively. As of March 31, 2025, contract liabilities included within other current and noncurrent liabilities totaled $33.2 million and $1.9 million, respectively.

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

The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets. The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy. The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. At March 31, 2026 and 2025, the fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $8.3 million and $6.1 million, respectively.

During fiscal 2026 and in connection with the previously-announced plan termination, the Company terminated its primary U.S. pension plan, and as a result, has no plan assets as of March 31, 2026. See Note 18 for additional information. Plan assets related to the Company’s pension plans, as of March 31, 2025, were classified as follows:

	March 31, 2025
	Level 1	Level 2	Total

Money market investments	$—	$2.7	$2.7
Fixed income securities	—	51.3	51.3
U.S. government and agency securities	—	87.0	87.0
Other	1.4	8.4	9.8
Total fair value	$1.4	$149.4	$150.8

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy. The Company determined the fair value of fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable. The Company classified these assets within Level 2 of the valuation hierarchy. As of March 31, 2025, the Company held no Level 3 assets within its pension plans.

Note 5:  Stock-Based Compensation

The Company’s stock-based compensation programs consist of the following: (i) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards granted for retention and performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors. The Company’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards. Grants to employees during fiscal 2026 were issued under the Company’s Amended and Restated 2020 Incentive Compensation Plan. In fiscal 2026, 2025 and 2024, the Company granted performance-based stock awards and restricted stock awards. At present, the Company settles equity-based grants through newly issued shares of common stock. As of March 31, 2026, approximately 1.0 million shares authorized under the Amended and Restated 2020 Incentive Compensation Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations. These shares are held as treasury shares. The Company recorded stock-based compensation expense of $22.1 million, $26.4 million, and $10.8 million in fiscal 2026, 2025 and 2024, respectively. During fiscal 2026 and 2025, in connection with restructuring actions, the Company modified certain stock-based awards for a limited number of employees to permit accelerated vesting, resulting in $2.1 million and $6.0 million, respectively, of incremental stock-based compensation expense.

Restricted stock

The Company recorded $5.7 million, $8.0 million, and $5.3 million of compensation expense related to restricted stock in fiscal 2026, 2025 and 2024, respectively. The grant date fair value of restricted stock awards that vested during fiscal 2026, 2025 and 2024 was $6.6 million, $6.3 million, and $4.6 million, respectively. At March 31, 2026, the Company had $8.1 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 1.7 years. The Company values restricted stock awards using the closing market price of its common shares on the date of grant. Based upon the terms of the annual awards, restricted stock awards vest 33 percent, 33 percent, and 34 percent per year for three years, respectively. Restricted stock awards granted to non-employee directors vest one year from the date of grant.

A summary of restricted stock activity for fiscal 2026 was as follows:

		Weighted-average
	Shares	price
Non-vested balance, beginning of year	0.3	$42.90
Granted	0.1	136.97
Vested	(0.2)	35.75
Forfeited	(0.1)	60.88
Non-vested balance, end of year	0.1	$107.65

Stock options

The Company recorded $0.1 million, $1.7 million, and $1.0 million of compensation expense related to stock options in fiscal 2026, 2025 and 2024, respectively. The grant date fair value of stock options that vested during fiscal 2026, 2025 and 2024, was $0.7 million, $1.0 million, and $1.2 million, respectively. As of March 31, 2026, the Company has no unvested stock option awards.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant. The Company did not grant options in fiscal 2026, 2025 or 2024.

A summary of stock option activity for fiscal 2026 was as follows:

			Weighted-average
		Weighted-average	remaining contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	0.5	$12.94
Exercised	(0.3)	12.56
Forfeited or expired	—	12.49
Outstanding, end of year	0.2	$13.43	5.0	$44.1

Exercisable, March 31, 2026	0.2	$13.43	5.0	$44.1

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2026 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2026	2025	2024
Intrinsic value of stock options exercised	$37.4	$8.1	$12.4
Proceeds from stock options exercised	3.5	1.0	2.6

Restricted stock – performance-based stock awards

The Company granted performance-based stock awards in fiscal 2026, 2025 and 2024. For performance-based stock awards, the Company values the awards using the closing market price of its common shares on the date of grant. The Company recorded $16.3 million, $16.7 million, and $4.5 million of compensation expense related to performance-based stock awards in fiscal 2026, 2025 and 2024, respectively. At March 31, 2026, the Company had $20.4 million of unrecognized compensation expense related to non-vested performance-based stock awards, which it expects to recognize over a weighted-average period of 1.6 years.

Shares earned under the performance portion of the incentive program are based upon the attainment of certain financial targets over a three-year period and are issued after the end of that three-year performance period, if the performance targets have been achieved. The performance metrics for the performance-based awards granted in fiscal 2026, 2025 and 2024 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the three-year performance period, commencing with the fiscal year of grant.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 6:  Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2026	2025	2024
Employee severance and related benefits	$12.9	$24.3	$12.9
Other restructuring and repositioning expenses	7.7	3.9	2.1
Total	$20.6	$28.2	$15.0

During fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses. The severance charges were primarily recorded in Europe and North America and include severance related to targeted headcount reductions intended to reduce SG&A and operational expenses. In addition, as part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize its supply chain and manufacturing footprint in order to support its expansion of manufacturing capacity in the U.S. for data center products and to improve profit margins. These repositioning activities have included transferring the production for certain product lines among its facilities.

During fiscal 2025, restructuring and repositioning expenses primarily consisted of severance expenses in Europe and North America within the Performance Technologies segment and included targeted headcount reductions intended to reduce SG&A and operational expenses. In addition, the Company recorded severance expenses in the Climate Solutions segment, primarily related to the closure of a production facility in Italy. Other restructuring and repositioning expenses include costs to transfer production and warehousing for certain product lines among its facilities, related to the Company’s transformational initiatives.

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

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Years ended March 31,
	2026	2025
Beginning balance	$6.6	$13.0
Additions (a)	10.8	18.3
Payments	(14.0)	(24.6)
Effect of exchange rate changes	0.2	(0.1)
Ending balance	$3.6	$6.6
____

(a)	The fiscal 2026 and 2025 amounts exclude $2.1 million and $6.0 million, respectively, of non-cash severance-expense resulting from the accelerated vesting of certain stock-based compensation awards in connection with restructuring actions.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2026	2025	2024
Interest income	$2.0	$2.7	$4.3
Foreign currency transactions (a)	(6.7)	(1.2)	(3.0)
Net periodic benefit cost (b)	(3.5)	(4.6)	(3.3)
Total other expense – net	$(8.2)	$(3.1)	$(2.0)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost and the $116.1 million pension termination charge recorded in fiscal 2026. See Note 18 for additional information.

Note 8:  Income Taxes

The U.S. and foreign components of earnings before income taxes and the provision for income taxes consisted of the following:

	Years ended March 31,
	2026	2025	2024
Components of earnings (loss) before income taxes:
United States	$(51.3)	$41.7	$37.2
Foreign	237.8	212.3	177.4
Total earnings before income taxes	$186.5	$254.0	$214.6

	Years ended March 31,
	2026	2025	2024
Income tax provision (benefit):
Current:
U.S. Federal	$39.1	$4.7	$1.6
State	7.6	4.5	2.4
Foreign	55.6	52.8	41.0
Total current provision	102.3	62.0	45.0

Deferred:
U.S. Federal	(34.6)	5.8	7.1
State	(5.2)	(2.2)	(0.9)
Foreign	0.7	2.9	—
Total deferred (benefit) provision	(39.1)	6.5	6.2

Total provision for income taxes	$63.2	$68.5	$51.2

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2026		2025		2024
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$39.2	21.0%	$53.3	21.0%	$45.1	21.0%
U.S. tax effects:
State taxes, net of federal benefit (a)	1.9	1.0	1.0	0.4	1.4	0.7
Effect of cross-border tax laws (b):
Foreign-derived intangible income	(3.6)	(1.9)	(2.7)	(1.1)	—	—
U.S. tax effects on foreign branch income	—	—	—	—	(6.0)	(2.8)
Disposition of businesses (c)	—	—	—	—	(1.8)	(0.8)
Other	(0.4)	(0.2)	0.1	—	(0.8)	(0.4)
Nontaxable or nondeductible:				—
Nondeductible compensation	8.0	4.3	7.4	2.9	4.7	2.2
Stock-based compensation awards	(6.6)	(3.5)	(5.1)	(2.0)	(4.1)	(1.9)
Other	1.3	0.7	0.2	0.1	0.4	0.2
Tax credits	(1.4)	(0.7)	(2.3)	(0.9)	(2.1)	(1.0)
Changes in valuation allowances	1.0	0.5	0.2	0.1	8.3	3.9
Other:
Pension termination (d)	13.7	7.3	—	—	—	—
Other	(0.1)	—	(0.7)	(0.2)	0.4	0.1
Foreign tax effects:
Germany:
Changes in valuation allowances	2.4	1.3	4.1	1.6	2.9	1.4
Other	1.5	0.8	(0.5)	(0.2)	(1.0)	(0.5)
Hungary:
Changes in valuation allowances	(2.0)	(1.1)	—	—	—	—
Expiration of attribute carryforward	2.0	1.1	—	—	—	—
Other	(1.1)	(0.6)	—	—	—	—
India:
Withholding tax	2.1	1.1	—	—	—	—
Other	0.9	0.5	—	—	—	—
Mexico	—	—	3.0	1.2	—	—
Brazil	—	—	2.9	1.1	—	—
Italy	—	—	2.8	1.1	—	—
Other foreign jurisdictions	4.0	2.1	4.3	1.7	4.3	2.0
Changes in unrecognized tax benefits	0.4	0.2	0.5	0.2	(0.5)	(0.2)
Effective tax rate	$63.2	33.9%	$68.5	27.0%	$51.2	23.9%
____
(a)	State taxes in California and Mississippi make up the majority of the tax effect in this category.
(b)	Includes the impact of tax credits.
(c)	Represents the benefit to U.S. federal taxes resulting from the sale of three businesses in Germany during fiscal 2024. In total, the Company recorded a $3.1 million tax benefit during fiscal 2024 related to the sale.
(d)	Represents the detriment to U.S. federal taxes related to the Company’s termination of its primary U.S. pension plan that resulted from disproportionate income tax effects in accumulated other comprehensive loss. In total, the income tax benefit related to the fiscal 2026 pension termination charge was $13.1 million.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

As of March 31, 2026 and 2025, income tax liabilities included within other current liabilities on the Company’s consolidated balance sheets totaled $37.0 million and $16.4 million, respectively.

Cash paid for income taxes, net of refunds, consisted of the following:

	Years ended March 31,
	2026	2025	2024
U.S. federal	$1.1	$4.9	$4.0
U.S. state and local (a)	6.4	5.2	2.9
Foreign:
Canada	28.5	4.5	—
India	6.2	4.7	4.4
Hungary	5.5	3.8	3.6
Brazil	5.2	6.4	6.6
Italy	5.2	8.5	6.1
Mexico	4.8	3.8	4.3
United Kingdom	4.3	—	—
China	4.1	3.9	4.2
Spain	—	4.9	4.9
Other foreign	4.5	3.3	4.1
Total foreign	68.3	43.8	38.2
Total income taxes paid, net	$75.8	$53.9	$45.1
____
(a)	No single state or local jurisdiction accounts for more than 5 percent of total income taxes paid.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes the permanent extension of certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. It also includes modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions impacting the Company through fiscal 2027. The Company began recognizing the impacts of the OBBBA for the provisions currently enacted during the second quarter of fiscal 2026, including the provision regarding domestic research costs. During fiscal 2026, impacts associated with provisions of the OBBBA on state deferred taxes and the utilization of foreign tax credits increased the income tax provision by $5.8 million. The Company is continuing to assess provisions that are expected to impact future periods.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

As of March 31, 2026, 2025, and 2024, the Company’s deferred tax asset valuation allowances totaled $68.1 million, $67.6 million, and $63.0 million, respectively. The net $0.5 million increase during fiscal 2026 was primarily attributable to an increase in net operating losses in Germany and foreign currency impacts. These increases were partially offset by a decrease in deferred tax assets in the U.S. related to certain federal and state tax credits, which were utilized prior to expiration, and a decrease in net operating losses in Hungary due to expiration. The $4.6 million net increase during fiscal 2025 was primarily attributable to an increase in net operating losses in Germany.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2026	2025
Deferred tax assets:
Accounts receivable	$1.0	$0.5
Inventories	11.7	5.3
Plant and equipment	8.6	10.1
Lease liabilities	34.6	24.2
Pension and employee benefits	18.5	26.7
Net operating and capital losses	49.2	50.3
Credit carryforwards	37.9	35.0
Goodwill	4.6	—
Research and experimental expenditures	1.7	19.1
Deferred revenue liabilities	42.7	2.6
Other, principally accrued liabilities	10.3	7.6
Total gross deferred tax assets	220.8	181.4
Less: valuation allowances	(68.1)	(67.6)
Net deferred tax assets	152.7	113.8

Deferred tax liabilities:
Plant and equipment	16.2	9.1
Lease assets	33.5	24.1
Goodwill	4.5	4.9
Intangible assets	38.1	31.3
Other	0.7	1.5
Total gross deferred tax liabilities	93.0	70.9
Net deferred tax assets	$59.7	$42.9

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2026	2025
Beginning balance	$9.7	$9.2
Gross decreases - tax positions in prior period	(0.2)	(0.3)
Gross increases - tax positions in current period	1.0	1.1
Lapse of statute of limitations	(0.4)	(0.3)
Ending balance	$10.1	$9.7

The Company’s liability for unrecognized tax benefits as of March 31, 2026 was $10.1 million and, if recognized, $8.2 million would have an effective tax rate impact.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2026, 2025 and 2024, interest and penalties accrued on the consolidated balance sheets and included within income tax expense in the consolidated statements of operations were not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. At March 31, 2026, the Company was under income tax examination in several jurisdictions. The Company’s major tax jurisdictions include the United States, Italy, and Canada. For the United States, fiscal 2023 through fiscal 2025 remain subject to examination. For Italy, fiscal 2021 through fiscal 2025 remain subject to examination. For Canada, fiscal 2024 and fiscal 2025 remain subject to examination.

At March 31, 2026, the Company had federal and state tax credits of $42.8 million that, if not utilized against U.S. taxes, will expire between fiscal 2027 and 2050. The Company also had state and local tax loss carryforwards totaling $73.9 million. If not utilized against state apportioned taxable income, certain state and local carryforwards will expire between fiscal 2029 and 2043, while some will not expire due to an unlimited carryforward period. In addition, the Company had tax loss and foreign attribute carryforwards totaling $296.8 million in various tax jurisdictions throughout the world. Certain of the carryforwards in foreign jurisdictions are offset by valuation allowances. If not utilized against taxable income, $65.3 million of these carryforwards will expire between fiscal 2027 and 2041, and $231.5 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

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

Note 9:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2026	2025	2024
Net earnings attributable to Modine	$121.5	$184.0	$161.5

Weighted-average shares outstanding – basic	52.8	52.6	52.4
Effect of dilutive securities	1.0	1.3	1.0
Weighted-average shares outstanding – diluted	53.8	53.9	53.4

Earnings per share:
Net earnings per share – basic	$2.30	$3.50	$3.08
Net earnings per share – diluted	$2.26	$3.42	$3.03

For fiscal 2026, 2025 and 2024, there were no securities that were anti-dilutive.

Note 10:  Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2026	2025
Cash and cash equivalents	$73.5	$71.6
Restricted cash	0.2	0.3
Total cash, cash equivalents and restricted cash	$73.7	$71.9

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 11:  Inventories

Inventories consisted of the following:

	March 31,
	2026	2025
Raw materials	$358.9	$223.3
Work in process	95.3	65.9
Finished goods	51.9	51.7
Total inventories	$506.1	$340.9

Note 12:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2026	2025
Land	$19.1	$16.4
Buildings and improvements (10-40 years)	291.1	257.7
Machinery and equipment (3-15 years)	904.1	843.7
Office equipment (3-10 years)	92.2	92.6
Construction in progress	116.1	69.5
	1,422.6	1,279.9
Less: accumulated depreciation	(901.7)	(889.4)
Net property, plant and equipment	$520.9	$390.5

The March 31, 2026 and 2025 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Depreciation expense totaled $58.7 million, $50.3 million, and $46.9 million in fiscal 2026, 2025 and 2024, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses. For fiscal 2026, 2025 and 2024, gains and losses related to the disposal of property, plant and equipment were not significant.

Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2026			March 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$198.2	$(63.1)	$135.1	$145.4	$(47.5)	$97.9
Trade names	69.7	(25.2)	44.5	53.1	(21.2)	31.9
Acquired technology	36.8	(19.4)	17.4	32.6	(15.7)	16.9
Total intangible assets	$304.7	$(107.7)	$197.0	$231.1	$(84.4)	$146.7

In connection with its acquisitions of three businesses during fiscal 2026, the Company recorded customer relationship, trade name, and acquired technology intangible assets totaling $48.1 million, $15.7 million, and $3.5 million, respectively. See Note 2 for additional information.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The Company recorded $21.0 million, $27.4 million, and $9.2 million of amortization expense during fiscal 2026, 2025 and 2024, respectively. The Company estimates that it will record approximately $21.0 million, $21.0 million, $20.0 million, $19.0 million, and $19.0 million of annual amortization expense in fiscal 2027 through 2031, respectively.

Note 14:  Goodwill

The Company’s goodwill currently resides entirely within the Climate Solutions segment. The following table presents a roll forward of the carrying value of goodwill from March 31, 2024 to March 31, 2026.

Climate
Solutions
Balance, March 31, 2024	$230.9
Acquisition adjustment (a)	7.4
Effect of exchange rate changes	(4.4)
Balance, March 31, 2025	233.9
Acquisitions (a)	51.8
Effect of exchange rate changes	6.4
Balance, March 31, 2026	$292.1
____

(a)	During fiscal 2025, the Company recorded a measurement period adjustment to reduce the fair value of the acquired Scott Springfield Manufacturing trade name. This purchase accounting adjustment resulted in a $7.4 million increase in goodwill. During fiscal 2026, the Company recorded $27.1 million, $23.6 million, and $1.1 million of goodwill in connection with its acquisition of L.B. White, Climate by Design, and AbsolutAire, respectively. See Note 2 for additional information.

The Company tests goodwill for impairment annually or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. To test goodwill for impairment, the Company determines the fair value of each reporting unit based upon the present value of estimated future cash flows and compares the fair value of each reporting unit with its carrying value. The Company’s determination of fair value involves judgment and the use of estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows and risk-adjusted discount rates.

As a result of its annual goodwill impairment tests performed as of February 28, 2026, the Company determined that the fair value of each of its reporting units exceeded their respective book values.

At both March 31, 2026 and 2025, accumulated goodwill impairment losses totaled $40.8 million within the Performance Technologies segment.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2026	2025
Beginning balance	$9.2	$10.7
Warranties recorded at time of sale	9.5	7.3
Adjustments to pre-existing warranties	2.8	(2.2)
Settlements	(10.8)	(6.7)
Business acquisitions (a)	0.9	—
Effect of exchange rate changes	0.2	0.1
Ending balance	$11.8	$9.2
____

(a)	See Note 2 for additional information on acquisitions during fiscal 2026.

Indemnification agreements

From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims. The fair value of the Company’s outstanding indemnification obligations at March 31, 2026 was not material.

Commitments

At March 31, 2026, the Company had capital expenditure commitments of $53.7 million. Significant commitments include equipment expenditures to support the expansion of manufacturing capacity in the Climate Solutions segment and tooling and equipment expenditures for new and renewal programs with vehicular customers in the Performance Technologies segment. The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities. Title passes to the Company at the time goods are withdrawn for use in production. The Company has agreements with the vendors to use the material within a specific period of time. In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft. This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

The Company has entered into purchase commitments for information technology services, primarily related to implementation and support for cloud infrastructure, data analytics, and AI-enablement services. In total, the Company expects to spend approximately $30.0 million in connection with these purchase commitments from fiscal 2027 through fiscal 2030.

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

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	March 31, 2026	March 31, 2025
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$138.9	$97.2
Finance lease ROU assets (a)	Property, plant and equipment - net	6.6	6.9

Lease Liabilities
Operating lease liabilities	Other current liabilities	$26.3	$18.0
Operating lease liabilities	Other noncurrent liabilities	117.5	80.6
Finance lease liabilities	Long-term debt - current portion	0.5	0.5
Finance lease liabilities	Long-term debt	1.8	2.2
____

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $4.8 million and $4.2 million as of March 31, 2026 and 2025, respectively.

The increases in operating lease ROU assets and liabilities in fiscal 2026 primarily resulted from the commencement of new manufacturing facility leases within the Climate Solutions segment.  The Company is increasing its production capacity to support organic growth opportunities within its Data Centers business.

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

The components of lease expense were as follows:

	Years ended March 31,
	2026	2025	2024
Operating lease expense (a)	$46.5	$31.9	$24.2
Finance lease expense:
Depreciation of ROU assets	0.6	0.6	0.5
Interest on lease liabilities	0.1	0.1	0.1
Total lease expense	$47.2	$32.6	$24.8
____

(a)	During fiscal 2026, 2025 and 2024, operating lease expense included short-term lease expense of $12.0 million, $7.3 million, and $5.4 million, respectively. Variable lease expense was not significant.

Supplemental cash flow information

	Years ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27.6	$22.4	$16.9
Financing cash flows for finance leases	0.7	0.6	0.5

ROU assets obtained in exchange for lease liabilities:
Operating leases	$54.2	$42.2	$29.2
Finance leases	—	0.9	—

Lease term and discount rates

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term:
Operating leases	6.3 years	6.6 years
Finance leases	5.7 years	6.3 years

Weighted-average discount rate:
Operating leases	5.6%	5.4%
Finance leases	4.8%	4.8%

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Maturity of lease liabilities

Future minimum lease payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2026:

Fiscal Year	Operating Leases	Finance Leases
2027	$33.6	$0.6
2028	31.4	0.6
2029	23.2	0.6
2030	23.4	0.1
2031	18.8	0.1
2032 and beyond	41.2	0.6
Total lease payments	171.6	2.6
Less: Interest	(27.8)	(0.3)
Present value of lease liabilities	$143.8	$2.3

Note 17:  Indebtedness

In July 2025, the Company executed an amended and restated credit agreement with a syndicate of banks for a multi-currency $400.0 million revolving credit facility and a $200.0 million term loan facility maturing in July 2030. In addition, the credit agreement provides for shorter-duration swingline loans. This credit agreement modified the Company’s then existing revolving credit and term loan facilities, which would have matured in October 2027. In connection with the credit agreement modification, the Company incurred $2.3 million of debt issuance costs, which will be amortized as interest expense over the term of the debt. In December 2025, the Company further amended the credit agreement primarily to increase the borrowing capacity under the revolving credit facility by $150.0 million to $550.0 million.

Long-term debt consisted of the following:

	Fiscal year
	of maturity	March 31, 2026	March 31, 2025

Term loans	2031	$195.0	$193.7
Revolving credit facility	2031	150.0	30.0
5.9% Senior Notes	2029	75.0	100.0
5.8% Senior Notes	2027	8.3	16.7
Finance lease obligations		2.3	2.7
		430.6	343.1
Less: current portion		(43.9)	(44.8)
Less: unamortized debt issuance costs		(1.8)	(1.6)
Total long-term debt		$384.9	$296.7

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
2027	$43.9
2028	35.6
2029	35.5
2030	10.1
2031	305.1
2032 and beyond	0.4
Total	$430.6

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Borrowings under the revolving credit, swingline and term loan facility bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At March 31, 2026, the weighted-average interest rate for revolving credit facility borrowings and the term loan was 5.0 and 5.1 percent, respectively. Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets.

At March 31, 2026, the Company’s borrowings under its revolving credit facility and swingline facilities totaled $150.0 million and $2.5 million, respectively, and domestic letters of credit totaled $6.1 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $391.4 million as of March 31, 2026. At March 31, 2025, the Company had no borrowings under the swingline facility and $30.0 million of borrowings under the revolving credit facility. In addition, short-term debt as of March 31, 2026 includes $5.0 million of overdraft borrowings in the U.S.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $9.3 million at March 31, 2025. There were no short-term borrowings related to these agreements at March 31, 2026.

Indebtedness under the Company’s credit agreement and Senior Notes is secured by liens on substantially all domestic assets, excluding real estate. These agreements require compliance with various covenants that may limit the Company’s ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; and make restricted payments, including dividends. In addition, the agreements may require prepayment in the event of certain asset sales.

Financial covenants within its credit agreements include a leverage ratio, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).   The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of March 31, 2026, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of March 31, 2026 and 2025, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $83.7 million and $116.6 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Cash payments for interest during fiscal 2026, 2025 and 2024, totaled $30.2 million, $26.0 million, and $23.3 million, respectively.

Note 18:  Pension and Employee Benefit Plans

Defined contribution employee benefit plans

The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement. The Company currently matches employee contributions up to 4.5 percent of their compensation. The Company’s expense for defined contribution employee benefit plans during fiscal 2026, 2025 and 2024 was $10.6 million, $9.3 million, and $8.3 million, respectively.

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

Pension plans

During fiscal 2026, the Company completed the termination of its primary U.S. pension plan. The Company contributed $14.9 million to fully fund the plan and settled all future obligations under it through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. As a result, the Company recorded a non-cash pension termination charge of $116.1 million during fiscal 2026 to recognize actuarial losses that were previously included within accumulated other comprehensive loss on its consolidated balance sheet. Prior to the plan termination in fiscal 2026, the U.S. plan covered most domestic employees hired on or before December 31, 2003 and provided benefits based primarily upon years of service and average compensation for salaried and some hourly employees.

Certain non-U.S. subsidiaries of the Company have legacy defined benefit plans which cover a small number of active employees and are substantially unfunded. The primary non-U.S. plans are maintained in Germany and Italy and are closed to new participants. The Company previously maintained pension plans in Germany that conveyed to the buyer of the Germany automotive businesses during fiscal 2024; see Note 2 for additional information.

As described above, the Company contributed $14.9 million to its U.S. pension plan during fiscal 2026. The Company contributed $6.5 million and $0.9 million to its U.S. pension plans during fiscal 2025 and 2024, respectively. In addition, the Company contributed $1.3 million, $1.1 million, and $1.8 million to its non-U.S. pension plans during fiscal 2026, 2025 and 2024, respectively. These contributions are reported within the change in other liabilities in the consolidated statements of cash flows.

Postretirement plans

The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees. The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage. An annual limit on the Company’s cost is defined for the majority of these plans. The Company’s net periodic income for its postretirement plans in fiscal 2026, 2025 and 2024 was $0.3 million, $0.3 million, and $0.4 million, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Measurement date

The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$181.1	$179.3
Service cost	0.2	0.2
Interest cost	6.5	9.0
Actuarial (gain) loss	(6.4)	6.5
Benefits paid	(13.7)	(14.0)
Pension termination settlement	(156.1)	—
Effect of exchange rate changes	0.7	0.1
Benefit obligation at end of year	$12.3	$181.1

Change in plan assets:
Fair value of plan assets at beginning of year	$150.8	$150.5
Actual return on plan assets	2.8	6.7
Benefits paid	(13.7)	(14.0)
Pension termination settlement	(156.1)	—
Employer contributions	16.2	7.6
Fair value of plan assets at end of year	$—	$150.8
Funded status at end of year	$(12.3)	$(30.3)

Amounts recognized in the consolidated balance sheets:
Current liability	$(0.9)	$(0.9)
Noncurrent liability	(11.4)	(29.4)
	$(12.3)	$(30.3)

As of March 31, 2026, 2025 and 2024, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $11.7 million, $11.8 million, and $13.0 million, respectively. The $0.1 million decrease in the benefit obligation associated with non-U.S. pension plans as of March 31, 2026, compared with the prior year, was primarily due to employer contributions of $1.3 million and net actuarial gains during the year totaling $0.5 million, partially offset by service and interest cost totaling $0.7 million and the impact of foreign currency exchange rates. In fiscal 2025, the $1.2 million decrease was primarily due to employer contributions and net actuarial gains during the year totaling $2.0 million, partially offset by service and interest cost totaling $0.6 million.

The accumulated benefit obligation for pension plans was $11.9 million and $180.2 million as of March 31, 2026 and 2025, respectively. As of March 31, 2026, these pension plans had a net actuarial gain of $0.5 million recognized in accumulated other comprehensive loss, compared with a net actuarial loss of $122.0 million as of March 31, 2025. The changes were driven by the aforementioned U.S. pension plan termination in fiscal 2026.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2026	2025	2024
Components of net periodic benefit cost:
Service cost	$0.2	$0.2	$0.2
Interest cost	6.5	9.0	9.3
Expected return on plan assets	(5.8)	(8.7)	(10.3)
Amortization of unrecognized net loss	3.2	4.7	4.7
Settlements (a)	(0.1)	(0.1)	(0.1)
Pension termination charge (b)	116.1	—	—
Net periodic benefit cost	$120.1	$5.1	$3.8

Other changes in benefit obligation recognized in other comprehensive income:
Net actuarial gain (loss)	$3.2	$(8.7)	$1.7
Amortization of net actuarial loss (c)	3.1	4.6	3.9
Pension termination charge (b)	116.1	—	—
Total recognized in other comprehensive income (loss)	$122.4	$(4.1)	$5.6
____
(a)	The settlement charges resulted from activity associated with the Company’s non-U.S. pension plans.
(b)	The Company recognized $116.1 million of net actuarial losses during fiscal 2026 related to the termination of its primary U.S. pension plan.
(c)	The fiscal 2024 amount includes $0.6 million of net actuarial gains written-off as a result of the sale of the Germany automotive businesses. See Note 2 for additional information on the sale of these businesses.

The Company used a discount rate of 5.6% and 5.5% as of March 31, 2026 and 2025, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 4.5% and 4.0% as of March 31, 2026 and 2025, respectively, for determining its benefit obligations under its non-U.S. pension plans. The Company used a discount rate of 5.5%, 5.4%, and 5.2% to determine its costs under its U.S. pension plans for fiscal 2026, 2025 and 2024, respectively. The Company used a weighted-average discount rate of 4.2%, 3.9%, and 4.0% to determine its costs under its non-U.S. pension plans for fiscal 2026, 2025 and 2024, respectively. The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations. The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Historically, prior to its termination, the primary U.S. pension plan held 100 percent of the Company’s world-wide pension plan assets. During the last three fiscal years, the Company’s pension plans did not directly own shares of Modine common stock. The Company’s U.S. pension plan weighted-average asset allocations at the measurement date of March 31, 2025 were as follows:

Debt securities	97%
Cash and cash equivalents	3%
100%

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2026 U.S. pension plan expense, prior to the termination of the plan, the expected rate of return on plan assets was 5.5 percent. For fiscal 2025 and 2024 U.S. pension plan expense, the expected rate of return on plan assets was 5.5 percent and 6.5 percent, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Estimated pension benefit payments for the Company’s global pension plans are shown below.

Estimated Pension
Fiscal Year	Benefit Payments
2027	$1.1
2028	1.0
2029	1.0
2030	1.0
2031	1.1
2032-2036	5.2

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2026	March 31, 2025
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$0.2	$0.1
Foreign exchange contracts	Other current liabilities	—	0.7

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.4	$0.4

The amounts associated with derivative financial instruments that the Company designated for hedge accounting during the years ended March 31 were as follows:

	Gain (loss) recognized in			Statement of	Gain (loss) reclassified
	other comprehensive income			Operations	from AOCI
	2026	2025	2024	Location	2026	2025	2024
Commodity derivatives	$0.3	$0.2	$(0.3)	Cost of sales	$0.3	$—	$(0.3)
Foreign exchange contracts	0.2	(0.8)	0.3	Net sales	(0.5)	0.1	1.3
Foreign exchange contracts	(0.1)	(0.3)	0.1	Cost of sales	(0.4)	—	—
Total gains (losses)	$0.4	$(0.9)	$0.1		$(0.6)	$0.1	$1.0

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

	Statement of Operations	Years ended March 31,
	Location	2026	2025	2024
Foreign exchange contracts	Net sales	$(0.1)	$—	$(0.9)
Foreign exchange contracts	Other income (expense) – net	1.9	(2.4)	(1.0)
Total gains (losses)		$1.8	$(2.4)	$(1.9)

Note 20:  Risks, Uncertainties, Contingencies and Litigation

Credit risk

The Company invests excess cash primarily in investment quality, short-term liquid debt instruments. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world. In fiscal 2026, one global technology customer within the Climate Solutions segment accounted for approximately 11 percent of the Company’s total sales. In fiscal 2025 and 2024, no customers accounted for more than ten percent of the Company’s total sales. Sales to the Company’s top ten customers were 49 percent, 43 percent, and 40 percent of total sales in fiscal 2026, 2025 and 2024, respectively. At March 31, 2026 and 2025, 53 percent and 43 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers. These customers operate primarily in the data center, commercial vehicle, off-highway, commercial air conditioning and refrigeration, and automotive and light vehicle markets. The Company generally does not require collateral or advanced payments from its customers. The Company has not experienced significant credit losses to customers in the markets served.

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

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $12.7 million and $15.8 million at March 31, 2026 and 2025, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 21:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Balance March 31, 2023	$(57.5)	$(104.4)	$0.8	$(161.1)

Other comprehensive income (loss) before reclassifications	(5.3)	1.8	0.1	(3.4)
Reclassifications:
Amortization of unrecognized net loss (a)	—	4.1	—	4.1
Realized gains - net (b)	—	—	(1.0)	(1.0)
Unrecognized net pension gain in disposed businesses (c)	—	(0.6)	—	(0.6)
Income taxes	—	(1.6)	0.2	(1.4)
Total other comprehensive income (loss)	(5.3)	3.7	(0.7)	(2.3)
Balance March 31, 2024	$(62.8)	$(100.7)	$0.1	$(163.4)

Other comprehensive income (loss) before reclassifications	(14.0)	(8.7)	(0.9)	(23.6)
Reclassifications:
Amortization of unrecognized net loss (a)	—	4.2	—	4.2
Realized gains - net (b)	—	—	(0.1)	(0.1)
Income taxes	—	1.4	0.2	1.6
Total other comprehensive income (loss)	(14.0)	(3.1)	(0.8)	(17.9)
Balance March 31, 2025	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income (loss) before reclassifications	35.8	3.3	0.4	39.5
Reclassifications:
Amortization of unrecognized net loss (a)	—	2.8	—	2.8
Pension termination charge (d)	—	116.1	—	116.1
Realized losses - net (b)	—	—	0.6	0.6
Income taxes (e)	—	(14.6)	(0.2)	(14.8)
Total other comprehensive income (loss)	35.8	107.6	0.8	144.2
Balance March 31, 2026	$(41.0)	$3.8	$0.1	$(37.1)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 18 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings. See Note 19 for additional information regarding derivative instruments.
(c)	As a result of the sale of three automotive businesses based in Germany, the Company wrote-off $0.6 million of net actuarial gains related to the disposal group’s pension plan. See Note 2 for additional information regarding the sale.
(d)	During fiscal 2026, the Company recognized $116.1 million of net actuarial losses related to the termination of its primary U.S. pension plan. See Note 18 for additional information.
(e)	Income taxes related to defined benefit plans include a $13.1 million benefit related to the pension termination charge described above. See Note 8 for additional information.

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

Note 22:  Segment and Geographic Information

The Company’s Climate Solutions segment provides energy-efficient, safe, climate-controlled solutions and components for a wide range of critical applications. The Climate Solutions segment sells data center products, heat transfer solutions, and HVAC technologies products to customers in North America, EMEA, and Asia. The Company’s Performance Technologies segment designs and manufactures heat exchangers and cooling systems for heavy-duty equipment and on-highway applications. In addition, the Performance Technologies segment sells cooling module generator sets that provide mission-critical stationary power. See Note 3 for additional information regarding net sales by product groups within each segment.

The Company’s chief operating decision maker (“CODM”), its President and Chief Executive Officer, reviews the separate financial results for each of its operating segments. The CODM uses segment operating income as a measure of profit and loss to evaluate the financial performance of each segment and as a basis for allocating company resources.

Effective April 1, 2026, the Company reorganized its Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. The Company believes that managing these businesses independently will allow it to better deploy its 80/20 strategy focused on capitalizing on growth opportunities, particularly in the Data Centers business, and optimizing profit margins and cash flow. Beginning for fiscal 2027, the Company will report three operating segments: 1) Data Centers; 2) Commercial HVAC and 3) Performance Technologies.

The tables below present net sales and significant expense categories for the Company’s operating segments that are regularly provided to the CODM. Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales. Inter-segment sales are accounted for based upon an established markup over production costs.

	Year ended March 31, 2026
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$2,055.4	$1,125.7	$—	$3,181.1
Inter-segment sales	6.9	6.1	(13.0)	—
Net sales	2,062.3	1,131.8	(13.0)	3,181.1
Cost of sales	1,538.3	927.0	(15.3)	2,450.0
Gross profit	524.0	204.8	2.3	731.1
Selling, general and administrative expenses	194.4	79.1	86.6	360.1
Restructuring expenses	8.5	11.9	0.2	20.6
Impairment charge	—	4.1	—	4.1
Loss on sale of assets	—	—	3.9	3.9
Operating income	$321.1	$109.7	$(88.4)	$342.4

	Year ended March 31, 2025
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$1,440.6	$1,142.9	$—	$2,583.5
Inter-segment sales	0.2	20.6	(20.8)	—
Net sales	1,440.8	1,163.5	(20.8)	2,583.5
Cost of sales	1,024.7	933.1	(18.1)	1,939.7
Gross profit	416.1	230.4	(2.7)	643.8
Selling, general and administrative expenses	161.7	101.9	68.5	332.1
Restructuring expenses	6.0	20.5	1.7	28.2
Operating income	$248.4	$108.0	$(72.9)	$283.5

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

	Year ended March 31, 2024
	Climate	Performance	Corporate and
	Solutions	Technologies	eliminations	Total
External sales	$1,108.1	$1,299.7	$—	$2,407.8
Inter-segment sales	—	21.6	(21.6)	—
Net sales	1,108.1	1,321.3	(21.6)	2,407.8
Cost of sales	811.2	1,091.7	(20.7)	1,882.2
Gross profit	296.9	229.6	(0.9)	525.6
Selling, general and administrative expenses	115.3	105.9	52.7	273.9
Restructuring expenses	3.0	12.0	—	15.0
Gain on sale of assets	—	—	(4.0)	(4.0)
Operating income	$178.6	$111.7	$(49.6)	$240.7

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	March 31,
	2026	2025
Assets:
Climate Solutions	$834.5	$448.7
Performance Technologies	402.6	371.1
Other (a)	1,437.5	1,097.8
Total assets	$2,674.6	$1,917.6
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Climate Solutions and Performance Technologies segments and Corporate.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
	2026	2025	2024
Capital expenditures:
Climate Solutions	$113.4	$53.3	$52.7
Performance Technologies	28.4	30.2	34.3
Corporate	1.5	0.5	0.7
Total capital expenditures	$143.3	$84.0	$87.7

	Years ended March 31,
	2026	2025	2024
Depreciation and amortization expense:
Climate Solutions	$47.5	$48.3	$26.5
Performance Technologies	30.8	28.7	28.7
Corporate	1.4	0.7	0.9
Total depreciation and amortization expense	$79.7	$77.7	$56.1

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

The following is a summary of net sales by geographic area, based upon the location of the selling unit:

	Years ended March 31,
	2026	2025	2024
United States	$1,676.9	$1,287.5	$1,233.7
Canada	332.6	241.7	7.9
Italy	226.8	209.7	242.4
Hungary	213.4	179.8	224.7
United Kingdom	192.7	157.8	135.8
Other	538.7	507.0	563.3
Net sales	$3,181.1	$2,583.5	$2,407.8

The following is a summary of property, plant and equipment by geographic area:

	March 31,
	2026	2025
United States	$244.5	$133.6
Italy	44.2	39.9
Hungary	40.8	38.4
Mexico	39.3	36.5
China	36.6	37.4
Other	115.5	104.7
Total property, plant and equipment	$520.9	$390.5

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Modine Manufacturing Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Modine Manufacturing Company and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Acquisition date fair value of certain customer relationship intangible assets

As discussed in Notes 2 and 13 to the consolidated financial statements, on May 31, 2025, the Company acquired all of the issued and outstanding shares of LBW Holding Corp. for consideration totaling $110.5 million. The Company accounts for the acquired business using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values. As part of the transaction, the Company acquired customer relationship intangible assets with an acquisition date fair value of $38.5 million, which was determined using the multi-period excess earnings method.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process over certain customer relationship intangible assets. This included certain controls over the development of the assumptions listed above. We evaluated future revenue growth rates and the customer attrition rate by comparing them to historical results. We involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating:

●	the customer attrition rate by comparing the economic life of the customer relationship to comparable industry transactions
●	the discount rate by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Milwaukee, Wisconsin
May 27, 2026

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, based on the criteria set forth in “Internal Control—Integrated Framework (2013)”  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that, as of March 31, 2026, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On February 5, 2026, Suresh V. Garimella, a director, terminated the Rule 10b5-1 trading plan that he adopted on September 20, 2025, which was previously scheduled to expire on June 29, 2027.

On March 19, 2026, Brian Agen, Chief Human Resources Officer of the Company, adopted a stock sale arrangement (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the sale of 22,201 vested restricted stock units, plus 100% of the shares resulting from the vesting of certain currently unvested restricted stock units during the sales period, net of shares surrendered to the Company or sold to cover withholding taxes. The Plan provides for the sale of shares of Modine common stock subject to a specified formula and other terms and conditions, beginning on June 18, 2026 and ending on December 31, 2026.

During the three months ended March 31, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on August 20, 2026 (the “2026 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive officers

The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of conduct

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link). We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board committee charters

The Board of Directors has approved charters for its Audit Committee, Human Capital and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee. These charters are included on the Company’s website, www.modine.com (Investors link).

Audit committee financial expert

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit committee disclosure

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on corporate governance

The Board of Directors has adopted Guidelines on Corporate Governance. The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security holder recommendation of Board nominees

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent section 16(a) reports

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

Insider trading policy

The Company incorporates by reference the information appearing in the 2026 Annual Meeting Proxy Statement under the caption “Corporate Governance – Insider Trading Policy.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing in the 2026 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “2026 Summary Compensation Table,” “Fiscal 2026 NEO Compensation,” “Potential Post-Employment Payments,” “Potential Change in Control Payments and Benefits,” “CEO Pay Ratio,” “Compensation of Directors,” “Committees of the Board of Directors – Human Capital and Compensation Committee: HCC Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than the information below, the information required by this Item 12 is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Annual Meeting Proxy Statement.

Each of the Company’s equity compensation plans, listed below, has been approved by its shareholders:

●	2017 Incentive Compensation Plan; and
●	Amended and Restated 2020 Incentive Compensation Plan.

The following table sets forth required information about equity compensation plans as of March 31, 2026:

	Number of shares to		Number of shares
	be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance
	outstanding options,	outstanding options,	(excluding securities
	warrants or rights	warrants and rights	reflected in 1st column)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	907,116	$13.43	1,463,154
Equity Compensation Plans not approved by security holders	—	—	—
Total	907,116	$13.43	1,463,154
____

(a)	Includes shares issuable under the following type of awards: options – 216,960 shares; restricted stock units – 232,821 shares; and performance stock assuming target performance – 457,335 shares, regardless of any potential actual payout. The issuable restricted stock units include 123,406 shares related to vested non-employee director awards, where settlement was elected to be deferred. The number of shares subject to options were granted under the following plans: 2017 Incentive Plan – 12,040 shares and 2020 Incentive Plan –204,920 shares. Shares issuable under restricted stock unit awards and performance stock awards were granted under the following plans: 2017 Incentive Plan – 28,331 shares and 2020 Incentive Plan – 661,825 shares.
(b)	The weighted-average exercise price does not take into account awards of restricted stock units or performance stock which do not have an exercise price.
(c)	Includes the number of shares remaining available for future issuance under the Amended and Restated 2020 Incentive Compensation Plan where outstanding performance stock is reported at target performance levels regardless of any potential actual payout.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2026 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2026 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2026 and 2025.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:
Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2026, 2025 and 2024	51
Consolidated Statements of Comprehensive Income for the years ended March 31, 2026, 2025 and 2024	52
Consolidated Balance Sheets at March 31, 2026 and 2025	53
Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025 and 2024	54
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2026, 2025 and 2024	55
Notes to Consolidated Financial Statements	56-94
Report of Independent Registered Public Accounting Firm (KPMG PCAOB ID 185)	95-96

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2026, 2025 and 2024	101

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	102-106

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended March 31, 2026, 2025 and 2024 (In millions)

		Additions
		Charged
	Balance at	(Benefit) to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts		End of Period

2026: Valuation Allowance for Deferred Tax Assets	$67.6	$(1.4)	$1.9	(a)	$68.1

2025: Valuation Allowance for Deferred Tax Assets	$63.0	$4.5	$0.1	(a)	$67.6

2024: Valuation Allowance for Deferred Tax Assets	$61.6	$11.9	$(10.5)	(a)	$63.0
____

(a)	Foreign currency translation and other adjustments. Fiscal 2024 amount also includes a decrease from the sale of three automotive businesses based in Germany.

MODINE MANUFACTURING COMPANY

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX

TO

FISCAL 2026 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

2.1	Agreement and Plan of Merger by and among LBW Holding Corp., Modine Manufacturing Company, Tyrolean Holding Corp., and Mason Wells Buyout Fund IV, LP, as Stockholders Agent, dated as of May 29, 2025	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 29, 2025

2.2	Separation Agreement, dated as of January 29, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 29, 2026 (“January 29, 2026 8-K”)

2.3	Agreement and Plan of Merger, dated as of January 29, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum Gold Merger Sub, Inc.	Exhibit 2.2 to January 29, 2026 8-K

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2018

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 19, 2023

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 (“2003 10-K”)

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

Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 30, 2013

4.4	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.5	Description of Registrant’s securities.		X

4.6	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.7	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019 (“December 31, 2019 10-Q”)

4.8	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020.	Exhibit 4.2 to December 31, 2019 10-Q

4.9	First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.10	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020.	Exhibit 4.2 to May 19, 2020 8-K

4.11	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of May 18, 2021.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 18, 2021 (“May 18, 2021 8-K”)

4.12	Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 18, 2021.	Exhibit 4.2 to May 18, 2021 8-K

4.13	Fifth Amended and Restated Credit Agreement dated as of October 12, 2022.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 12, 2022

4.14	Fourth Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 21, 2022.	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2022

4.15	Sixth Amended and Restated Credit Agreement dated as of July 10, 2025.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 10, 2025 (“July 10, 2025 8-K”)

4.16	Fifth Amendment to the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of July 10, 2025.	Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated July 10, 2025 8-K

4.17	Amendment No. 1 to Sixth Amended and Restated Credit Agreement dated as of December 23, 2025.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 23, 2025

4.18	Amendment No. 2 to Sixth Amended and Restated Credit Agreement dated as of April 30, 2026.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 30, 2026

10.1**	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2**	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Neil Brinker.	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004

10.3**	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.4**	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.5**	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.6**	Form of Fiscal 2027 Performance Stock Award Agreement.	Exhibit 10.2 to the Registrant’s Form 10-Q for the first quarter ended September 30, 2025 (“September 30, 2025 10-Q”)

10.7**	Form of Fiscal 2027 Restricted Stock Unit Award Agreement.	Exhibit 10.3 to September 30, 2025 10-Q

10.8**	Form of Performance Stock Award Agreement with Jeremy Patten.	Exhibit 10.4 to September 30, 2025 10-Q

10.9**	Form of Restricted Stock Award Agreement with Jeremy Patten.	Exhibit 10.5 to September 30, 2025 10-Q

10.10**	Form of Modine Non-Employee Director Restricted Stock Unit Award Agreement with Deferral.		X

10.11**	Form of Modine Non-Employee Director Restricted Stock Unit Award Agreement without Deferral.		X

10.12**	Change in Control Agreement dated as of June 4, 2021, by and between Modine Manufacturing Company and Neil D. Brinker.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2021

10.13**	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Neil Brinker.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.14**	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15**	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16**	[Corrected] Offer Letter dated as of November 10, 2020, by and between the Company and Neil Brinker.	Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter ended December 31, 2020

10.17**	2020 Incentive Compensation Plan (Amended and Restated effective July 21, 2022).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 21, 2022

10.18**	Offer Letter dated as of July 16, 2021, by and between the Company and Eric S. McGinnis.	Exhibit 10.2 to September 30, 2021 10-Q

10.19**	First Amendment to Eric S. McGinnis Offer Letter.	Exhibit 10.3 to September 30, 2021 10-Q

10.20**	Separation Letter Agreement between Adrian I. Peace and Modine Manufacturing Company effective as of May 16, 2025.	10.21 to Registrant's Form 10-K for the fiscal year ended March 31, 2025

10.21**	Offer Letter dated as of August 26, 2025, by and between the Company and Jeremy Patten.	Exhibit 10.1 to September 30, 2025 10-Q

10.22**	Retirement Agreement, dated as of December 4, 2025, by and between Modine Manufacturing Company and Eric S. McGinnis.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 4, 2025

19	Global Insider Trading Policy.	Exhibit 19 to Registrant's Form 10-K for the fiscal year ended March 31, 2024

21	List of subsidiaries of the Registrant.		X

23.1	Consent of KPMG LLP.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

97	Executive Officer Compensation Recovery Policy adopted as of October 19, 2023.	Exhibit 97 to Registrant's Form 10-K for the fiscal year ended March 31, 2024

101.INS	Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	XBRL Taxonomy Extension Schema.		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibits 101).
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

Date: May 27, 2026	Modine Manufacturing Company

	By:	/s/ Neil D. Brinker
Neil D. Brinker, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Neil D. Brinker
Neil D. Brinker	May 27, 2026
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 27, 2026
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 27, 2026
Chairperson, Board of Directors

/s/ Eric D. Ashleman
Eric D. Ashleman	May 27, 2026
Director

/s/ Mark Bendza
Mark Bendza	May 27, 2026
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 27, 2026
Director

/s/ Katherine C. Harper
Katherine C. Harper	May 27, 2026
Director

/s/ Alan S. Lowe
Alan S. Lowe	May 27, 2026
Director

/s/ David J. Wilson
David J. Wilson	May 27, 2026
Director

/s/ William A. Wulfsohn
William A. Wulfsohn	May 27, 2026
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 27, 2026
Director