Form 10-Q
period 2026-06-30
MODINE MANUFACTURING CO
filed 2026-07-30
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 53,112,708 at July 24, 2026.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2026 and 2025

(In millions, except per share amounts)

(Unaudited)

	Three months ended June 30,
	2026	2025
Net sales	$874.1	$682.8
Cost of sales	692.1	517.4
Gross profit	182.0	165.4
Selling, general and administrative expenses	103.3	84.9
Restructuring expenses	3.9	4.8
Operating income	74.8	75.7
Interest expense	(6.4)	(5.8)
Other income (expense) – net	0.2	(4.2)
Earnings before income taxes	68.6	65.7
Benefit (provision) for income taxes	5.7	(14.0)
Net earnings	74.3	51.7
Net earnings attributable to noncontrolling interest	(0.4)	(0.5)
Net earnings attributable to Modine	$73.9	$51.2

Net earnings per share attributable to Modine shareholders:
Basic	$1.39	$0.97
Diluted	$1.37	$0.95

Weighted-average shares outstanding:
Basic	53.3	52.6
Diluted	54.0	53.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended June 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Net earnings	$74.3	$51.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(10.1)	47.7
Defined benefit plans	(0.1)	0.8
Cash flow hedges	(0.2)	1.4
Total other comprehensive (loss) income	(10.4)	49.9

Comprehensive income	63.9	101.6
Comprehensive income attributable to noncontrolling interest	(0.3)	(1.0)
Comprehensive income attributable to Modine	$63.6	$100.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

June 30, 2026 and March 31, 2026

(In millions, except per share amounts)

(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Cash and cash equivalents	$95.3	$73.5
Trade accounts receivable – net	659.9	731.0
Inventories	609.0	506.1
Other current assets	162.7	105.5
Total current assets	1,526.9	1,416.1
Property, plant and equipment – net	536.1	520.9
Intangible assets – net	190.2	197.0
Goodwill	290.2	292.1
Deferred income taxes	88.7	85.3
Other noncurrent assets	163.3	163.2
Total assets	$2,795.4	$2,674.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$8.1	$7.5
Long-term debt – current portion	43.9	43.9
Accounts payable	508.9	464.8
Accrued compensation and employee benefits	84.1	95.1
Other current liabilities	104.8	117.6
Total current liabilities	749.8	728.9
Long-term debt	476.2	384.9
Deferred income taxes	24.8	25.6
Other noncurrent liabilities	334.8	332.4
Total liabilities	1,585.6	1,471.8
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 57.5 million and 57.0 million shares	35.9	35.6
Additional paid-in capital	343.8	336.1
Retained earnings	1,038.4	964.5
Accumulated other comprehensive loss	(47.4)	(37.1)
Treasury stock, at cost, 4.4 million and 4.2 million shares	(169.2)	(104.6)
Total Modine shareholders’ equity	1,201.5	1,194.5
Noncontrolling interest	8.3	8.3
Total equity	1,209.8	1,202.8
Total liabilities and equity	$2,795.4	$2,674.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$74.3	$51.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20.7	19.0
Stock-based compensation expense	8.0	5.3
Deferred income taxes	(3.8)	0.7
Other – net	1.1	2.6
Changes in operating assets and liabilities:
Trade accounts receivable	68.3	(10.6)
Inventories	(105.4)	(61.6)
Accounts payable	58.0	46.7
Other assets and liabilities	(79.8)	(26.1)
Net cash provided by operating activities	41.4	27.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(46.4)	(27.5)
Payments for business acquisitions	—	(119.0)
Other – net	—	2.5
Net cash used for investing activities	(46.4)	(144.0)

Cash flows from financing activities:
Borrowings of debt	372.0	265.0
Repayments of debt	(283.4)	(83.2)
Borrowings (repayments) on bank overdraft facilities – net	3.3	(9.8)
Purchases of treasury stock	(64.6)	(5.1)
Dividend paid to noncontrolling interest	—	(0.7)
Other – net	(0.2)	0.7
Net cash provided by financing activities	27.1	166.9

Effect of exchange rate changes on cash	(0.3)	2.2
Net increase in cash, cash equivalents and restricted cash	21.8	52.8

Cash, cash equivalents and restricted cash – beginning of period	73.7	71.9
Cash, cash equivalents and restricted cash – end of period	$95.5	$124.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three months ended June 30, 2026

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2026	57.0	$35.6	$336.1	$964.5	$(37.1)	$(104.6)	$8.3	$1,202.8
Net earnings	—	—	—	73.9	—	—	0.4	74.3
Other comprehensive loss	—	—	—	—	(10.3)	—	(0.1)	(10.4)
Stock options and awards	0.5	0.3	(0.3)	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	(64.6)	—	(64.6)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0
Dividend declared to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2026	57.5	$35.9	$343.8	$1,038.4	$(47.4)	$(169.2)	$8.3	$1,209.8

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2027 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2026.

Supplier finance program

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from a financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable on the consolidated balance sheets, totaled $23.7 million and $21.6 million at June 30, 2026 and March 31, 2026, respectively.

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

Note 2: Acquisitions and Dispositions

Fiscal 2026 Acquisitions

On April 1, 2025, the Company acquired substantially all of the net operating assets of AbsolutAire, Inc. (“AbsolutAire”) for consideration totaling $11.3 million. AbsolutAire is a Michigan-based manufacturer of direct-fired heating, ventilation, and make-up air systems.

On May 31, 2025, the Company acquired all of the issued and outstanding shares of LBW Holding Corp. (“L.B. White”) for consideration totaling $110.5 million ($107.7 million net of cash acquired). Headquartered in Wisconsin, with additional manufacturing and distribution operations in Georgia, L.B. White is a leading provider of specialty heating solutions, including direct-fired forced air, radiant, indirect-fired, and electric heating solutions, for the agriculture, construction, and special event industries. L.B. White holds a leading position in the swine and poultry agricultural heating markets in North America and is a market leader in portable heating.

On July 1, 2025, the Company acquired Climate by Design International (“Climate by Design”) for $64.4 million ($63.4 million net of cash acquired). Based in Minnesota, Climate by Design specializes in desiccant dehumidification technology and critical process air handlers.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company has not presented supplemental pro forma financial information for these acquisitions since they are not material, individually or in the aggregate, to the Company’s consolidated financial statements. The Company reports the financial results of these businesses within its Commercial HVAC segment.

Pending Reverse Morris Trust Transaction

In January 2026, the Company and Gentherm Incorporated (“Gentherm”) announced that they had entered into definitive agreements whereby the Company will spin-off and simultaneously combine its Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. The transaction is intended to establish Gentherm as a scaled leader in thermal management. The Company will retain its Data Centers and Commercial HVAC segment businesses, creating a pure-play climate solutions company.

Under the terms of the agreements, at the time of the spin-off of its Performance Technologies segment businesses, the Company’s shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, the Company is to receive cash proceeds of $210.0 million, subject to adjustment. Based upon the Gentherm stock price, the transaction was valued at approximately $1.0 billion when the Company entered into the agreements. The Company anticipates this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other customary closing conditions. The Reverse Morris Trust transaction is structured to be generally tax-free for U.S. federal income tax purposes for the Company and its shareholders.

Since the pending spin-off does not constitute a sale under U.S. GAAP, the Company has not classified the assets and liabilities of its Performance Technologies segment as held for sale on its consolidated balance sheets. However, the Company expects to classify the Performance Technologies segment as a discontinued operation starting in the period the transaction is completed.

Pending disposition of facilities in Germany

The Company has a signed definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm. As of June 30, 2026 and March 31, 2026, the Company classified $4.4 million and $4.6 million, respectively, of building and related assets as held for sale and presented them within other current assets on its consolidated balance sheets. The Company expects the sale transaction will close by the end of calendar 2026.

Note 3: Revenue Recognition

Disaggregation of revenue

The tables below present revenue for each of the Company’s operating segments. Each segment’s revenue is disaggregated by product group and by geographic location.

Effective April 1, 2026, the Company reorganized its Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. The segment realignment did not impact the Performance Technologies segment. See Note 20 for additional segment financial information. The fiscal 2026 disaggregated revenue information presented below has been recast to be comparable with the fiscal 2027 presentation.

Data Centers

The Data Centers segment is managed regionally and sells data center cooling solutions, including chillers, dry coolers, precision air handling units, computer room air conditioning and air handler units, fan walls, rear-door heat exchangers, coolant distribution units and immersion solutions. In addition, the Data Centers segment sells modular data center solutions, replacement parts, maintenance service and control solutions for building management controls and systems.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Commercial HVAC

The Commercial HVAC segment revenue is comprised of two product groups: i) Heat Transfer Solutions and ii) HVAC Technologies. The Heat Transfer Solutions business provides heat exchanger coils, anti-corrosion coating products, commercial and industrial coolers and power generation and transmission cooling solutions. In addition, the Heat Transfer Solutions business sells indoor air quality products for schools, including single-packaged unit ventilators and ceiling cassettes. The HVAC Technologies business provides a wide array of commercial and residential heating products, including unit heaters, roof-mounted make-up air units, duct furnaces, infrared units, and perimeter heating products. In addition, the HVAC Technologies business sells commercial chiller and ventilation products, including modular chillers, air handling units, condensing units, and desiccant dehumidifiers.

Performance Technologies

The Performance Technologies segment revenue is comprised of two product groups: i) Heavy-Duty Equipment and ii) On-Highway Applications. Heavy-Duty Equipment products include heat exchangers and cooling modules for off-highway markets, including agricultural and construction. In addition, the Heavy-Duty Equipment products include cooling module generator sets that provide mission critical stationary power. On-Highway Applications products include heat exchangers and cooling systems for commercial vehicle, automotive, bus and specialty vehicle customers. In addition to products for traditional powertrains, the On-Highway Applications products include solutions for zero-emission and hybrid vehicles.

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Data	Commercial	Performance	Segment	Data	Commercial	Performance	Segment
	Centers	HVAC	Technologies	Total	Centers	HVAC	Technologies	Total
Product groups:
Data Center Cooling Solutions	$348.4	$—	$—	$348.4	$183.6	$—	$—	$183.6
Heat Transfer Solutions	—	172.5	—	172.5	—	161.8	—	161.8
HVAC Technologies	—	75.4	—	75.4	—	51.9	—	51.9
Heavy-Duty Equipment	—	—	107.6	107.6	—	—	106.3	106.3
On-Highway Applications	—	—	170.2	170.2	—	—	179.2	179.2
Inter-segment sales	0.2	13.7	—	13.9	0.1	0.5	—	0.6
Net sales	$348.6	$261.6	$277.8	$888.0	$183.7	$214.2	$285.5	$683.4

Geographic location:
Americas	$297.8	$178.0	$138.3	$614.1	$140.8	$135.9	$153.0	$429.7
Europe	50.8	77.3	85.6	213.7	42.9	71.8	84.0	198.7
Asia	—	6.3	53.9	60.2	—	6.5	48.5	55.0
Net sales	$348.6	$261.6	$277.8	$888.0	$183.7	$214.2	$285.5	$683.4

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2026	March 31, 2026
Contract assets	$78.3	$43.6
Contract liabilities	199.2	194.5

Contract assets primarily consist of assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed, and capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement. Contract assets are included within other current assets on the Company’s consolidated balance sheets. The $34.7 million increase in contract assets during the first three months of fiscal 2027 primarily resulted from an increase in contract assets for revenue recognized over time.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Contract liabilities primarily consist of customer deposits. During March 2026, the Company entered into a long-term capacity agreement with one of its strategic data center customers. In connection with this agreement, the Company received a $165.0 million up-front deposit from the customer to support the Company’s investments necessary to meet the planned sales volume. In addition, the contract liabilities include payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center products and customer-owned tooling. The $4.7 million increase in contract liabilities during the first three months of fiscal 2027 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations. Contract liabilities are included within other current and noncurrent liabilities on the Company’s consolidated balance sheets. As of June 30, 2026, contract liabilities included within other current and noncurrent liabilities totaled $25.7 million and $173.5 million, respectively. As of March 31, 2026, contract liabilities included within other current and noncurrent liabilities totaled $23.9 million and $170.6 million, respectively.

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

Note 5: Pensions

During the third quarter of fiscal 2026, the Company completed the termination of its primary U.S. pension plan. The Company fully funded the plan and settled all future obligations under it through a combination of lump-sum payments to participants and the purchase of irrevocable annuity contracts. Certain non-U.S. subsidiaries of the Company have legacy defined benefit plans which cover a small number of active employees and are substantially unfunded. The primary non-U.S. plans are maintained in Germany and Italy and are closed to new participants.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Pension cost included the following components:

	Three months ended June 30,
	2026	2025
Service cost	$—	$—
Interest cost	0.1	2.4
Expected return on plan assets	—	(2.2)
Amortization of unrecognized net loss	—	1.2
Net periodic benefit cost	$0.1	$1.4
____

Note 6: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (i) a long-term incentive plan for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards for retention and to incentivize performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors.

The Company calculates stock-based compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $8.0 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively.

During the first three months of fiscal 2027, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2029.

The weighted-average fair value of stock-based compensation awards granted during the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026		2025
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Performance stock awards	0.1	$257.67	0.1	$104.26
Restricted stock awards	—	$262.38	—	$103.41

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

As of June 30, 2026, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$39.2	2.2
Restricted stock awards	10.9	2.0
Total	$50.1	2.2

Note 7: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2026	2025
Employee severance and related benefits	$1.6	$4.5
Other restructuring and repositioning expenses	2.3	0.3
Total	$3.9	$4.8

During the first three months of fiscal 2027, restructuring and repositioning expenses primarily consisted of costs associated with transferring product lines among its facilities and severance expenses in the Commercial HVAC and Performance Technologies segments. As part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize its supply chain and manufacturing footprint in order to support its expansion of manufacturing capacity in the U.S. for data center products and to improve profit margins. The severance expenses were primarily recorded in North America and Europe and include severance related to targeted headcount reductions intended to reduce selling, general and administrative (“SG&A”) and operational expenses.

During the first three months of fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses, the majority of which were recorded in the Performance Technologies segment. The Performance Technologies severance charges were primarily recorded in Europe and North America and included severance related to targeted headcount reductions. In addition, the Company incurred equipment transfer costs within the Commercial HVAC and Performance Technologies segments.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2026	2025
Beginning balance	$3.6	$6.6
Additions (a)	0.8	4.5
Payments	(2.3)	(3.3)
Effect of exchange rate changes	—	0.3
Ending balance	$2.1	$8.1
____

(a)	The fiscal 2027 amount excludes $0.8 million of non-cash severance expense resulting from the accelerated vesting of certain stock-based compensation awards in connection with restructuring actions.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2026	2025
Interest income	$0.4	$0.5
Foreign currency transactions (a)	(0.2)	(3.4)
Net periodic benefit cost (b)	—	(1.3)
Total other income (expense) – net	$0.2	$(4.2)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was (8.3) percent and 21.3 percent, respectively.  The effective tax rate for the first quarter of fiscal 2027 was positively impacted by $26.5 million of tax benefits related to stock-based compensation awards. The tax benefits were primarily driven by performance-based stock awards granted in fiscal 2024, for which shares were issued to participants during the first quarter of fiscal 2027. Modine’s share price appreciated significantly from the grant date of the stock awards to the share issuance date, which increased the value of the awards and the Company’s corresponding tax benefit. The tax benefits related to stock-based compensation awards were partially offset by a $3.8 million income tax detriment related to nondeductible compensation in the first quarter of fiscal 2027 and changes in the mix and amount of foreign and U.S. earnings. As of June 30, 2026 and March 31, 2026, income tax liabilities included within other current liabilities on the Company’s consolidated balance sheets totaled $20.0 million and $37.0 million, respectively.

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

At June 30, 2026, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $41.8 million and $27.1 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2026	2025
Net earnings attributable to Modine	$73.9	$51.2

Weighted-average shares outstanding – basic	53.3	52.6
Effect of dilutive securities	0.7	1.1
Weighted-average shares outstanding – diluted	54.0	53.7

Earnings per share:
Net earnings per share – basic	$1.39	$0.97
Net earnings per share – diluted	$1.37	$0.95

There were no securities that were anti-dilutive for the three months ended June 30, 2026 and 2025.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$95.3	$73.5
Restricted cash	0.2	0.2
Total cash, cash equivalents and restricted cash	$95.5	$73.7

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 12: Inventories

Inventories consisted of the following:

	June 30, 2026	March 31, 2026
Raw materials	$438.4	$358.9
Work in process	106.9	95.3
Finished goods	63.7	51.9
Total inventories	$609.0	$506.1

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2026	March 31, 2026
Land	$18.9	$19.1
Buildings and improvements (10-40 years)	298.8	291.1
Machinery and equipment (3-15 years)	914.6	904.1
Office equipment (3-10 years)	95.0	92.2
Construction in progress	119.5	116.1
	1,446.8	1,422.6
Less: accumulated depreciation	(910.7)	(901.7)
Net property, plant and equipment	$536.1	$520.9

The June 30, 2026 and March 31, 2026 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

Effective April 1, 2026, the Company reorganized its Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. The following table presents a roll forward of the carrying value of goodwill from March 31, 2026 to June 30, 2026. The Company has recast the March 31, 2026 goodwill balances to be comparable with the current segment structure.

	Data Centers	Commercial HVAC	Total
Goodwill, March 31, 2026	$87.0	$205.1	$292.1
Effect of exchange rate changes	(1.3)	(0.6)	(1.9)
Goodwill, June 30, 2026	$85.7	$204.5	$290.2

Intangible assets consisted of the following:

	June 30, 2026			March 31, 2026
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$196.0	$(65.6)	$130.4	$198.2	$(63.1)	$135.1
Trade names	69.4	(26.1)	43.3	69.7	(25.2)	44.5
Acquired technology	36.6	(20.1)	16.5	36.8	(19.4)	17.4
Total intangible assets	$302.0	$(111.8)	$190.2	$304.7	$(107.7)	$197.0

The Company recorded amortization expense of $5.2 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company estimates that it will record approximately $15.0 million of amortization expense during the remainder of fiscal 2027. The Company estimates that it will record approximately $21.0 million, $20.0 million, $19.0 million, $19.0 million, and $19.0 million of annual amortization expense in fiscal 2028 through 2032, respectively.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2026	2025
Beginning balance	$11.8	$9.2
Warranties recorded at time of sale	2.5	1.9
Adjustments to pre-existing warranties	2.2	(2.8)
Settlements	(4.4)	(2.1)
Effect of exchange rate changes	(0.2)	0.3
Ending balance	$11.9	$6.5

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	June 30, 2026	March 31, 2026
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$137.8	$138.9
Finance lease ROU assets (a)	Property, plant and equipment - net	6.4	6.6

Lease Liabilities
Operating lease liabilities	Other current liabilities	$27.8	$26.3
Operating lease liabilities	Other noncurrent liabilities	115.4	117.5
Finance lease liabilities	Long-term debt - current portion	0.5	0.5
Finance lease liabilities	Long-term debt	1.6	1.8
____

(a)	Finance lease right of use (“ROU”) assets were recorded net of accumulated amortization of $4.9 million and $4.8 million as of June 30, 2026 and March 31, 2026, respectively.

Components of lease expense

The components of lease expense were as follows:

	Three months ended June 30,
	2026	2025
Operating lease expense (a)	$13.6	$9.7
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	—	—
Total lease expense	$13.7	$9.8
____

(a)	For the three months ended June 30, 2026 and 2025, operating lease expense included short-term lease expense of $3.1 million and $2.4 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year
	of maturity	June 30, 2026	March 31, 2026

Revolving credit facility	2031	$250.0	$150.0
Term loan	2031	192.5	195.0
5.9% Senior Notes	2029	68.8	75.0
5.8% Senior Notes	2027	8.3	8.3
Finance lease obligations		2.1	2.3
		521.7	430.6
Less: current portion		(43.9)	(43.9)
Less: unamortized debt issuance costs		(1.6)	(1.8)
Total long-term debt		$476.2	$384.9

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2027	$35.0
2028	35.6
2029	35.5
2030	10.1
2031	405.1
2032 & beyond	0.4
Total	$521.7

Borrowings under the Company’s revolving credit, swingline and term loan facility bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At June 30, 2026, the interest rate for revolving credit facility borrowings and the term loan was 4.9 percent and 5.0 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At June 30, 2026, the Company’s borrowings under its revolving credit facilities totaled $250.0 million and domestic letters of credit totaled $5.8 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $294.2 million as of June 30, 2026. At June 30, 2026 the Company had no borrowings under the swingline facility. At March 31, 2026, the Company’s borrowings under its revolving credit facility and swingline facilities totaled $150.0 million and $2.5 million, respectively. In addition, short-term debt as of March 31, 2026 included $5.0 million of overdraft borrowings in the U.S.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $8.1 million at June 30, 2026. There were no short-term borrowings related to these agreements at March 31, 2026.

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

Financial covenants within the credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of June 30, 2026, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2026 and March 31, 2026, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $77.3 million and $83.7 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $12.2 million and $12.7 million as of June 30, 2026 and March 31, 2026, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Information technology purchase commitments

The Company has entered into purchase commitments for information technology services, primarily related to implementation and support for cloud infrastructure, data analytics, and AI-enablement services. In total, the Company expects to spend approximately $27.0 million in connection with these purchase commitments for the remainder of fiscal 2027 through fiscal 2030.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2026
	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(41.0)	$3.8	$0.1	$(37.1)

Other comprehensive income (loss) before reclassifications	(10.0)	—	(0.5)	(10.5)
Reclassifications:
Amortization of unrecognized net gain (a)	—	(0.1)	—	(0.1)
Realized losses - net (b)	—	—	0.3	0.3
Income taxes	—	—	—	—
Total other comprehensive loss	(10.0)	(0.1)	(0.2)	(10.3)
Ending balance	$(51.0)	$3.7	$(0.1)	$(47.4)

	Three months ended June 30, 2025
	Foreign
	Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income before reclassifications	47.2	—	1.4	48.6
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1
Realized losses - net (b)	—	—	0.5	0.5
Income taxes	—	(0.3)	(0.5)	(0.8)
Total other comprehensive income	47.2	0.8	1.4	49.4
Ending balance	$(29.6)	$(103.0)	$0.7	$(131.9)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

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

Effective April 1, 2026, the Company reorganized its Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. The Company believes managing these businesses independently allows it to better deploy its 80/20 strategy focused on capitalizing on growth opportunities, particularly in the Data Centers business, and optimizing profit margins and cash flow. The segment realignment had no impact on the financial results of the Performance Technologies segment or the Company’s consolidated financial position, results of operations, and cash flows. Segment financial information for the prior periods has been recast to conform to the current presentation.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Three months ended June 30, 2026					Three months ended June 30, 2025
				Corporate					Corporate
	Data	Commercial	Performance	and		Data	Commercial	Performance	and
	Centers	HVAC	Technologies	eliminations	Total	Centers	HVAC	Technologies	eliminations	Total
External sales	$348.4	$247.9	$277.8	$—	$874.1	$183.6	$213.7	$285.5	$—	$682.8
Inter-segment sales	0.2	13.7	—	(13.9)	—	0.1	0.5	—	(0.6)	—
Net sales	348.6	261.6	277.8	(13.9)	874.1	183.7	214.2	285.5	(0.6)	682.8
Cost of sales	278.3	197.7	229.0	(12.9)	692.1	129.0	156.0	233.6	(1.2)	517.4
Gross profit	70.3	63.9	48.8	(1.0)	182.0	54.7	58.2	51.9	0.6	165.4
Selling, general and administrative expenses	24.0	30.3	19.5	29.5	103.3	19.8	24.9	21.9	18.3	84.9
Restructuring expenses	—	2.2	1.7	—	3.9	0.2	1.1	3.5	—	4.8
Operating income	$46.3	$31.4	$27.6	$(30.5)	$74.8	$34.7	$32.2	$26.5	$(17.7)	$75.7

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Three months ended June 30,
	2026	2025
Capital expenditures:
Data Centers	$30.9	$7.1
Commercial HVAC	6.4	12.8
Performance Technologies	8.2	7.3
Corporate	0.9	0.3
Total capital expenditures	$46.4	$27.5

	Three months ended June 30,
	2026	2025
Depreciation and amortization expense:
Data Centers	$5.4	$5.7
Commercial HVAC	8.0	5.5
Performance Technologies	6.9	7.5
Corporate	0.4	0.3
Total depreciation and amortization expense	$20.7	$19.0

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2026	March 31, 2026
Assets:
Data Centers	$513.0	$496.2
Commercial HVAC	358.6	338.3
Performance Technologies	397.3	402.6
Other (a)	1,526.5	1,437.5
Total assets	$2,795.4	$2,674.6
____

(a)	Represents cash and cash equivalents, other current assets, property plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Data Centers, Commercial HVAC and Performance Technologies segments and Corporate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended June 30, 2026 was the first quarter of fiscal 2027.

Pending Reverse Morris Trust Transaction

We have entered into definitive agreements with Gentherm Incorporated (“Gentherm”), whereby we will spin-off and simultaneously combine our Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. We anticipate this transaction will close by the end of calendar 2026, subject to approval by Gentherm’s shareholders and other customary closing conditions. The transaction is intended to establish Gentherm as a scaled leader in thermal management. We will retain our Data Centers and Commercial HVAC segment businesses, creating a pure-play climate solutions company.

Under the terms of the agreements, at the time of the spin-off of our Performance Technologies segment businesses, our shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. In addition, immediately prior to transaction closing, we will receive cash proceeds of $210.0 million, subject to adjustment, which we will use to pay down our long-term debt obligations. Based upon the Gentherm stock price, the transaction was valued at approximately $1.0 billion when we entered into the agreements in January 2026. The Reverse Morris Trust transaction is structured to be generally tax-free for U.S. federal income tax purposes for the Company and our shareholders. To facilitate this transaction, we have incurred expenses to separate the Performance Technologies business, including fees for transaction advisory, legal, accounting, tax, and other professional services. Through June 30, 2026, we have incurred disposition-related costs totaling $22.1 million. We estimate that we will incur $25.0 million to $35.0 million of additional costs directly related to the transaction during the remainder of fiscal 2027.

Fiscal 2026 acquisitions

During fiscal 2026, we acquired three businesses, each supporting our growth strategy by expanding our product portfolio and broadening our customer base. On April 1, 2025 we acquired substantially all of the net operating assets of AbsolutAire, Inc. (“AbsolutAire”) for $11.3 million. On May 31, 2025, we acquired LBW Holding Corp. (“L.B. White”) for $110.5 million. On July 1, 2025, we acquired Climate by Design International (“Climate by Design”) for $64.4 million. We report the financial results of these businesses within the Commercial HVAC segment.

First quarter highlights

Net sales in the first quarter of fiscal 2027 increased $191.3 million, or 28 percent, from the first quarter of fiscal 2026, primarily due to higher sales in our Data Centers segment. Cost of sales increased $174.7 million, or 34 percent. Gross profit increased $16.6 million. Gross margin declined 340 basis points to 20.8 percent, primarily due to lower gross margin in the Data Centers segment, largely driven by higher material costs and operating inefficiencies associated with our rapid expansion of manufacturing capacity for data center cooling solutions and supplier capacity constraints. Selling, general and administrative (“SG&A”) expenses increased $18.4 million, primarily due to higher compensation-related expenses and disposition-related costs. Operating income of $74.8 million during the first quarter of fiscal 2027 decreased $0.9 million from the prior year, primarily due to higher SG&A expenses, partially offset by higher gross profit.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$874.1	100.0%	$682.8	100.0%
Cost of sales	692.1	79.2%	517.4	75.8%
Gross profit	182.0	20.8%	165.4	24.2%
Selling, general and administrative expenses	103.3	11.8%	84.9	12.4%
Restructuring expenses	3.9	0.4%	4.8	0.7%
Operating income	74.8	8.6%	75.7	11.1%
Interest expense	(6.4)	(0.7)%	(5.8)	(0.8)%
Other income (expense) – net	0.2	—	(4.2)	(0.6)%
Earnings before income taxes	68.6	7.9%	65.7	9.6%
Benefit (provision) for income taxes	5.7	0.6%	(14.0)	(2.1)%
Net earnings	$74.3	8.5%	$51.7	7.6%

Comparison of the three months ended June 30, 2026 and 2025

First quarter net sales of $874.1 million were $191.3 million, or 28 percent, higher than the first quarter of the prior year, primarily due to $164.9 million of higher sales in our Data Centers segment, primarily driven by sales growth to hyperscale data center customers in North America. In addition, sales in our Commercial HVAC segment increased $47.4 million, driven by higher sales volume, including $19.7 million of incremental sales from the acquired L.B. White and Climate by Design businesses. The higher sales in the Data Centers and Commercial HVAC segments were partially offset by lower sales in our Performance Technologies segment, which decreased $7.7 million. Foreign currency exchange rates favorably impacted sales by $6.1 million.

First quarter cost of sales increased $174.7 million, or 34 percent, primarily due to higher sales volume, approximately $21.0 million of higher material costs, including higher component and raw material costs and tariffs. In addition, cost of sales was negatively impacted by operating inefficiencies and a $4.8 million unfavorable impact of foreign currency exchange rates. The operating inefficiencies were primarily in our Data Centers segment, where we incurred higher costs related to the rapid expansion of manufacturing capacity for data center cooling solutions and supplier capacity constraints that temporarily disrupted our production schedules. As a percentage of sales, cost of sales increased 340 basis points to 79.2 percent, primarily due to the higher material costs and the operating inefficiencies.

As a result of higher sales and higher cost of sales as a percentage of sales, first quarter gross profit increased $16.6 million, or 10 percent, and gross margin declined 340 basis points to 20.8 percent.

First quarter SG&A expenses increased $18.4 million, or 22 percent. As a percentage of sales, SG&A expenses decreased 60 basis points. The increase in SG&A expenses was driven by higher compensation-related expenses, which increased approximately $10.0 million, and $7.1 million of costs incurred related to the pending Reverse Morris Trust transaction with Gentherm. The higher compensation-related expenses include increases in the Data Centers segment, supporting the segment’s growth, incremental expenses from acquired businesses in the Commercial HVAC segment, and higher incentive compensation expenses. These increases were partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions. In addition, costs associated with acquisition activities decreased $1.7 million.

Restructuring expenses decreased $0.9 million compared with the first quarter of fiscal 2026, primarily due to lower severance expenses in the Performance Technologies segment. This decrease was partially offset by higher costs related to transferring production for certain product lines.

Operating income of $74.8 million in the first quarter of fiscal 2027 decreased $0.9 million, or 1 percent, compared with the first quarter of fiscal 2026, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Interest expense during the first quarter of fiscal 2027 increased $0.6 million compared with the first quarter of fiscal 2026, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

Other income of $0.2 million during the first quarter of fiscal 2027 represents a $4.4 million change compared with other expense of $4.2 million during the first quarter of fiscal 2026. Compared with the prior-year period, foreign currency transaction losses decreased $3.2 million and pension benefit costs decreased $1.3 million, as we completed the termination of our primary U.S. pension plan during the third quarter of fiscal 2026.

The benefit for income taxes was $5.7 million in the first quarter of fiscal 2027, compared with a provision for income taxes of $14.0 million in the same period in the prior year. The $19.7 million change was primarily due to $26.5 million of tax benefits related to stock-based compensation awards, partially offset by a $3.8 million income tax detriment related to nondeductible compensation in the first quarter of fiscal 2027 and changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year. The tax benefits related to stock-based compensation awards were primarily driven by performance-based stock awards granted in fiscal 2024, for which shares were issued during the first quarter of fiscal 2027. We expect the benefit from the $26.5 million of tax benefits recorded in the first quarter will be largely offset by tax detriments related to nondeductible compensation during the remainder of fiscal 2027. As a result, we do not expect that our full-year fiscal 2027 effective tax rate will be impacted significantly.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2026, we reorganized our Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. We believe managing these businesses independently allows us to better deploy our 80/20 strategy focused on capitalizing on growth opportunities, particularly in the Data Centers business, and optimizing profit margins and cash flow. Segment financial information for fiscal 2026 has been recast to conform to the current presentation. The segment realignment had no impact on the financial results of the Performance Technologies segment.

The following is a discussion of our segment results of operations for the three months ended June 30, 2026 and 2025:

Data Centers

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$348.6	100.0%	$183.7	100.0%
Cost of sales	278.3	79.8%	129.0	70.2%
Gross profit	70.3	20.2%	54.7	29.8%
Selling, general and administrative expenses	24.0	6.9%	19.8	10.8%
Restructuring expenses	—	—	0.2	0.1%
Operating income	$46.3	13.3%	$34.7	18.9%

Comparison of the three months ended June 30, 2026 and 2025

Data Centers net sales increased $164.9 million, or 90 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher sales volume in North America, driven by sales growth to hyperscale customers.

Data Centers cost of sales increased $149.3 million, or 116 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher sales volume and higher material costs, which increased approximately $16.0 million. We also incurred higher expenses related to the rapid expansion of manufacturing capacity in the U.S. and our production schedules were temporarily disrupted during the first quarter of fiscal 2027 due to supplier capacity constraints for certain key components, which resulted in unfavorable absorption of manufacturing overhead, facility, and labor costs. We have been and will continue to take actions to secure supply, including working with current partners and qualifying additional suppliers. These actions began yielding positive results over the course of the first quarter. In addition, warranty expense increased approximately $4.0 million compared to the prior year, primarily due to the absence of a favorable warranty settlement in the prior year. As a percentage of sales, cost of sales increased 960 basis points to 79.8 percent, primarily due to higher material costs and the operating inefficiencies associated with the business’s rapid growth and the supplier capacity constraints.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $15.6 million, or 29 percent, and gross margin declined 960 basis points to 20.2 percent.

Data Centers SG&A expenses increased $4.2 million, or 21 percent, compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased 390 basis points. The increase in SG&A expenses was primarily driven by costs to support the segment’s strategic growth initiatives, including higher compensation-related expenses, which increased approximately $5.0 million, and increases across other general and administrative expenses. These increases were partially offset by lower amortization expense, which decreased $1.8 million. The lower amortization expense was primarily driven by an order backlog intangible asset related to our acquisition of Scott Springfield Mfg. Inc., which we finished amortizing during the first quarter of fiscal 2026.

Operating income of $46.3 million increased $11.6 million, or 33 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Commercial HVAC

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$261.6	100.0%	$214.2	100.0%
Cost of sales	197.7	75.6%	156.0	72.8%
Gross profit	63.9	24.4%	58.2	27.2%
Selling, general and administrative expenses	30.3	11.6%	24.9	11.7%
Restructuring expenses	2.2	0.8%	1.1	0.5%
Operating income	$31.4	12.0%	$32.2	15.0%

Comparison of the three months ended June 30, 2026 and 2025

Commercial HVAC net sales increased $47.4 million, or 22 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher sales volume, including $19.7 million of incremental sales from the L.B. White and Climate by Design businesses acquired during fiscal 2026, and higher average selling prices. In addition, foreign currency exchange rates favorably impacted sales by $2.0 million. Compared with the first quarter of the prior year, sales of HVAC technologies and heat transfer solution products increased $23.5 million and $10.7 million, respectively. The higher HVAC technologies product sales were primarily driven by the incremental sales from the acquired businesses. The higher heat transfer solutions product sales were primarily driven by higher sales of heat exchanger coils to customers in the data center market.

Commercial HVAC cost of sales increased $41.7 million, or 27 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher sales volume and higher raw material costs, which increased approximately $6.0 million. In addition, cost of sales was negatively impacted by temporary operating inefficiencies, largely associated with product line transfers, and $1.6 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 280 basis points to 75.6 percent, primarily due to higher material costs, temporary operating inefficiencies and unfavorable sales mix, partially offset by higher average selling prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $5.7 million, or 10 percent, and gross margin declined 280 basis points to 24.4 percent.

Commercial HVAC SG&A expenses increased $5.4 million, or 22 percent, compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased 10 basis points. The increase in SG&A expenses was driven by higher compensation-related expenses, which increased approximately $2.0 million from incremental expenses from the acquired businesses, and increases across other general and administrative expenses. The higher SG&A expenses included incremental expenses from the businesses acquired during fiscal 2026.

Restructuring expenses increased $1.1 million compared with the first quarter of fiscal 2026, primarily due to higher costs related to transferring production for certain product lines.

Operating income of $31.4 million decreased $0.8 million, or 2 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher SG&A and restructuring expenses, partially offset by higher gross profit.

Performance Technologies

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$277.8	100.0%	$285.5	100.0%
Cost of sales	229.0	82.4%	233.6	81.8%
Gross profit	48.8	17.6%	51.9	18.2%
Selling, general and administrative expenses	19.5	7.0%	21.9	7.7%
Restructuring expenses	1.7	0.6%	3.5	1.2%
Operating income	$27.6	9.9%	$26.5	9.3%

Comparison of the three months ended June 30, 2026 and 2025

Performance Technologies net sales decreased $7.7 million, or 3 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower sales volume in North America. The lower sales were largely due to market weakness and our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. These decreases were partially offset by a $4.1 million favorable impact of foreign currency exchange rates. Compared with the first quarter of the prior year, sales of on-highway application products decreased $9.0 million, while sales of heavy-duty equipment products increased $1.3 million.

Performance Technologies cost of sales decreased $4.6 million, or 2 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower sales volume and improved operating efficiencies, partially offset by a $3.2 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 60 basis points to 82.4 percent, primarily due to the unfavorable impact of lower sales, partially offset by improved operating efficiencies.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $3.1 million, or 6 percent, and gross margin declined 60 basis points to 17.6 percent.

Performance Technologies SG&A expenses decreased $2.4 million, or 11 percent, compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased 70 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $3.0 million and included the benefits of previous restructuring actions.

Restructuring expenses decreased $1.8 million compared with the first quarter of the prior year, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

Operating income of $27.6 million increased $1.1 million, or 4 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower SG&A and restructuring expenses, partially offset by lower gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2026 of $95.3 million, and available borrowing capacity of $294.2 million under our revolving credit facility. Given our extensive international operations, approximately $69.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended June 30, 2026 was $41.4 million, which represents a $13.7 million increase compared with the same period in the prior year. This increase was primarily due to favorable net changes in working capital. Decreases in accounts receivable, primarily driven by a sequential decrease in net sales from the fourth quarter of fiscal 2026, and higher accounts payable levels favorably impacted operating cash flow during the first quarter of fiscal 2027. Our Data Centers segment production schedules were negatively impacted by supplier capacity constraints during the first quarter of fiscal 2027 and contributed to the sequential sales decrease. We have been and will continue to take actions to secure supply, including working with current partners and qualifying additional suppliers. These actions began yielding positive results over the course of the first quarter. The favorable working capital drivers were partially offset by increases in inventory to support expected sales growth in our Data Centers segment, and higher contract assets related to revenue recognized over time.

Capital expenditures

Capital expenditures of $46.4 million during the first three months of fiscal 2027 increased $18.9 million compared with the same period in the prior year, primarily driven by investments in the Data Centers segment to increase production capacity in support of expected growth in that business.

Business acquisitions

During the first quarter of fiscal 2026, we made cash payments totaling $119.0 million to acquire L.B. White and AbsolutAire. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Debt

During the first three months of fiscal 2027, borrowings on our credit facilities, net of repayments, totaled $91.9 million.

Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant, which are discussed further below. Indebtedness under our credit agreements is secured by liens on substantially all domestic assets, excluding real estate. These agreements further require compliance with various covenants that may limit our ability to incur additional indebtedness; grant liens; make investments, loans, or guarantees; engage in certain transactions with affiliates; or make restricted payments, including dividends. Also, the credit agreements may require prepayments in the event of certain asset sales. In connection with the pending transaction with Gentherm, we expect to receive $210.0 million, subject to adjustment, immediately prior to transaction closing and plan to use such proceeds to repay principal balances outstanding under our credit agreements.

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

As of June 30, 2026, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during the remainder of fiscal 2027 and beyond.

Purchases of treasury stock

Under our equity compensation plans, participants have the option to sell back shares from their vested awards to satisfy their individual tax withholding obligations. We hold these purchased shares as treasury shares, which reduces the number of shares outstanding used to calculate earnings per share. During the first quarter of fiscal 2027 and in connection with the vesting of stock awards, we purchased 219,667 shares for $64.6 million, an increase of $59.5 million compared with the same period last year. The increase was primarily related to performance-based stock awards granted in fiscal 2024, for which shares were issued during the first quarter of fiscal 2027 after the requisite three-year performance period. In fiscal 2023, performance-based cash awards were granted in lieu of performance-based stock awards; therefore, there were no share purchases related to performance-based awards in fiscal 2026 since the awards were settled in cash. Modine’s share price appreciated significantly from the grant date of the fiscal 2024 performance-based stock awards ($27.29 per share) to the date of issuance in the first quarter of fiscal 2027 ($295.88 per share). The share price appreciation increased the value of the shares delivered to participants and the shares delivered back to Modine by participants to satisfy their associated tax withholding obligations.

We did not purchase shares under our share repurchase program during the first three months of fiscal 2027. As of June 30, 2026, we had $81.6 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares under the program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Forward-looking statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. Other risks and uncertainties include, but are not limited to, the following:

Market risks

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to geopolitical tensions and military conflicts, including the conflict between the U.S. and Iran, inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;

●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling, and the impacts of threats or changes to the market growth prospects for our customers;
●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and product warranty and liability claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services;
●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses, particularly in our Data Centers businesses, while also completing restructuring activities and realizing the anticipated benefits thereof;

●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;
●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic risks related to the pending Reverse Morris Trust transaction with Gentherm

●	Our ability to complete the pending transaction on the terms or in the time frame expected by the parties, or at all;
●	The occurrence of any event that could give rise to the termination of the pending transaction;
●	Potential shareholder litigation in connection with the pending transaction or other litigation, settlements or investigations may affect the timing or occurrence of the pending transaction or result in significant costs of defense, indemnification and liability;
●	Our ability to obtain the anticipated tax treatment of the pending transaction;
●	Greater than expected difficulty in separating the businesses subject to the pending disposition from our other businesses; and
●	Disruption of management time from ongoing business operations due to the pending transaction, or other effects of the pending transaction on our relationship with our employees, customers, suppliers, or other counterparties.

Strategic risks related to business growth and optimization

●	Our ability to realize the sales growth and return on investments anticipated in our Data Centers segment;
●	Our ability to identify and execute on other organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses;

●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from our other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial risks

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. The Company’s market risks have not materially changed since the fiscal 2026 Form 10-K was filed.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2027:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
April 1 - April 30, 2026	2,551 (b)	$253.66	—	$81,600,955

May 1 - May 31, 2026	216,511 (b)	$294.56	—	$81,600,955

June 1 - June 30, 2026	605 (b)	$278.82	—	$81,600,955

Total	219,667	$294.05	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

During the three months ended June 30, 2026, Michael B. Lucareli, Executive Vice President, Chief Financial Officer of the Company and Arthur Laszlo Jr., President, Data Centers, adopted stock sale arrangements (each a “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Each Plan provides for the sale of shares of Modine common stock subject to a specified formula and other terms and conditions. The date of adoption, duration of sales period, and maximum number of shares to be sold under each Plan are as follows:

Date of
	Date of Adoption	Duration of Sales Period	Maximum No. of Shares to be Sold
Michael B. Lucareli	June 18, 2026	November 15, 2026 to December 31, 2027	60,000
Arthur Laszlo Jr.	June 16, 2026	September 15, 2026 to December 31, 2026	5,185

During the three months ended June 30, 2026, no other director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

4.1

Amendment No. 2 to Credit Agreement among the Company, the initial subsidiary borrower, the institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of April 30, 2026.

Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 30, 2026

4.2	Sixth Amendment to the Second Amended and Restated Note Purchase Agreement, dated as of July 10, 2026.		X

10.1	Form of Fiscal 2027 Restrictive Covenant Agreement.		X

10.2	Offer Letter dated as of June 1, 2026, by and between the Company and Michael Mahan.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: July 30, 2026

* Executing as both the principal financial officer and a duly authorized officer of the Company