Form 10-Q
period 2026-09-30
MODINE MANUFACTURING CO
filed 2026-11-04
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 53,196,918 at October 30, 2026.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2026 and 2025

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net sales	$994.4	$738.9	$1,868.5	$1,421.7
Cost of sales	789.0	574.0	1,481.1	1,091.4
Gross profit	205.4	164.9	387.4	330.3
Selling, general and administrative expenses	104.6	84.2	207.9	169.1
Restructuring expenses	3.0	3.1	6.9	7.9
Impairment charge	—	4.1	—	4.1
Operating income	97.8	73.5	172.6	149.2
Interest expense	(8.5)	(8.3)	(14.9)	(14.1)
Other expense – net	(1.3)	(1.5)	(1.1)	(5.7)
Earnings before income taxes	88.0	63.7	156.6	129.4
Provision for income taxes	(57.7)	(18.9)	(52.0)	(32.9)
Net earnings	30.3	44.8	104.6	96.5
Net earnings attributable to noncontrolling interest	(0.3)	(0.4)	(0.7)	(0.9)
Net earnings attributable to Modine	$30.0	$44.4	$103.9	$95.6

Net earnings per share attributable to Modine shareholders:
Basic	$0.56	$0.84	$1.95	$1.81
Diluted	$0.56	$0.83	$1.93	$1.78

Weighted-average shares outstanding:
Basic	53.3	52.7	53.3	52.7
Diluted	53.9	53.8	53.9	53.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and six months ended September 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net earnings	$30.3	$44.8	$104.6	$96.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(4.4)	(5.9)	(14.5)	41.8
Defined benefit plans	(0.1)	0.8	(0.2)	1.6
Cash flow hedges	(0.1)	(0.7)	(0.3)	0.7
Total other comprehensive (loss) income	(4.6)	(5.8)	(15.0)	44.1

Comprehensive income	25.7	39.0	89.6	140.6
Comprehensive income attributable to noncontrolling interest	(0.8)	(0.4)	(1.1)	(1.4)
Comprehensive income attributable to Modine	$24.9	$38.6	$88.5	$139.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED BALANCE SHEETS

September 30, 2026 and March 31, 2026

(In millions, except per share amounts)

(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Cash and cash equivalents	$150.6	$73.5
Trade accounts receivable – net	795.1	731.0
Inventories	697.5	506.1
Other current assets	173.7	105.5
Total current assets	1,816.9	1,416.1
Property, plant and equipment – net	559.6	520.9
Intangible assets – net	184.7	197.0
Goodwill	289.7	292.1
Deferred income taxes	93.0	85.3
Other noncurrent assets	161.8	163.2
Total assets	$3,105.7	$2,674.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$3.0	$7.5
Long-term debt – current portion	43.9	43.9
Accounts payable	563.9	464.8
Accrued compensation and employee benefits	95.2	95.1
Other current liabilities	129.6	117.6
Total current liabilities	835.6	728.9
Long-term debt	677.4	384.9
Deferred income taxes	24.3	25.6
Other noncurrent liabilities	329.8	332.4
Total liabilities	1,867.1	1,471.8
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued – none	—	—
Common stock, $0.625 par value, authorized 80.0 million shares, issued 57.6 million and 57.0 million shares	36.0	35.6
Additional paid-in capital	349.2	336.1
Retained earnings	1,068.4	964.5
Accumulated other comprehensive loss	(52.5)	(37.1)
Treasury stock, at cost, 4.4 million and 4.2 million shares	(170.3)	(104.6)
Total Modine shareholders’ equity	1,230.8	1,194.5
Noncontrolling interest	7.8	8.3
Total equity	1,238.6	1,202.8
Total liabilities and equity	$3,105.7	$2,674.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2026 and 2025

(In millions)

(Unaudited)

	Six months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$104.6	$96.5
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	42.0	38.7
Impairment charge	—	4.1
Stock-based compensation expense	12.7	7.4
Deferred income taxes	(8.6)	10.4
Other – net	2.0	4.8
Changes in operating assets and liabilities:
Trade accounts receivable	(68.4)	(48.2)
Inventories	(194.5)	(147.1)
Accounts payable	111.9	96.7
Other assets and liabilities	(58.8)	(34.2)
Net cash (used for) provided by operating activities	(57.1)	29.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	(88.5)	(59.4)
Payments for business acquisitions, net of cash acquired	—	(182.1)
Other – net	2.5	3.2
Net cash used for investing activities	(86.0)	(238.3)

Cash flows from financing activities:
Borrowings of debt	887.6	499.6
Repayments of debt	(595.0)	(277.2)
(Repayments) borrowings on bank overdraft facilities – net	(5.0)	2.2
Purchases of treasury stock	(65.7)	(5.7)
Dividends paid to noncontrolling interest	(1.6)	(1.8)
Other – net	0.5	2.4
Net cash provided by financing activities	220.8	219.5

Effect of exchange rate changes on cash	(0.5)	1.8
Net increase in cash, cash equivalents and restricted cash	77.2	12.1

Cash, cash equivalents and restricted cash – beginning of period	73.7	71.9
Cash, cash equivalents and restricted cash – end of period	$150.9	$84.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended September 30, 2026

(In millions)

(Unaudited)

					Accumulated
			Additional		other	Treasury	Non-
	Common stock		paid-in	Retained	comprehensive	stock, at	controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2026	57.0	$35.6	$336.1	$964.5	$(37.1)	$(104.6)	$8.3	$1,202.8
Net earnings	—	—	—	73.9	—	—	0.4	74.3
Other comprehensive loss	—	—	—	—	(10.3)	—	(0.1)	(10.4)
Stock options and awards	0.5	0.3	(0.3)	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	(64.6)	—	(64.6)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0
Dividend declared to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2026	57.5	$35.9	$343.8	$1,038.4	$(47.4)	$(169.2)	$8.3	$1,209.8
Net earnings	—	—	—	30.0	—	—	0.3	30.3
Other comprehensive (loss) income	—	—	—	—	(5.1)	—	0.5	(4.6)
Stock options and awards	0.1	0.1	0.7	—	—	—	—	0.8
Purchases of treasury stock	—	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)
Balance, September 30, 2026	57.6	$36.0	$349.2	$1,068.4	$(52.5)	$(170.3)	$7.8	$1,238.6

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 1: General

The accompanying unaudited condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2027 are not necessarily indicative of the results to be expected for the full year (see Note 2 for a discussion of the spin-off of the Company’s Performance Technologies business). These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2026.

Supplier finance program

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. and Europe to request early payment for invoices, at a discount, from a financial institution. The Company or the financial institution may terminate the supplier finance program upon 90 days’ notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable on the consolidated balance sheets, totaled $22.0 million and $21.6 million at September 30, 2026 and March 31, 2026, respectively.

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

Spin-off of Performance Technologies business

On October 1, 2026, the Company and Gentherm Incorporated (“Gentherm”) completed the previously-announced spin-off of its Performance Technologies business, which it contributed to its wholly-owned subsidiary, Platinum SpinCo Inc. (“SpinCo”) prior to its spin-off and combination with Gentherm in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. The Company has retained its Data Centers and Commercial HVAC segment businesses, creating a pure-play climate solutions company.

As a result of the merger, the Company’s shareholders received newly-issued Gentherm stock, representing post-transaction ownership of approximately 44 percent of Gentherm. Immediately prior to transaction closing, the Company received a cash distribution of $156.0 million from SpinCo. In addition, the Company received a cash transfer of $42.6 million from SpinCo, which was based primarily upon estimates of SpinCo’s net working capital, cash, and indebtedness, each as defined in the Separation Agreement. The cash transfer amount is subject to post-closing adjustment provisions of the Separation Agreement. The Company used the cash received in October 2026 to repay $198.6 million of outstanding borrowings under its revolving credit facility. SpinCo financed the cash payments through the issuance of $250.0 million of third-party debt on October 1, 2026, which was then transferred to Gentherm as part of the transaction.

Since the spin-off did not constitute a sale under U.S. GAAP, the Company did not classify the assets and liabilities of its Performance Technologies business as held for sale on its September 30, 2026 consolidated balance sheet. In the third quarter of fiscal 2027, the Company will derecognize SpinCo’s net assets against shareholders’ equity. As a result of this distribution, no gain or loss will be recognized in the Company’s consolidated statement of operations. In addition, the Reverse Morris Trust transaction was structured to be generally tax-free for U.S. federal income tax purposes for the Company and its shareholders. The Company will report the Performance Technologies business as a discontinued operation starting with the third quarter of fiscal 2027, the period in which the transaction was completed.

Pending disposition of facilities in Germany

The Company has a signed definitive agreement to sell its technical service center and administrative support facility in Germany to a real estate investment firm. During the second quarter of fiscal 2026, based on a lower expected selling price, the Company recorded a non-cash impairment charge of $4.1 million. As of September 30, 2026 and March 31, 2026 the Company classified $7.4 million and $4.6 million, respectively, of building and related assets as held for sale and presented them within other current assets on its consolidated balance sheets. The Company expects the sale transaction to close by the end of calendar 2026.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Data Centers

The Data Centers segment is managed regionally and sells data center cooling solutions, including chillers, precision air handling units, computer room air conditioning and air handler units, fan walls, rear-door heat exchangers, coolant distribution units and immersion solutions. In addition, the Data Centers segment sells modular data center solutions, replacement parts, maintenance service and control solutions for building management controls and systems.

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

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Data	Commercial	Performance	Segment	Data	Commercial	Performance	Segment
	Centers	HVAC	Technologies	Total	Centers	HVAC	Technologies	Total
Product groups:
Data Center Cooling Solutions	$437.3	$—	$—	$437.3	$224.0	$—	$—	$224.0
Heat Transfer Solutions	—	174.1	—	174.1	—	150.5	—	150.5
HVAC Technologies	—	95.3	—	95.3	—	79.6	—	79.6
Heavy-Duty Equipment	—	—	113.5	113.5	—	—	102.2	102.2
On-Highway Applications	—	—	174.2	174.2	—	—	182.6	182.6
Inter-segment sales	2.4	16.1	—	18.5	1.0	2.8	1.5	5.3
Net sales	$439.7	$285.5	$287.7	$1,012.9	$225.0	$232.9	$286.3	$744.2

Geographic location:
Americas	$383.7	$207.6	$157.5	$748.8	$165.2	$161.5	$156.6	$483.3
Europe	56.0	71.9	76.8	204.7	59.8	64.6	80.2	204.6
Asia	—	6.0	53.4	59.4	—	6.8	49.5	56.3
Net sales	$439.7	$285.5	$287.7	$1,012.9	$225.0	$232.9	$286.3	$744.2

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

	Six months ended September 30, 2026				Six months ended September 30, 2025
	Data	Commercial	Performance	Segment	Data	Commercial	Performance	Segment
	Centers	HVAC	Technologies	Total	Centers	HVAC	Technologies	Total
Product groups:
Data Center Cooling Solutions	$785.7	$—	$—	$785.7	$407.6	$—	$—	$407.6
Heat Transfer Solutions	—	346.6	—	346.6	—	312.3	—	312.3
HVAC Technologies	—	170.7	—	170.7	—	131.5	—	131.5
Heavy-Duty Equipment	—	—	221.1	221.1	—	—	208.5	208.5
On-Highway Applications	—	—	344.4	344.4	—	—	361.8	361.8
Inter-segment sales	2.6	29.8	—	32.4	1.1	3.3	1.5	5.9
Net sales	$788.3	$547.1	$565.5	$1,900.9	$408.7	$447.1	$571.8	$1,427.6

Geographic location:
Americas	$681.5	$385.6	$295.8	$1,362.9	$306.0	$297.4	$309.6	$913.0
Europe	106.8	149.2	162.4	418.4	102.7	136.4	164.2	403.3
Asia	—	12.3	107.3	119.6	—	13.3	98.0	111.3
Net sales	$788.3	$547.1	$565.5	$1,900.9	$408.7	$447.1	$571.8	$1,427.6

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2026	March 31, 2026
Contract assets	$63.0	$43.6
Contract liabilities	209.4	194.5

Contract assets primarily consist of assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed, and capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement. Contract assets are included within other current assets on the Company’s consolidated balance sheets. The $19.4 million increase in contract assets during the first six months of fiscal 2027 primarily resulted from an increase in contract assets for revenue recognized over time and in capitalized costs related to the Company’s fulfillment of its performance obligations.

Contract liabilities primarily consist of customer deposits. During March 2026, the Company entered into a long-term capacity agreement with one of its strategic data center customers. In connection with this agreement, the Company received a $165.0 million up-front deposit from the customer to support the Company’s investments necessary to meet the planned sales volume. In addition, the contract liabilities include payments received in advance of satisfying performance obligations under customer contracts, including contracts for data center products and customer-owned tooling. The $14.9 million increase in contract liabilities during the first six months of fiscal 2027 primarily resulted from payments received in advance of the Company’s satisfaction of performance obligations. Contract liabilities are included within other current and noncurrent liabilities on the Company’s consolidated balance sheets. As of September 30, 2026, contract liabilities included within other current and noncurrent liabilities totaled $43.0 million and $166.4 million, respectively. As of March 31, 2026, contract liabilities included within other current and noncurrent liabilities totaled $23.9 million and $170.6 million, respectively.

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

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	2.2	0.2	4.6
Expected return on plan assets	—	(2.1)	—	(4.3)
Amortization of unrecognized net loss	—	1.2	—	2.4
Net periodic benefit cost	$0.2	$1.4	$0.3	$2.8

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The Company calculates stock-based compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recognized stock-based compensation expense of $4.7 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized stock-based compensation expense of $12.7 million and $7.4 million for the six months ended September 30, 2026 and 2025, respectively.

During the first six months of fiscal 2027, the Company granted performance-based stock awards and restricted stock awards. The performance metrics for the performance-based stock awards are based upon a target three-year average cash flow return on invested capital and a target three-year average growth in consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”) at the end of the performance period ending March 31, 2029.

The weighted-average fair value of stock-based compensation awards granted during the six months ended September 30, 2026 and 2025 were as follows:

	Six months ended September 30,
	2026		2025
	Shares	Fair Value	Shares	Fair Value
	(in thousands)	Per Award	(in thousands)	Per Award
Performance stock awards	53	$254.92	105	$106.70
Restricted stock awards	29	$238.18	47	$112.96

As of September 30, 2026, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

	Unrecognized	Weighted-Average
	Compensation	Remaining Service
	Expense	Period in Years
Performance stock awards	$31.7	2.0
Restricted stock awards	10.3	1.8
Total	$42.0	2.0

On October 1, 2026, the Company completed the previously-announced spin-off of its Performance Technologies business.  See Note 2 for additional information.  As of September 30, 2026, unrecognized stock-based compensation expense related to unvested awards held by employees of the Performance Technologies business totaled $3.7 million; however, this amount will not be recognized by the Company because these employees have transitioned to Gentherm.

Note 7: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Employee severance and related benefits	$0.9	$2.0	$2.5	$6.5
Other restructuring and repositioning expenses	2.1	1.1	4.4	1.4
Total	$3.0	$3.1	$6.9	$7.9

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

During the first six months of fiscal 2027, restructuring and repositioning expenses primarily consisted of costs associated with transferring product lines among its facilities in the Performance Technologies and Commercial HVAC segments. As part of its transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize its supply chain and manufacturing footprint in order to support its expansion of manufacturing capacity in the U.S. for data center products and to improve profit margins. In addition, the Company recorded severance expenses in each of its operating segments, primarily in North America and Europe, that include severance related to targeted headcount reductions intended to reduce selling, general, and administrative (“SG&A”) and operational expenses.

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

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2026	2025
Beginning balance	$2.1	$8.1
Additions	0.9	2.0
Payments	(1.3)	(3.7)
Effect of exchange rate changes	—	—
Ending balance	$1.7	$6.4

	Six months ended September 30,
	2026	2025
Beginning balance	$3.6	$6.6
Additions (a)	1.7	6.5
Payments	(3.6)	(7.0)
Effect of exchange rate changes	—	0.3
Ending balance	$1.7	$6.4
____

(a)	The six months ended September 30, 2026 excludes $0.8 million of non-cash severance expense resulting from the accelerated vesting of stock-based compensation awards incurred in connection with restructuring actions.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Interest income	$0.4	$0.5	$0.8	$1.0
Foreign currency transactions (a)	(1.7)	(0.8)	(1.9)	(4.2)
Net periodic benefit cost (b)	—	(1.2)	—	(2.5)
Total other expense – net	$(1.3)	$(1.5)	$(1.1)	$(5.7)
____

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.
(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 9: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 65.6 percent and 29.7 percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2026 and 2025 was 33.2 percent and 25.4 percent, respectively. The effective tax rates for fiscal 2027 are higher than the prior year, primarily due to $29.5 million of income tax expense recorded in the second quarter of fiscal 2027 related to legal entity restructuring and changes in the mix and amount of foreign and U.S. earnings. In preparation for the Reverse Morris Trust transaction with Gentherm, the Company completed several legal entity restructuring steps during the second quarter of fiscal 2027 to separate the Performance Technologies business from its other businesses; see Note 2 for additional information regarding the transaction. The fiscal 2027 year-to-date effective tax rate was positively impacted by $26.5 million of income tax benefits recorded during the first quarter related to stock-based compensation awards. The tax benefits were primarily driven by performance-based stock awards granted in fiscal 2024, for which shares were issued to participants during the first quarter of fiscal 2027. Modine’s share price appreciated significantly from the grant date of the stock awards to the share issuance date, which increased the value of the awards and the Company’s corresponding tax benefit. The tax benefits related to stock-based compensation awards were partially offset by income tax detriments related to non-deductible compensation, which increased $5.4 million and $8.0 million in the second quarter and first six months of fiscal 2027, respectively, as compared with the same periods in the prior year. The effective tax rates for fiscal 2026 were negatively impacted by provisions of the One Big Beautiful Bill Act, which increased income tax expense during the second quarter of fiscal 2026 by $3.1 million. As of September 30, 2026 and March 31, 2026, income tax liabilities included within other current liabilities on the Company’s consolidated balance sheets totaled $29.2 million and $37.0 million, respectively.

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

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

At September 30, 2026, valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $53.1 million and $27.2 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

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

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net earnings attributable to Modine	$30.0	$44.4	$103.9	$95.6

Weighted-average shares outstanding – basic	53.3	52.7	53.3	52.7
Effect of dilutive securities	0.6	1.1	0.6	1.0
Weighted-average shares outstanding – diluted	53.9	53.8	53.9	53.7

Earnings per share:
Net earnings per share – basic	$0.56	$0.84	$1.95	$1.81
Net earnings per share – diluted	$0.56	$0.83	$1.93	$1.78

There were no securities that were anti-dilutive in the periods presented above.

Note 11: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$150.6	$73.5
Restricted cash	0.3	0.2
Total cash, cash equivalents and restricted cash	$150.9	$73.7

Restricted cash, which is reported within other current assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 12: Inventories

Inventories consisted of the following:

	September 30, 2026	March 31, 2026
Raw materials	$508.1	$358.9
Work in process	118.4	95.3
Finished goods	71.0	51.9
Total inventories	$697.5	$506.1

Note 13: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2026	March 31, 2026
Land	$18.7	$19.1
Buildings and improvements (10-40 years)	299.8	291.1
Machinery and equipment (3-15 years)	918.2	904.1
Office equipment (3-10 years)	95.0	92.2
Construction in progress	139.5	116.1
	1,471.2	1,422.6
Less: accumulated depreciation	(911.6)	(901.7)
Net property, plant and equipment	$559.6	$520.9

The September 30, 2026 and March 31, 2026 property, plant and equipment in the table above exclude amounts classified as held for sale. See Note 2 for additional information.

Note 14: Goodwill and Intangible Assets

Effective April 1, 2026, the Company reorganized its Climate Solutions segment and split it into two separate operating segments: 1) Data Centers and 2) Commercial HVAC. The following table presents a roll forward of the carrying value of goodwill from March 31, 2026 to September 30, 2026. The Company has recast the March 31, 2026 goodwill balances to be comparable with the current segment structure.

	Data Centers	Commercial HVAC	Total
Goodwill, March 31, 2026	$87.0	$205.1	$292.1
Effect of exchange rate changes	(1.5)	(0.9)	(2.4)
Goodwill, September 30, 2026	$85.5	$204.2	$289.7

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Intangible assets consisted of the following:

	September 30, 2026			March 31, 2026
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$195.5	$(68.8)	$126.7	$198.2	$(63.1)	$135.1
Trade names	69.3	(27.0)	42.3	69.7	(25.2)	44.5
Acquired technology	36.5	(20.8)	15.7	36.8	(19.4)	17.4
Total intangible assets	$301.3	$(116.6)	$184.7	$304.7	$(107.7)	$197.0

The Company recorded amortization expense of $5.2 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense of $10.4 million and $10.6 million for the six months ended September 30, 2026 and 2025, respectively. The Company estimates that it will record approximately $10.0 million of amortization expense during the remainder of fiscal 2027. The Company estimates that it will record approximately $21.0 million, $20.0 million, $19.0 million, $19.0 million, and $19.0 million of annual amortization expense in fiscal 2028 through 2032, respectively.

Note 15: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2026	2025
Beginning balance	$11.9	$6.5
Warranties recorded at time of sale	3.0	2.1
Adjustments to pre-existing warranties	5.5	0.6
Settlements	(9.2)	(2.2)
Business acquisitions (a)	—	0.9
Effect of exchange rate changes	0.1	(0.1)
Ending balance	$11.3	$7.8

	Six months ended September 30,
	2026	2025
Beginning balance	$11.8	$9.2
Warranties recorded at time of sale	5.5	4.0
Adjustments to pre-existing warranties	7.7	(2.2)
Settlements	(13.6)	(4.3)
Business acquisitions (a)	—	0.9
Effect of exchange rate changes	(0.1)	0.2
Ending balance	$11.3	$7.8
____

(a)	See Note 2 for additional information on acquisitions during fiscal 2026.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 16: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the consolidated balance sheets.

	Balance Sheet Location	September 30, 2026	March 31, 2026
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$137.6	$138.9
Finance lease ROU assets (a)	Property, plant and equipment - net	6.3	6.6

Lease Liabilities
Operating lease liabilities	Other current liabilities	$25.1	$26.3
Operating lease liabilities	Other noncurrent liabilities	117.6	117.5
Finance lease liabilities	Long-term debt - current portion	0.5	0.5
Finance lease liabilities	Long-term debt	1.5	1.8
____

(a)	Finance lease right of use (“ROU”) assets were recorded net of accumulated amortization of $5.0 million and $4.8 million as of September 30, 2026 and March 31, 2026, respectively.

Components of lease expense

The components of lease expense were as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Operating lease expense (a)	$14.5	$10.5	$28.1	$20.2
Finance lease expense:
Depreciation of ROU assets	0.2	0.2	0.3	0.3
Interest on lease liabilities	—	0.1	—	0.1
Total lease expense	$14.7	$10.8	$28.4	$20.6
____

(a)	For the three and six months ended September 30, 2026, operating lease expense included short-term lease expense of $3.2 million and $6.3 million, respectively. For the three and six months ended September 30, 2025, operating lease expense included short-term lease expense of $2.6 million and $5.0 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Note 17: Indebtedness

Long-term debt consisted of the following:

	Fiscal year
	of maturity	September 30, 2026	March 31, 2026

Revolving credit facility	2031	$460.0	$150.0
Term loan	2031	190.0	195.0
5.9% Senior Notes	2029	62.5	75.0
5.8% Senior Notes	2027	8.3	8.3
Finance lease obligations		2.0	2.3
		722.8	430.6
Less: current portion		(43.9)	(43.9)
Less: unamortized debt issuance costs		(1.5)	(1.8)
Total long-term debt		$677.4	$384.9

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2027	$26.1
2028	35.5
2029	35.5
2030	10.1
2031	615.1
2032 & beyond	0.5
Total	$722.8

Borrowings under the revolving credit, swingline and term loan facility bear interest at variable rates, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At September 30, 2026, the weighted-average interest rate for revolving credit facility borrowings and the term loan was 5.0 percent and 5.3 percent, respectively.

Based upon the terms of the credit agreement, the Company classifies borrowings under its revolving credit and swingline facilities as long-term and short-term debt, respectively, on its consolidated balance sheets. At September 30, 2026, the Company’s borrowings under its revolving credit facilities totaled $460.0 million and domestic letters of credit totaled $5.8 million. As a result, available borrowing capacity under the Company’s revolving credit facility was $84.2 million as of September 30, 2026. At September 30, 2026, the Company had no borrowings under the swingline facility. At March 31, 2026, the Company’s borrowings under its revolving credit facility and swingline facilities totaled $150.0 million and $2.5 million, respectively. In addition, short-term debt as of March 31, 2026 included $5.0 million of overdraft borrowings in the U.S.

The Company also maintains credit agreements for its foreign subsidiaries. The outstanding short-term borrowings related to these foreign credit agreements totaled $3.0 million as of September 30, 2026. There were no short-term borrowings related to these agreements at March 31, 2026.

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

Financial covenants within the credit agreements include a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balances, both as defined by the credit agreements, to no more than three and one-half times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”). The Company must also maintain a ratio of Adjusted EBITDA of at least three times consolidated interest expense. As of September 30, 2026, the Company was in compliance with its debt covenants.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2026 and March 31, 2026, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of $70.4 million and $83.7 million, respectively. The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18: Risks, Uncertainties, Contingencies and Litigation

Environmental

The Company has recorded environmental monitoring and remediation accruals related to manufacturing facilities in the U.S., one of which the Company currently owns and operates, and a former manufacturing facility in the Netherlands. These accruals primarily relate to soil and groundwater contamination at facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. In instances where a range of loss can be reasonably estimated for a probable environmental liability, but no amount within the range is a better estimate than any other amount, the Company accrues the minimum of the range. The Company’s accruals for environmental matters totaled $11.7 million and $12.7 million as of September 30, 2026 and March 31, 2026, respectively. As additional information becomes available regarding environmental matters, the Company will re-assess the liabilities and revise the estimated accruals, if necessary. While it is possible that the ultimate environmental remediation costs may be in excess of amounts accrued, the Company believes, based upon currently available information, that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Information technology purchase commitments

The Company has entered into purchase commitments for information technology services, primarily related to implementation and support for cloud infrastructure, data analytics, and AI-enablement services. In total, the Company expects to spend approximately $26.0 million in connection with these purchase commitments for the remainder of fiscal 2027 through fiscal 2030.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

Other litigation

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, governmental agencies and/or others in which claims are asserted against Modine. The Company believes that any additional loss in excess of amounts already accrued would not have a material effect on the Company’s consolidated balance sheets, results of operations, and cash flows. In addition, management expects that the liabilities which may ultimately result from such lawsuits or proceedings, if any, would not have a material adverse effect on the Company’s financial position.

Note 19: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2026				Six months ended September 30, 2026
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(51.0)	$3.7	$(0.1)	$(47.4)	$(41.0)	$3.8	$0.1	$(37.1)

Other comprehensive loss before reclassifications	(4.9)	—	(0.1)	(5.0)	(14.9)	—	(0.6)	(15.5)
Reclassifications:
Amortization of unrecognized net gain (a)	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Realized (gains) losses - net (b)	—	—	(0.1)	(0.1)	—	—	0.2	0.2
Income taxes	—	—	0.1	0.1	—	—	0.1	0.1
Total other comprehensive loss	(4.9)	(0.1)	(0.1)	(5.1)	(14.9)	(0.2)	(0.3)	(15.4)
Ending balance	$(55.9)	$3.6	$(0.2)	$(52.5)	$(55.9)	$3.6	$(0.2)	$(52.5)

	Three months ended September 30, 2025				Six months ended September 30, 2025
	Foreign				Foreign
	Currency	Defined	Cash Flow		Currency	Defined	Cash Flow
	Translation	Benefit Plans	Hedges	Total	Translation	Benefit Plans	Hedges	Total
Beginning balance	$(29.6)	$(103.0)	$0.7	$(131.9)	$(76.8)	$(103.8)	$(0.7)	$(181.3)

Other comprehensive income (loss) before reclassifications	(5.9)	—	(1.3)	(7.2)	41.3	—	0.1	41.4
Reclassifications:
Amortization of unrecognized net loss (a)	—	1.1	—	1.1	—	2.2	—	2.2
Realized losses - net (b)	—	—	0.3	0.3	—	—	0.8	0.8
Income taxes	—	(0.3)	0.3	—	—	(0.6)	(0.2)	(0.8)
Total other comprehensive income (loss)	(5.9)	0.8	(0.7)	(5.8)	41.3	1.6	0.7	43.6
Ending balance	$(35.5)	$(102.2)	$—	$(137.7)	$(35.5)	$(102.2)	$—	$(137.7)
____

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 5 for additional information about the Company’s pension plans.
(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

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

	Three months ended September 30, 2026					Three months ended September 30, 2025
				Corporate					Corporate
	Data	Commercial	Performance	and		Data	Commercial	Performance	and
	Centers	HVAC	Technologies	eliminations	Total	Centers	HVAC	Technologies	eliminations	Total
External sales	$437.3	$269.4	$287.7	$—	$994.4	$224.0	$230.1	$284.8	$—	$738.9
Inter-segment sales	2.4	16.1	—	(18.5)	—	1.0	2.8	1.5	(5.3)	—
Net sales	439.7	285.5	287.7	(18.5)	994.4	225.0	232.9	286.3	(5.3)	738.9
Cost of sales	353.1	219.5	234.3	(17.9)	789.0	170.1	175.8	232.2	(4.1)	574.0
Gross profit	86.6	66.0	53.4	(0.6)	205.4	54.9	57.1	54.1	(1.2)	164.9
Selling, general and administrative expenses	24.7	31.0	19.7	29.2	104.6	18.5	28.9	19.7	17.1	84.2
Restructuring expenses	0.7	0.7	1.6	—	3.0	0.5	1.9	0.6	0.1	3.1
Impairment charge	—	—	—	—	—	—	—	4.1	—	4.1
Operating income	$61.2	$34.3	$32.1	$(29.8)	$97.8	$35.9	$26.3	$29.7	$(18.4)	$73.5

	Six months ended September 30, 2026					Six months ended September 30, 2025
				Corporate					Corporate
	Data	Commercial	Performance	and		Data	Commercial	Performance	and
	Centers	HVAC	Technologies	eliminations	Total	Centers	HVAC	Technologies	eliminations	Total
External sales	$785.7	$517.3	$565.5	$—	$1,868.5	$407.6	$443.8	$570.3	$—	$1,421.7
Inter-segment sales	2.6	29.8	—	(32.4)	—	1.1	3.3	1.5	(5.9)	—
Net sales	788.3	547.1	565.5	(32.4)	1,868.5	408.7	447.1	571.8	(5.9)	1,421.7
Cost of sales	631.4	417.2	463.3	(30.8)	1,481.1	299.1	331.8	465.8	(5.3)	1,091.4
Gross profit	156.9	129.9	102.2	(1.6)	387.4	109.6	115.3	106.0	(0.6)	330.3
Selling, general and administrative expenses	48.7	61.3	39.2	58.7	207.9	38.3	53.8	41.6	35.4	169.1
Restructuring expenses	0.7	2.9	3.3	—	6.9	0.7	3.0	4.1	0.1	7.9
Impairment charge	—	—	—	—	—	—	—	4.1	—	4.1
Operating income	$107.5	$65.7	$59.7	$(60.3)	$172.6	$70.6	$58.5	$56.2	$(36.1)	$149.2

SG&A expenses at Corporate include legal, finance, general corporate and central services expenses and other costs that are either not directly attributable to an operating segment or not considered when the CODM evaluates segment performance. During the three and six months ended September 30, 2026, the Company recorded $14.1 million and $21.2 million, respectively, of costs related to the Reverse Morris Trust transaction with Gentherm for legal, accounting, tax, and other professional services and other costs related to the transaction.

MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(unaudited)

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Data Centers	$28.8	$21.3	$59.7	$28.4
Commercial HVAC	3.3	5.5	9.7	18.3
Performance Technologies	9.2	5.1	17.4	12.4
Corporate	0.8	—	1.7	0.3
Total capital expenditures	$42.1	$31.9	$88.5	$59.4

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization expense:
Data Centers	$5.7	$4.4	$11.1	$10.1
Commercial HVAC	8.0	7.0	16.0	12.5
Performance Technologies	7.2	7.8	14.1	15.3
Corporate	0.4	0.5	0.8	0.8
Total depreciation and amortization expense	$21.3	$19.7	$42.0	$38.7

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	September 30, 2026	March 31, 2026
Assets:
Data Centers	$669.0	$496.2
Commercial HVAC	388.8	338.3
Performance Technologies	434.8	402.6
Other (a)	1,613.1	1,437.5
Total assets	$3,105.7	$2,674.6
____

(a)	Represents cash and cash equivalents, other current assets, property, plant and equipment, intangible assets, goodwill, deferred income taxes, and other noncurrent assets for the Data Centers, Commercial HVAC and Performance Technologies segments and Corporate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended September 30, 2026 was the second quarter of fiscal 2027.

Spin-off of Performance Technologies business

On October 1, 2026, we completed the previously-announced spin-off of our Performance Technologies business, which was contributed to our wholly-owned subsidiary, Platinum SpinCo Inc. (“SpinCo”) prior to its spin-off and combination with Gentherm Incorporated (“Gentherm”) in a Reverse Morris Trust transaction. Gentherm, a Michigan-based corporation, is a global leader of innovative thermal management and pneumatic comfort technologies. We have retained our Data Centers and Commercial HVAC segment businesses, creating a pure-play climate solutions company.

As a result of the merger, our shareholders received newly-issued Gentherm stock, representing post-transaction ownership of approximately 44 percent of Gentherm. Immediately prior to transaction closing, we received a cash distribution of $156.0 million from SpinCo. In addition, we received a cash transfer of $42.6 million from SpinCo, which was based primarily upon estimates of SpinCo’s net working capital, cash, and indebtedness, each as defined in the Separation Agreement. The cash transfer amount is subject to post-closing adjustment provisions of the Separation Agreement. We used the cash received in October 2026 to repay $198.6 million of outstanding borrowings under our revolving credit facility. SpinCo financed the cash payments through the issuance of $250.0 million of third-party debt on October 1, 2026, which was then transferred to Gentherm as part of the transaction.

We have incurred expenses to separate the Performance Technologies business and to facilitate the transaction, including fees for transaction advisory, legal, accounting, tax, and other professional services. Through September 30, 2026, we incurred disposition-related costs totaling $36.2 million. We estimate that additional costs directly related to the transaction during the second half of fiscal 2027 will total $20.0 million to $25.0 million.

In the third quarter of fiscal 2027, we will derecognize SpinCo’s net assets against shareholders’ equity. As a result of this distribution, no gain or loss will be recognized in our consolidated statement of operations. In addition, the Reverse Morris Trust transaction was structured to be generally tax-free for U.S. federal income tax purposes for the Company and our shareholders. We will report the Performance Technologies business as a discontinued operation starting with the third quarter of fiscal 2027.

We recently announced that, subject to shareholder approval and the completion of other regulatory steps, we intend to change the name of our company to Modexus Solutions, Inc. Our common stock will continue to trade on the New York Stock Exchange under our current ticker symbol, “MOD.” As part of the spin-off transaction, Gentherm acquired the Modine brand, domains, and trademarks and the Performance Technologies business will continue to go to market as Modine. We will continue using the Modine brand in certain businesses (the Heat Transfer Solutions and HVAC Technologies businesses within our Commercial HVAC segment) under a license with Gentherm.

Fiscal 2026 acquisitions

During fiscal 2026, we acquired three businesses, each supporting our growth strategy by expanding our product portfolio and broadening our customer base. On April 1, 2025, we acquired substantially all of the net operating assets of AbsolutAire, Inc. (“AbsolutAire”) for $11.3 million. On May 31, 2025, we acquired LBW Holding Corp. (“L.B. White”) for $110.5 million. On July 1, 2025, we acquired Climate by Design International (“Climate by Design”) for $64.4 million. We report the financial results of these businesses within our Commercial HVAC segment.

Second quarter highlights

Net sales in the second quarter of fiscal 2027 increased $255.5 million, or 35 percent, from the second quarter of fiscal 2026, primarily due to higher sales in our Data Centers and Commercial HVAC segments. Cost of sales increased $215.0 million, or 37 percent. Gross profit increased $40.5 million. Gross margin declined 160 basis points to 20.7 percent, primarily due to lower gross margin in the Data Centers segment, largely driven by higher material costs. Selling, general and administrative (“SG&A”) expenses increased $20.4 million, primarily due to $14.1 million of disposition-related costs and higher compensation-related expenses. Operating income of $97.8 million during the second quarter of fiscal 2027 increased $24.3 million from the prior year, primarily due to higher gross profit and the absence of a $4.1 million impairment charge recorded in the prior year, partially offset by higher SG&A expenses.

Year-to-date highlights

Net sales in the first six months of fiscal 2027 increased $446.8 million, or 31 percent, from the same period last year, primarily due to higher sales in our Data Centers and Commercial HVAC segments. Cost of sales increased $389.7 million, or 36 percent, from the same period last year. Gross profit increased $57.1 million. Gross margin declined 250 basis points to 20.7 percent, primarily due to lower gross margin in the Data Centers segment, largely driven by higher material costs and operating inefficiencies associated with our rapid expansion of manufacturing capacity for data center cooling solutions and supplier capacity constraints. SG&A expenses increased $38.8 million, primarily due to $21.2 million of disposition-related costs and higher compensation-related expenses. Operating income of $172.6 million during the first six months of fiscal 2027 increased $23.4 million from the prior year, primarily due to higher gross profit and the absence of a $4.1 million impairment charge recorded in the prior year, partially offset by higher SG&A expenses.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026		2025
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$994.4	100.0%	$738.9	100.0%	$1,868.5	100.0%	$1,421.7	100.0%
Cost of sales	789.0	79.3%	574.0	77.7%	1,481.1	79.3%	1,091.4	76.8%
Gross profit	205.4	20.7%	164.9	22.3%	387.4	20.7%	330.3	23.2%
Selling, general and administrative expenses	104.6	10.5%	84.2	11.4%	207.9	11.1%	169.1	11.9%
Restructuring expenses	3.0	0.3%	3.1	0.4%	6.9	0.4%	7.9	0.6%
Impairment charge	—	—	4.1	0.6%	—	—	4.1	0.3%
Operating income	97.8	9.8%	73.5	9.9%	172.6	9.2%	149.2	10.5%
Interest expense	(8.5)	(0.9)%	(8.3)	(1.1)%	(14.9)	(0.8)%	(14.1)	(1.0)%
Other expense – net	(1.3)	(0.1)%	(1.5)	(0.2)%	(1.1)	(0.1)%	(5.7)	(0.4)%
Earnings before income taxes	88.0	8.8%	63.7	8.6%	156.6	8.4%	129.4	9.1%
Provision for income taxes	(57.7)	(5.8)%	(18.9)	(2.6)%	(52.0)	(2.8)%	(32.9)	(2.3)%
Net earnings	$30.3	3.0%	$44.8	6.1%	$104.6	5.6%	$96.5	6.8%

Comparison of the three months ended September 30, 2026 and 2025

Second quarter net sales of $994.4 million were $255.5 million, or 35 percent, higher than the second quarter of the prior year, primarily due to $214.7 million of higher sales in our Data Centers segment, primarily driven by sales growth to hyperscale data center customers in North America. In addition, sales in our Commercial HVAC segment increased $52.6 million, primarily driven by higher sales of heat transfer solutions and HVAC technologies products. Foreign currency exchange rates unfavorably impacted sales by $3.0 million.

Second quarter cost of sales increased $215.0 million, or 37 percent, primarily due to higher sales volume and approximately $40.0 million of higher material costs, including higher component and raw material costs and tariffs. Cost of sales was favorably impacted by $2.5 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 160 basis points to 79.3 percent, primarily due to the higher material costs, partially offset by higher average selling prices.

As a result of higher sales and higher cost of sales as a percentage of sales, second quarter gross profit increased $40.5 million, or 25 percent, and gross margin declined 160 basis points to 20.7 percent.

Second quarter SG&A expenses increased $20.4 million, or 24 percent. As a percentage of sales, SG&A expenses decreased 90 basis points. The increase in SG&A expenses was primarily driven by $14.1 million of costs incurred related to the Reverse Morris Trust transaction with Gentherm. In addition, compensation-related expenses increased approximately $6.0 million and included increases in the Data Centers segment, supporting the segment’s growth. These drivers, which increased SG&A expenses, were partially offset by lower costs associated with acquisition activities, which decreased $2.3 million.

Restructuring expenses decreased $0.1 million compared with the second quarter of fiscal 2026, primarily due to lower severance expenses in the Commercial HVAC segment, partially offset by higher costs related to transferring production for certain product lines in the Performance Technologies segment.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell. We expect to sell the facility by the end of calendar 2026.

Operating income of $97.8 million in the second quarter of fiscal 2027 increased $24.3 million, or 33 percent, compared with the second quarter of fiscal 2026, primarily due to higher gross profit and the absence of the impairment charge in the prior year, partially offset by higher SG&A expenses.

Interest expense during the second quarter of fiscal 2027 increased $0.2 million compared with the second quarter of fiscal 2026, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

Other net expenses of $1.3 million decreased $0.2 million compared with the second quarter of fiscal 2026, primarily due to lower pension benefit costs, which decreased $1.2 million, as we completed the termination of our primary U.S. pension plan during the third quarter of fiscal 2026. This decrease was partially offset by foreign currency transaction losses, which increased $0.9 million.

The provision for income taxes was $57.7 million and $18.9 million in the second quarter of fiscal 2027 and 2026, respectively. The $38.8 million increase was primarily due to $29.5 million of income tax expense recorded in the second quarter of fiscal 2027 related to legal entity restructuring and unfavorable changes in the mix and amount of foreign and U.S. earnings. In preparation for the Reverse Morris Trust transaction with Gentherm, we completed several legal entity restructuring steps during the second quarter of fiscal 2027 to separate the Performance Technologies business from our other businesses. In addition, income tax detriments related to non-deductible compensation increased $5.4 million compared with the same period in the prior year. These drivers, which increased the current-year tax provision, were partially offset by the absence of impacts associated with the One Big Beautiful Bill Act, which increased tax expense during the second quarter of 2026 by $3.1 million.

Comparison of the six months ended September 30, 2026 and 2025

Fiscal 2027 year-to-date net sales of $1,868.5 million were $446.8 million, or 31 percent, higher than the same period last year, primarily due to higher sales volume and, to a lesser extent, higher average selling prices. Sales in our Data Centers segment increased $379.6 million, primarily driven by sales growth to hyperscale data center customers in North America. In addition, sales in our Commercial HVAC segment increased $100.0 million, primarily driven by higher sales of HVAC technologies products, including $19.7 million of incremental sales from the acquired L.B. White and Climate by Design businesses, and higher sales of heat transfer solutions products. The higher sales in the Data Centers and Commercial HVAC segments were partially offset by lower sales in our Performance Technologies segment, which decreased $6.3 million. Foreign currency exchange rates favorably impacted sales by $3.1 million.

Fiscal 2027 year-to-date cost of sales of $1,481.1 million increased $389.7 million, or 36 percent, primarily due to higher sales volume and approximately $61.0 million of higher material costs, including higher component and raw material costs and tariffs. In addition, cost of sales was negatively impacted by operating inefficiencies and a $2.3 million unfavorable impact of foreign currency exchange rates. The operating inefficiencies were primarily in our Data Centers segment, where we incurred higher costs related to the rapid expansion of manufacturing capacity for data center cooling solutions and supplier capacity constraints that temporarily disrupted our production schedules. As a percentage of sales, cost of sales increased 250 basis points to 79.3 percent, primarily due to the higher material costs and the operating inefficiencies, partially offset by higher average selling prices.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit increased $57.1 million, or 17 percent, and gross margin declined 250 basis points to 20.7 percent.

Fiscal 2027 year-to-date SG&A expenses increased $38.8 million, or 23 percent. As a percentage of sales, SG&A expenses decreased 80 basis points. The increase in SG&A expenses was driven by $21.2 million of costs incurred related to the Reverse Morris Trust transaction with Gentherm and higher compensation-related expenses, which increased approximately $15.0 million. The higher compensation-related expenses include increases in the Data Centers segment, supporting the segment’s growth, incremental expenses from acquired businesses in the Commercial HVAC segment, and higher incentive compensation expenses. These increases were partially offset by lower compensation-related expenses in the Performance Technologies segment, which included the benefits of previous restructuring actions. In addition, costs associated with acquisition activities decreased $4.0 million.

Restructuring expenses during the first six months of fiscal 2027 decreased $1.0 million compared with the same period last year, primarily due to lower severance expenses in the Performance Technologies segment. This decrease was partially offset by higher costs related to transferring production for certain product lines.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge related to a technical service center and administrative support facility in Germany. We expect to sell the facility by the end of calendar 2026.

Operating income of $172.6 million in the first six months of fiscal 2027 increased $23.4 million, or 16 percent, compared with the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Interest expense during the first six months of fiscal 2027 increased $0.8 million compared with the same period last year, primarily due to higher average outstanding borrowings on our revolving credit facility, partially offset by favorable changes in interest rates.

Other net expenses during the first six months of fiscal 2027 decreased $4.6 million compared with the same period last year. Compared with the prior-year period pension benefit costs decreased $2.5 million, as we completed the termination of our primary U.S. pension plan during the third quarter of fiscal 2026, and foreign currency transaction losses decreased $2.3 million.

The provision for income taxes was $52.0 million and $32.9 million during the first six months of fiscal 2027 and 2026, respectively. The $19.1 million increase was primarily due to $29.5 million of income tax expense recorded in the second quarter of fiscal 2027 related to legal entity restructuring, unfavorable changes in the mix and amount of foreign and U.S. earnings, and income tax detriments related to non-deductible compensation, which were $8.0 million higher than the same period in the prior year. These drivers, which increased the current-year tax provision, were partially offset by $26.5 million of income tax benefits recorded during the first quarter of fiscal 2027 related to stock-based compensation awards and the absence of impacts associated with the One Big Beautiful Bill Act, which increased tax expense during the second quarter of 2026 by $3.1 million. The tax benefits related to stock-based compensation awards were primarily driven by performance-based stock awards granted in fiscal 2024, for which shares were issued during the first quarter of fiscal 2027. We expect that income tax detriments related to non-deductible compensation during the remainder of fiscal 2027 will be higher than the comparable prior-year period and will largely offset the income tax benefits related to stock-based compensation awards recorded during the first quarter of fiscal 2027. As a result, we do not expect the tax benefits related to stock-based compensation will significantly impact our full-year fiscal 2027 effective tax rate.

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

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2026 and 2025:

Data Centers

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026		2025
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$439.7	100.0%	$225.0	100.0%	$788.3	100.0%	$408.7	100.0%
Cost of sales	353.1	80.3%	170.1	75.6%	631.4	80.1%	299.1	73.2%
Gross profit	86.6	19.7%	54.9	24.4%	156.9	19.9%	109.6	26.8%
Selling, general and administrative expenses	24.7	5.6%	18.5	8.3%	48.7	6.2%	38.3	9.4%
Restructuring expenses	0.7	0.2%	0.5	0.2%	0.7	0.1%	0.7	0.2%
Operating income	$61.2	13.9%	$35.9	15.9%	$107.5	13.6%	$70.6	17.3%

Comparison of the three months ended September 30, 2026 and 2025

Data Centers net sales increased $214.7 million, or 95 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher sales volume in North America, driven by sales growth to hyperscale customers. This increase was partially offset by a $2.1 million unfavorable impact of foreign currency exchange rates.

Data Centers cost of sales increased $183.0 million, or 108 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher sales volume and higher material costs, which increased approximately $27.0 million. In addition, cost of sales was impacted by temporary operating inefficiencies, including the impact of supplier constraints for certain key components. As a percentage of sales, cost of sales increased 470 basis points to 80.3 percent, primarily due to higher material costs and the operating inefficiencies associated with the business’s rapid growth and the supplier capacity constraints.

As a result of the higher sales and increased cost of sales as a percentage of sales, gross profit increased $31.7 million, or 58 percent, and gross margin declined 470 basis points to 19.7 percent.

Data Centers SG&A expenses increased $6.2 million, or 34 percent, compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses decreased 270 basis points. The increase in SG&A expenses was primarily driven by costs to support the segment’s strategic growth initiatives, including higher compensation-related expenses, which increased approximately $5.0 million, and increases across other general and administrative expenses.

Restructuring expenses increased $0.2 million compared with the second quarter of fiscal 2026, primarily due to higher severance expenses.

Operating income of $61.2 million increased $25.3 million, or 70 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of the six months ended September 30, 2026 and 2025

Data Centers year-to-date net sales increased $379.6 million, or 93 percent, from the same period last year, primarily due to higher sales volume in North America, driven by sales growth to hyperscale customers. This increase was partially offset by a $2.1 million unfavorable impact of foreign currency exchange rates.

Data Centers year-to-date cost of sales increased $332.3 million, or 111 percent, from the same period last year, primarily due to higher sales volume and higher material costs, which increased approximately $43.0 million. We also incurred higher expenses related to the rapid expansion of manufacturing capacity in the U.S. and our production schedules were temporarily disrupted due to supplier capacity constraints for certain key components, which resulted in unfavorable absorption of manufacturing overhead, facility, and labor costs. As a percentage of sales, cost of sales increased 690 basis points to 80.1 percent, primarily due to higher material costs and the operating inefficiencies associated with the business’s rapid growth and the supplier capacity constraints.

As a result of the higher sales and increased cost of sales as a percentage of sales, gross profit increased $47.3 million, or 43 percent, and gross margin declined 690 basis points to 19.9 percent.

Data Centers year-to-date SG&A expenses increased $10.4 million, or 27 percent, yet decreased 320 basis points as a percentage of sales. The increase in SG&A expenses was primarily driven by costs to support the segment’s strategic growth initiatives, including higher compensation-related expenses, which increased approximately $10.0 million, and increases across other general and administrative expenses. These increases were partially offset by lower amortization expense, which decreased $1.8 million. The lower amortization expense was primarily driven by an order backlog intangible asset related to our acquisition of Scott Springfield Mfg. Inc., which we finished amortizing during the first quarter of fiscal 2026.

Operating income of $107.5 million during the first six months of fiscal 2027 increased $36.9 million, or 52 percent, from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Commercial HVAC

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026		2025
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$285.5	100.0%	$232.9	100.0%	$547.1	100.0%	$447.1	100.0%
Cost of sales	219.5	76.9%	175.8	75.5%	417.2	76.3%	331.8	74.2%
Gross profit	66.0	23.1%	57.1	24.5%	129.9	23.7%	115.3	25.8%
Selling, general and administrative expenses	31.0	10.9%	28.9	12.4%	61.3	11.2%	53.8	12.0%
Restructuring expenses	0.7	0.2%	1.9	0.8%	2.9	0.5%	3.0	0.7%
Operating income	$34.3	12.0%	$26.3	11.3%	$65.7	12.0%	$58.5	13.1%

Comparison of the three months ended September 30, 2026 and 2025

Commercial HVAC net sales increased $52.6 million, or 23 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher sales volume and higher average selling prices. These increases were partially offset by a $1.1 million unfavorable impact of foreign currency exchange rates. Compared with the second quarter of the prior year, sales of heat transfer solutions and HVAC technologies products increased $23.6 million and $15.7 million, respectively. The higher heat transfer solutions product sales were primarily driven by higher sales of heat exchanger coils to customers in the data center market. The higher HVAC technologies product sales were primarily driven by higher sales of heating products.

Commercial HVAC cost of sales increased $43.7 million, or 25 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher sales volume and higher raw material costs, which increased approximately $8.0 million. In addition, cost of sales was negatively impacted by higher labor and inflationary costs. As a percentage of sales, cost of sales increased 140 basis points to 76.9 percent, primarily due to higher material costs and unfavorable sales mix, partially offset by higher average selling prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $8.9 million, or 16 percent, and gross margin declined 140 basis points to 23.1 percent.

Commercial HVAC SG&A expenses increased $2.1 million, or 7 percent, compared with the second quarter of the prior year. As a percentage of sales, SG&A expenses decreased 150 basis points. The increase in SG&A expenses was driven by higher compensation-related expenses, which increased approximately $1.0 million, and increases across other general and administrative expenses.

Restructuring expenses decreased $1.2 million compared with the second quarter of fiscal 2026, primarily due to lower severance expenses.

Operating income of $34.3 million increased $8.0 million, or 30 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher gross profit and lower restructuring expenses, partially offset by higher SG&A expenses.

Comparison of the six months ended September 30, 2026 and 2025

Commercial HVAC year-to-date net sales increased $100.0 million, or 22 percent, from the same period last year, primarily due to higher sales volume, including $19.7 million of incremental sales from the L.B. White and Climate by Design businesses acquired during fiscal 2026, and higher average selling prices. In addition, foreign currency exchange rates favorably impacted sales by $0.9 million. Compared with the same period in the prior year, sales of HVAC technologies and heat transfer solutions products increased $39.2 million and $34.3 million, respectively. The higher HVAC technologies product sales were primarily driven by the incremental sales from the acquired businesses and higher sales of heating products. The higher heat transfer solutions product sales were primarily driven by higher sales of heat exchanger coils to customers in the data center market.

Commercial HVAC year-to-date cost of sales increased $85.4 million, or 26 percent, from the same period last year, primarily due to higher sales volume and higher raw material costs, which increased approximately $14.0 million. In addition, cost of sales was negatively impacted by higher labor and inflationary costs and temporary operating inefficiencies largely associated with product line transfers. As a percentage of sales, cost of sales increased 210 basis points to 76.3 percent, primarily due to higher material costs, higher labor and inflationary costs, temporary operating inefficiencies and unfavorable sales mix, partially offset by higher average selling prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit increased $14.6 million, or 13 percent, and gross margin declined 210 basis points to 23.7 percent.

Commercial HVAC year-to-date SG&A expenses increased $7.5 million, or 14 percent, yet decreased 80 basis points as a percentage of sales. The increase in SG&A expenses was driven by higher compensation-related expenses, which increased approximately $3.0 million, and increases across other general and administrative expenses. The higher SG&A expenses included incremental expenses from the businesses acquired during fiscal 2026.

Restructuring expenses during the first six months of fiscal 2027 decreased $0.1 million compared with the same period last year, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

Operating income of $65.7 million during the first six months of fiscal 2027 increased $7.2 million, or 12 percent, from the same period last year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Performance Technologies

	Three months ended September 30,				Six months ended September 30,
	2026		2025		2026		2025
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$287.7	100.0%	$286.3	100.0%	$565.5	100.0%	$571.8	100.0%
Cost of sales	234.3	81.4%	232.2	81.1%	463.3	81.9%	465.8	81.5%
Gross profit	53.4	18.6%	54.1	18.9%	102.2	18.1%	106.0	18.5%
Selling, general and administrative expenses	19.7	6.8%	19.7	6.9%	39.2	6.9%	41.6	7.3%
Restructuring expenses	1.6	0.6%	0.6	0.2%	3.3	0.6%	4.1	0.7%
Impairment charge	—	—	4.1	1.4%	—	—	4.1	0.7%
Operating income	$32.1	11.2%	$29.7	10.4%	$59.7	10.6%	$56.2	9.8%

Comparison of the three months ended September 30, 2026 and 2025

Performance Technologies net sales increased $1.4 million, or less than 1 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher average selling prices, partially offset by lower sales volume largely due to our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. Compared with the second quarter of the prior year, sales of heavy-duty equipment products increased $11.3 million and sales of on-highway application products decreased $8.4 million.

Performance Technologies cost of sales increased $2.1 million, or 1 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to higher raw material costs, which increased approximately $4.0 million, and higher labor and inflationary costs. These increases were partially offset by the impact of lower sales volume. As a percentage of sales, cost of sales increased 30 basis points to 81.4 percent, primarily due to higher raw material costs, higher labor and inflationary costs and the unfavorable impact of lower sales volume, partially offset by higher average selling prices.

As a result of the higher sales and higher cost of sales as a percentage of sales, gross profit decreased $0.7 million, or 1 percent, and gross margin declined 30 basis points to 18.6 percent.

Performance Technologies SG&A expenses were consistent with the second quarter of the prior year. As a percentage of sales, SG&A expenses decreased 10 basis points.

Restructuring expenses increased $1.0 million compared with the second quarter of the prior year, primarily due to higher costs related to transferring production for certain product lines.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell. This facility was not included in the spin-off of the Performance Technologies business on October 1, 2026. We expect the sale of this facility will close by the end of calendar 2026.

Operating income of $32.1 million increased $2.4 million, or 8 percent, from the second quarter of fiscal 2026 to the second quarter of fiscal 2027, primarily due to the absence of the impairment charge recorded in the prior year, partially offset by higher restructuring expenses and lower gross profit.

Comparison of the six months ended September 30, 2026 and 2025

Performance Technologies year-to-date net sales decreased $6.3 million, or 1 percent, from the same period last year, primarily due to lower sales volume in North America. The lower sales were largely due to market weakness and our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. These decreases were partially offset by a $4.3 million favorable impact of foreign currency exchange rates. Compared with the same period in the prior year, sales of on-highway applications products decreased $17.4 million and sales of heavy-duty equipment products increased $12.6 million.

Performance Technologies year-to-date cost of sales decreased $2.5 million, or 1 percent, from the same period last year, primarily due to lower sales volume and, to a lesser extent, improved operating efficiencies. These drivers, which decreased cost of sales, were partially offset by higher raw material costs, which increased approximately $4.0 million, higher labor and inflationary costs and a $3.1 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 40 basis points to 81.9 percent, primarily due to higher raw material and labor and inflationary costs, partially offset by improved operating efficiencies.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $3.8 million, or 4 percent, and gross margin declined 40 basis points to 18.1 percent.

Performance Technologies year-to-date SG&A expenses decreased $2.4 million, or 6 percent, compared with the same period last year.  As a percentage of sales, year-to-date SG&A expenses decreased 40 basis points.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $3.0 million and included the benefits of previous restructuring actions.

Restructuring expenses during the first six months of fiscal 2027 decreased $0.8 million compared with the same period last year, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

During the second quarter of fiscal 2026, we recorded a $4.1 million non-cash impairment charge to reduce the carrying value of a technical service center and administrative support facility in Germany to estimated fair value, less costs to sell.

Operating income of $59.7 million during the first six months of fiscal 2027 increased $3.5 million, or 6 percent, from the same period last year, primarily due to the absence of the impairment charge recorded in the prior year and lower SG&A and restructuring expenses, partially offset by lower gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2026 of $150.6 million, and available borrowing capacity of $84.2 million under our revolving credit facility. Given our extensive international operations, approximately $94.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated. We believe our sources of liquidity will provide sufficient cash flow to adequately cover our funding needs on both a short-term and long-term basis.

Net cash (used for) provided by operating activities

Net cash used for operating activities for the six months ended September 30, 2026 was $57.1 million, which represents an $86.2 million decrease compared with $29.1 million of net cash provided by operating activities in the same period in the prior year. Increases in working capital caused a decrease in operating cash flow, as compared with the prior year. Our Data Centers segment is growing rapidly. We have increased inventory levels to support the growing customer demand and higher sales have resulted in increased accounts receivable. The increases in inventory and accounts receivable were partially offset by increases in accounts payable, largely resulting from the higher inventory levels. In addition, income taxes paid during the first six months of fiscal 2027 increased compared with the same period in the prior year, primarily due to the timing of earnings and tax payments.

Capital expenditures

Capital expenditures of $88.5 million during the first six months of fiscal 2027 increased $29.1 million compared with the same period in the prior year, primarily driven by investments in the Data Centers segment to increase production capacity in support of expected sales growth.

Business acquisitions

During the first six months of fiscal 2026, we made cash payments totaling $182.1 million to acquire L.B. White, Climate by Design, and AbsolutAire. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

Debt

During the first six months of fiscal 2027, borrowings on our credit facilities, net of repayments, totaled $287.6 million.

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

As of September 30, 2026, we were in compliance with our debt covenants. We expect to remain in compliance with our debt covenants during the remainder of fiscal 2027 and beyond.

Financing activities during the third quarter of fiscal 2027 related to the Performance Technologies spin-off

In connection with the Reverse Morris Trust transaction described earlier in this report, we separated our Performance Technologies business and contributed it into SpinCo, a wholly-owned subsidiary. On October 1, 2026, immediately prior to transaction closing, SpinCo borrowed $250.0 million under a term loan facility and made cash payments to us totaling $198.6 million. We used the cash proceeds to repay outstanding borrowings under our revolving credit facility. SpinCo’s third-party debt was subsequently transferred to Gentherm as part of the transaction.

Purchases of treasury stock

Under our equity compensation plans, participants have the option to sell back shares from their vested awards to satisfy their individual tax withholding obligations. We hold these purchased shares as treasury shares, which reduces the number of shares outstanding used to calculate earnings per share. During the first six months of fiscal 2027 and in connection with the vesting of stock awards, we purchased 224,528 shares for $65.7 million, an increase of $60.0 million compared with the same period last year. The increase was primarily related to performance-based stock awards granted in fiscal 2024, for which shares were issued during the first quarter of fiscal 2027 after the requisite three-year performance period. In fiscal 2023, performance-based cash awards were granted in lieu of performance-based stock awards; therefore, there were no share purchases related to performance-based awards in fiscal 2026 since the awards were settled in cash. Modine’s share price appreciated significantly from the grant date of the fiscal 2024 performance-based stock awards ($27.29 per share) to the date of issuance in the first quarter of fiscal 2027 ($295.88 per share). The share price appreciation increased the value of the shares delivered to participants and the shares delivered back to Modine by participants to satisfy their associated tax withholding obligations.

We did not purchase shares under our share repurchase program during the first six months of fiscal 2027. As of September 30, 2026, we had $81.6 million of share repurchase authorization remaining under the repurchase program, which does not expire. Our decision whether and to what extent to repurchase additional shares under the program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market risks:

●	The impact of potential adverse developments or disruptions in the global economy and financial markets, including impacts related to geopolitical tensions and military conflicts, including the conflict between the U.S. and Iran, broadening military conflicts in the Middle East and ongoing conflict between Russia and Ukraine, inflation, energy costs, government incentive or funding programs, supply chain challenges, logistical disruptions, including those related to sea, land or air freight, tariffs, sanctions and other trade issues or cross-border trade restrictions;
●	The impact of other economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations; changes in interest rates; recession and recovery therefrom; and the general uncertainties about the impact of statutory, regulatory and/or policy changes, including those related to tax and trade that have been or may be implemented in the U.S. or abroad;

●	The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs. These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand. This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, including through our quotation process or through contract provisions for price adjustments;
●	Our ability to be at the forefront of technological advances to differentiate ourselves from our competitors and provide innovative products and services to our customers, the impacts of any changes in or the adoption rate of technologies that we expect to drive sales growth, including those related to data center cooling, and the impacts of threats or changes to the market growth prospects for our customers;
●	The potential impacts of opposition to data center development from local communities, environmental or other advocacy groups, and/or governmental authorities, including opposition resulting from public skepticism of artificial intelligence;
●	Our ability to mitigate increases in labor costs and labor shortages;
●	The impact of public health threats on the national and global economy, our business, suppliers (and the supply chain), customers, and employees; and
●	The impact of legislation, regulations, and government incentive programs, including those addressing climate change, on demand for our products and the markets we serve, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational risks:

●	The impact of problems, including logistic and transportation challenges, associated with suppliers meeting our quantity, quality, price and timing demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes or remains constrained;
●	The overall health of and pricing pressure from our customers in light of economic and market-specific factors and the potential impact on us from any deterioration in the stability or performance of any of our major customers;
●	Our ability to maintain current customer relationships and compete effectively for new business, including our ability to achieve profit margins acceptable to us by offsetting or otherwise addressing any cost increases associated with supply chain challenges and inflationary market conditions;
●	The impact of product or manufacturing difficulties or operating inefficiencies, including any product or program launches, product transfer challenges and product warranty and liability claims;
●	The impact of delays or modifications initiated by major customers with respect to product or program launches, product applications or requirements, or timing of construction or development projects that incorporate our products and services, including the impacts of delays resulting from data center opposition or from delays or constraints in development and construction requirements such as permitting, electricity availability, construction labor availability, or constraints in construction supply chains;

●	Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect;
●	Our ability to effectively and efficiently manage our operations in response to sales volume changes, including maintaining adequate production capacity to meet demand in our growing businesses, particularly in our Data Centers businesses, while also completing restructuring activities and realizing the anticipated benefits thereof;
●	Costs and other effects of the investigation and remediation of environmental contamination; including when related to the actions or inactions of others and/or facilities over which we have no control;
●	Our ability to recruit and maintain talent, including personnel in managerial, leadership, operational and administrative functions;
●	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;
●	The impact of a substantial disruption, including any prolonged service outage, or material breach of our information technology systems, and any related delays, problems or costs;
●	Increasingly complex and restrictive laws and regulations and the costs associated with compliance therewith, including state and federal labor regulations, laws and regulations associated with being a U.S. public company, and other laws and regulations present in various jurisdictions in which we operate;
●	Increasing emphasis by global regulatory bodies, customers, investors, and employees on environmental, social and corporate governance matters may impose additional costs on us, adversely affect our reputation, or expose us to new risks;
●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and
●	The constant and increasing pressures associated with healthcare and associated insurance costs.

Strategic risks related to the recently-completed spin-off of the Performance Technologies business:

●	Disruption of management time from ongoing business operations due to the transaction;
●	Our ability to achieve the financial and operational benefits expected from the transaction. The transaction might not provide us and our shareholders benefits or value in excess of what might have been realized had we retained the Performance Technologies business; and
●	Following the spin-off and merger with Gentherm, we are now less diversified, with a more concentrated focus on the data center and heating, ventilating, air conditioning, and refrigeration markets. As a result, we will be more vulnerable to changing market conditions in these markets, including risks related to the concentration of demand among a more limited number of large customers or projects.

Strategic risks related to business growth and optimization:

●	Our ability to realize the sales growth and return on investments anticipated in our Data Centers segment;
●	Our ability to efficiently manage our working capital as we grow our businesses. Increases in working capital to support rapid growth and production ramp-up activities in our Data Centers segment may adversely affect cash flows from operating activities;

●	Our ability to identify and execute on other organic growth opportunities and acquisitions, and to efficiently and successfully integrate acquired businesses;
●	Our ability to successfully realize anticipated benefits, including improved profit margins and cash flow, from strategic initiatives and our continued application of 80/20 principles across our businesses; and
●	Our ability to successfully exit portions of our business that do not align with our strategic plans. Business dispositions involve risks, including transaction-related and other costs, damage to or the loss of customer relationships, the diversion of management’s attention from our other business concerns, and other effects of litigation, claims, or other obligations, including those that may be asserted against us in connection with disposed businesses.

Financial risks:

●	Our ability to fund our global liquidity requirements efficiently for our current operations and meet our long-term commitments in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;
●	The impact of increases in interest rates in relation to our variable-rate debt obligations;
●	The impact of changes in federal, state or local tax regulations that could have the effect of increasing our income tax expense;
●	Our ability to comply with the financial covenants in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);
●	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and
●	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and under the oversight of the Audit Committee of the Board of Directors, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2027:

				Maximum
				Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average	as Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs (a)
July 1 - July 31, 2026	2,766 (b)	$235.62	—	$81,600,955

August 1 - August 31, 2026	1,464 (b)	$209.00	—	$81,600,955

September 1 - September 30, 2026	631 (b)	$198.07	—	$81,600,955

Total	4,861	$222.73	—
____

(a)	Effective March 7, 2025, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of Modine common stock at such times and prices that it deems to be appropriate. This share repurchase authorization does not expire.
(b)	Includes shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Tax Matters Agreement, dated as of October 1, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 1, 2026 (“October 1, 2026 8-K”)

10.2	Employee Matters Agreement, dated as of October 1, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc.	Exhibit 10.2 to October 1, 2026 8-K

10.3	Transition Services Agreement, dated as of October 1, 2026, by and among Modine Manufacturing Company and Platinum SpinCo Inc.	Exhibit 10.3 to October 1, 2026 8-K

10.4	Intellectual Property Matters Agreement, dated as of October 1, 2026, by and among Modine Manufacturing Company, Gentherm Incorporated and Platinum SpinCo Inc.	Exhibit 10.4 to October 1, 2026 8-K

10.5	Trademark Matters Agreement, dated as of October 1, 2026, by and among Modine Manufacturing Company and Platinum SpinCo Inc.	Exhibit 10.5 to October 1, 2026 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Neil D. Brinker, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

32.1	Section 1350 Certification of Neil D. Brinker, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Executive Vice President, Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Executive Vice President, Chief Financial Officer*

Date: November 4, 2026

* Executing as both the principal financial officer and a duly authorized officer of the Company